Form 10-Q
period 1998-03-31
PENTEGRA DENTAL GROUP INC
filed 1998-05-15
CIK 1042291

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


(MARK ONE)

[ ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998 or

[X] Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from December 31, 1997 to March 31, 1998.

                            Commission file number

                         Pentegra Dental Group, Inc.
            (exact name of Registrant as specified in its charter)

             Delaware                                            76-045043
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

2999 N. 44th Street, Suite 650, Phoenix, Arizona                   85018
    (Address of principal executive offices)                     (zip code)


     Registrant's telephone number, including area code:  (602) 952-1200

     Indicate by check mark whether the Registrant (2) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on March 30, 1998.

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 1, 1998 was 6,816,898.

                            FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

PART I - FINANCIAL INFORMATION                                             PAGE

  Item 1 - Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   4

           Balance Sheets as of December 31, 1997 and March 31, 1998
           (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

           Statement of Operations for the period from inception
           February 21, 1997 through March 31, 1997 and for the
           Three Months Ended March 31, 1998  (unaudited). . . . . . . . . .   5

           Statement of Changes in Stockholders' Equity (Deficit) as of
           March 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . .   6

           Statement of Cash Flows for the period from inception
           February 21, 1997 through March 31, 1997 and for the
           Three Months Ended March 31, 1998 (unaudited) . . . . . . . . . .   7

           Notes to Financial Statements . . . . . . . . . . . . . . . . . .   8

  Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . .  11

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  12

  Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  12

  Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                                    PART I


ITEM 1. FINANCIAL STATEMENTS

PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

                          PENTEGRA DENTAL GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                     (000s)

                    Assets
                    ------
                                                December 31,  March 31,
                                                    1997        1998
                                                -----------------------
Current Assets:
  Cash and Cash Equivalents                       $    100    $  6,708
  Prepaids and Other Current Assets                    -           101
                                                -----------------------
     Total Current Assets                              100       6,809

Property and Equipment, Net                            409       3,577
Goodwill, Net                                          -           183
Other Assets, Net                                    2,748          64
                                                -----------------------
     Total Assets                                 $  3,257    $ 10,633
                                                -----------------------
                                                -----------------------


Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------

Current Liabilities:
  Accounts Payable and Accrued Liabilities        $  2,095    $  1,313
  Accrued Employment Agreement                         -         1,250
                                                -----------------------

     Total Current Liabilities                       2,095       2,563

  Long Term Debt                                       215       1,074

  Preferred Stock - Class A                            675           -
  Preferred Stock - Class B                            414           -

Shareholders' Equity (Deficit)

  Common Stock                                          18           6
  Additional Paid in Capital                         1,194      10,304
  Accumulated Deficit                               (1,354)     (3,314)
                                                -----------------------

     Total Shareholders' Equity (Deficit)             (142)      6,996
                                                -----------------------
     Total Liabilities and Shareholders' Equity   $  3,257    $ 10,633
                                                -----------------------
                                                -----------------------

   The accompanying notes are an integral part of these financial statements.

                          PENTEGRA DENTAL GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                     (000s)

                                                   For the period
                                                   from inception,
                                                  February 21, 1997   For the quarter
                                                  through March 31,   ended March 31,
                                                         1997               1998
                                                  -----------------------------------
Revenue                                                 $    -            $     -

Expenses:
  General and administrative expenses                       11                550
  Employment agreement                                       -              1,250
  Interest expense                                           -                160
                                                        ------            -------
Net loss                                                $  (11)           $(1,960)
                                                        ------            -------
Preferred stock dividend                                     -             (1.070)
                                                        ------            -------
Loss attributable to common stock                       $  (11)           $(3.030)
                                                        ------            -------
                                                        ------            -------

   The accompanying notes are an integral part of these financial statements.

                             PENTEGRA DENTAL GROUP, INC
               CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In thousands, except per share amounts)
                                    (UNAUDITED)



                                                           Class A       Additional  Accumulated
                                                        Common Stock      Paid In      Equity
                                                     Shares     Amount    Capital     (Deficit)
                                                   --------------------------------------------
Balance at February 21, 1997                                -        -          -          -
Issuance of common stock
  ($0.015 per share cash on February 21, 1997)        666,667  $     7    $     3          -
Issuance of common stock
  ($0.015 per share cash and $0.14 per share
  Compensation on May 22, 1997)                       766,667        8        107          -
Issuance of common stock
  ($1.27 per share on June 13, 1997)                  290,000        3        365          -
Issuance of common stock
  ($0.015 per share cash and $1.26 per share
  Compensation on June 13, 1997)                       33,333        -         42          -
Purchases of common stock                             (86,667)      (1)         -          -
Issuance of common stock ($0.015 per share cash
  and $7.46 per share compensation on
  September 1, 1997)                                   66,667        1        497          -
Issuance of common stock with promissory notes
  ($9.00 per share discount on promissory notes
  on October 8, 1997)                                  20,000        -        180          -
Net Loss from inception through December 31, 1997           -        -          -     (1,354)
                                                   -----------------------------------------
Balance at December 31, 1997                        1,756,667  $    18    $ 1,194    $(1,354)
                                                   -----------------------------------------
Issuance of common stock                            2,500,000        3     16,357          -
Transfers of certain assets and liabilities
  From Founding Affiliated Practices                3,094,468        3     (6,180)         -

Dividend to Preferred Shareholders                          -        -     (1,070)         -
Repurchase of Common Stock and
  Share exchange                                     (909,237)     (18)         3          -
Net loss                                                    -        -          -     (1,960)
                                                   -----------------------------------------
Balance at March 31, 1998                           6,441,898  $     6    $10,304    $(3,314)
                                                   -----------------------------------------
                                                   -----------------------------------------

     The accompanying notes are an integral part of these financial statements.

                                Pentegra Dental Group, Inc.
                                  Statements of Cash Flow
                                 For the Three Months Ended
                                           (000s)

                                                 March 31, 1997    March 31, 1998
                                                 --------------    --------------
Cash flows from operating activities:
  Net loss                                                 (11)    $       (1,960)
  Increase in accounts payable and accrued
    expenses                                                 4              1,476
  Changes in operating assets and liabilities                                 (49)
  Amortization of loan discount                              -                135
                                                 -------------     --------------
      Net cash used in operating activities                 (7)              (398)
                                                 -------------     --------------
Cash used in investing activities
  Capital expenditures                                      (2)              (310)
  Acquisition                                                -               (100)
  Dividend to Founding Affiliated Practices                  -             (6,492)
                                                 -------------     --------------
      Net cash used in investing activities                 (2)            (6,902)
                                                 -------------     --------------
Cash flows provided by financing activities:
  Issuance of common stock                                  10             19,762
  Redemption of preferred stock                              -             (1,691)
  Repurchase of common stock                                 -                (14)
  Proceeds from issuance of debt                             -                486
  Repayment of long-term debt                                -             (3,129)
  Offering costs                                             -             (1,447)
  Organization costs                                         -                (59)
                                                 -------------     --------------
      Net cash provided by financing activities             10             13,908
                                                 -------------     --------------
Net increase in cash and cash equivalents                    1              6,608
                                                 -------------     --------------
                                                 -------------     --------------
Balance at inception, February 21, 1997
  and January 1, 1998, respectively                          -                100
Balance at end of period                                     1              6,708
                                                 -------------     --------------
                                                 -------------     --------------
Non-Cash Activities
  Offering cost accrued                                            $        1,008
                                                                   --------------
                                                                   --------------
  Share exchange                                                   $           17
                                                                   --------------
                                                                   --------------
  Issuance of notes payable for prepaid assets
    and acquisitions                                               $          373
                                                                   --------------
                                                                   --------------
  Issuance of notes payable for redemption of
    preferred stock                                                $          468
                                                                   --------------
                                                                   --------------

     The accompanying notes are an integral part of these financial statements.

                          PENTEGRA DENTAL GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

Pentegra Dental Group, Inc. together with its wholly owned subsidiary, Pentegra Investments, Inc. ("Pentegra" or the "Company"), provides practice management services to dental practices in the United States. In July 1997, the Company changed its name to Pentegra Investments, Inc. ("PII") and formed a new wholly owned subsidiary named Pentegra Dental Group, Inc. ("Pentegra Dental"). On March 30, 1998, simultaneously with the initial public offering, PII repurchased (the "Share Repurchase") from the stockholders of PII, on a pro rata basis, at a purchase price of $0.015 per share, that number of shares as was necessary so that the aggregate number of shares of Pentegra Dental common stock issued in connection with the Affiliations (as defined below) and the Share Exchange (as defined below) would not exceed 3,941,898 shares. Pursuant to that agreement, PII repurchased 909,237 shares for approximately $14,000. The shareholders exchanged on a share-for-share basis, shares of PII common stock, par value $0.015 per share, for 1,756,667 shares of common stock of Pentegra Dental (the "Share Exchange"). On March 30, 1998, Pentegra Dental acquired (the "Affiliations") simultaneously with the closing of its initial public offering (the "Offering" or "IPO") of its common stock, par value $.001 per share (the "Common Stock"), substantially all of the tangible and intangible assets, and assumed the liabilities, of 50 dental practices (collectively, the "Founding Affiliated Practices") in exchange for 3.1 million shares of Common Stock, $6.5 million in cash and net assets assumed of approximately $300,000. The net proceeds of the 2.5 million shares of Common Stock issued in the IPO (after deducting the underwriting discounts and commissions) were $19.8 million. Total related offering costs were $3.4 million. The acquisitions of the Founding Affiliated Practices have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

In accordance with Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders", published by the SEC, the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices pursuant to the Acquisitions has been accounted for by the Company at the transferors' historical cost basis, with the shares of common stock issued in those transactions being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration of $6.5 million, paid at closing on March 30, 1998, less net assets acquired of approximately $300,000, is reflected as a dividend by Pentegra to the owners of the Founding Affiliated Practices in the quarter ended March 31, 1998. SAB No. 48 is not applicable to any acquisitions made by the Company subsequent to the IPO. It is currently anticipated that the Company's future acquisitions of certain of the assets and liabilities of Affiliated Practices may result in substantial annual noncash amortization charges for intangible assets in the Company's statements of operations.

In May 1998, the Board of Directors approved the change of Pentegra's fiscal year from December 31 to March 31, effective for the year beginning April 1, 1998.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting and disclosures, but do not purport to be a complete presentation inasmuch as all note disclosures required are not included. In the opinion of management, the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended March 31, 1998.

Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the Financial Statements of Pentegra and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-37633), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering.

2.   SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

As reflected in the accompanying balance sheets, the Company incurred a deficit of $3,314,000 during the period from inception, February 21, 1997, through March 31, 1998. The Company has recognized no tax benefit from this net loss. Due to the limited operations of the Company since its inception, a valuation allowance has been established to offset the deferred tax asset related to these net losses that have been capitalized for tax purposes.
There is no other significant difference in the tax and book bases of the Company's assets or liabilities that would give rise to deferred tax balances.

EARNINGS PER SHARE

Earnings per share has been excluded from the financial statements because the Company has limited historical operations and does not have a significant operating history.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

3.   REDEEMABLE PREFERRED STOCK

Prior to the IPO, certain officers and directors agreed to permit PII to repurchase their shares of Class B Preferred Stock at the subscription price. Accordingly, the Company used a portion of the net proceeds of the IPO to repurchase 245,835 shares of PII Class B Preferred Stock held by those officers and directors at repurchase prices equal to the subscription prices, which ranged from $0.01 to $1.00 per share. The remaining 1,337,500 shares of Class A and B preferred stock outstanding were redeemed at a price of $1.50 per share, of which $1.15 per share was paid in cash and $0.35 per share was paid in the form of 6.0% promissory note that becomes due and payable by the Company on the earlier of the fifth anniversary of the date of the closing of the IPO or the date on which the Company offers and sells an amount of equity securities with gross proceeds equal to or greater than the gross proceeds of the IPO. The Company recognized a dividend on the preferred stock for the difference between the redemption amount and the recorded value at the date of the IPO of approximately $1,070,000.

4.   NOTES PAYABLE

In October 1997, the Company repurchased an additional 20,000 shares of its common stock from a director at a purchase price per share of $0.015, and issued (i) 20,000 shares of common stock and (ii) $300,000 of 9.5% promissory notes due on the earlier of 30 days after the closing of the IPO or October 1998. The Company allocated the $300,000 proceeds between the promissory notes and the common stock based on their relative fair values, with the value of the shares based on $8.50 per share. The amount of the proceeds allocated to those shares of common stock was recorded as a discount on the promissory notes of approximately $180,000. The notes and interest were repaid in March 1998. The Company recognized the remaining unamortized discount of $135,000 in interest expense during the three-month period ending March 31, 1998.

In November 1997, the Company issued an additional $50,000 of 9.5% promissory notes due on the earlier of 30 days after the closing of the IPO or July 1998. The notes and interest were repaid in March 1998.

In February 1998, the Company issued $486,000 of 15% promissory notes due on the earlier of three days after the closing of the IPO or eight months from the date the notes were issued. The notes and interest were repaid on March 30, 1998.

In connection with the IPO, the Company issued approximately $468,000 notes payable to certain shareholders formerly owning preferred stock. The notes bear 6% interest and are payable on the earlier of the fifth anniversary of the IPO, or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO.

5.   ACCUMULATED DEFICIT

The Company's accumulated deficit at March 31, 1998 is primarily attributable to compensation costs and other costs of managing the Company prior to its IPO. On March 30, 1998, an employment bonus of $1,250,000 to the Chairman of the Board of Directors (the "Chairman") was recorded, and therefore is included in the Company's accumulated deficit. Payment of the bonus will be made in increments of $10,000 on the closing of each future dental practice affiliation until the bonus has been paid in full. Pursuant to the terms of the Company's employment agreement with the Chairman, the employment bonus must be paid in full within three years of the Offering.

6.   YEAR 2000

The year 2000 issue is the result of computer programs using two digits to
define the applicable year rather than four.   Any programs that have time
sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. A computer system that is not year 2000 compliant would not be able to correctly process certain data, or, in extreme situations, system failure could result.

The Company has recently completed the purchase and installation of year 2000 compliant software for its operations. Accordingly the Company does not expect the year 2000 issue to have a material effect on its financial position, results of operations or cash flows.

7.   SUBSEQUENT EVENTS

In April 1998, the underwriters of the IPO exercised their option to sell an additional 375,000 shares of common stock for $8.50 per share. The net proceeds after commissions provided an additional $3 million in cash to the Company.

Also in April 1998, the Company filed a Form S-4, registering an additional
1.5 million shares of Common Stock in the Company. The shares will be issued by the Company as consideration for the affiliation of practices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with affiliations, fluctuations in operating results because of affiliations and variations in stock price, changes in government regulations, competition, risks of operations and growth of existing and new affiliated dental practices, and risks detailed in the Company's SEC filings.

OVERVIEW

The Company provides practice management services to dental practices in the United States. On March 30, 1998, the Company acquired simultaneously with the closing of its IPO, substantially all of the tangible and intangible assets, and assumed the liabilities, of 50 dental practices. The Company also began to provide practice management services to professional corporations or associations owned by the dentist-owners of the Founding Affiliated Practices pursuant to long-term Service Agreements entered into at the time of the Acquisitions. The Company expects that its future growth will come from (i) implementing a comprehensive operating strategy designed to drive internal growth of the Affiliated Practices and (ii) entering into Service Agreements with new Affiliated Practices.

The expenses incurred by the Company in fulfilling its obligations under the Service Agreements will be generally of the same nature as the operating costs and expenses that would have otherwise been incurred by the Affiliated Practices, including salaries, wages and benefits of practice personnel (excluding dentists and certain other licensed dental care professionals), dental supplies and office supplies used in administering their practices and the office (general and administrative) expenses of their practices. In addition to the operating costs and expenses discussed above, the Company incurs personnel and administrative expenses in connection with establishing and maintaining a corporate office, which provides management, practice enhancements, administrative, and business development services.

RESULTS OF OPERATIONS (UNAUDITED)

The Company conducted no significant operations through the date of the IPO. Following completion of the IPO and the Acquisitions of March 30, 1998, the Company began operations effective April 1, 1998. General and administrative expenses were incurred during the period from inception (February 21, 1997) through March 31, 1998 in connection with the Offering. The unaudited financial statements of the Company for the three-month period ended March
31, 1998 reflect a net loss of approximately $2.0 million.   Management
service fee recognition and related expenses began April 1, 1998.

The Company's net loss for the quarter ended March 31, 1998 is primarily attributable to the accrual of an employment bonus of $1,250,000 payable to the Chairman. The bonus is to be paid in installments of $10,000 upon the closing of each future dental practice affiliation. The bonus must be paid in full within three years. The remaining net loss for the quarter, resulted from pre-IPO expenses, mostly general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The net proceeds after paying most transaction costs and acquisition costs are reflected in cash and cash equivalents of approximately $6.7 million at March 31, 1998. Certain costs of assumed debt repayment and printing costs have been accrued as liabilities and were paid subsequent to March 31, 1998.

The Company has a commitment from a lender and is in the process of negotiating a revolving bank credit facility which will provide a revolving line of credit of up to $15.0 million. Any borrowings under the credit facility will be collateralized by liens on certain of the Company's assets. The credit facility will also contain restrictions on the incurrence of additional indebtedness (except for purchase money loans for property and equipment) and payment of dividends on the common stock of the Company. Additionally, compliance with certain financial covenants will be required.

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

       None

  (b)  Reports on Form 8-K

       None


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Pentegra Dental Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PENTEGRA DENTAL GROUP, INC.
Dated:    May 15, 1998             /s/ Sam H. Carr
                                   --------------------------------------------

                                   By:  Sam H. Carr
                                   Sr. Vice President - Chief Financial Officer