Form 10-Q
period 1998-06-30
PENTEGRA DENTAL GROUP INC
filed 1998-08-14
CIK 1042291

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [   ]

     The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on March 30, 1998.

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 12, 1998 was 7,494,490.

                               FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

PART I - FINANCIAL INFORMATION                                             PAGE
  Item 1 - Consolidated Financial Statements . . . . . . . . . . . . . . .   3

           Consolidated Balance Sheets as of March 31, 1998 and
           June 30, 1998 (unaudited). . . . . . . . . . . . . . . . . . . .  3

           Consolidated Statements of Operations for the Three Months
           Ended June 30, 1997 and June 30, 1998 (unaudited). . . . . . . .  4

           Consolidated Statement of Changes in Shareholders'
           Equity as of June 30, 1998 (unaudited) . . . . . . . . . . . . .  5

           Consolidated Statements of Cash Flows for the Three Months
           Ended June 30, 1997 and June 30, 1998 (unaudited). . . . . . . .  6

           Notes to Consolidated Financial Statements . . . . . . . . . . .  7


  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . . . .  9


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 11

  Item 5 - Other Information. . . . . . . . . . . . . . . . . . . . . . . . 11

  Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 11

  Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART I   -   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            PENTEGRA DENTAL GROUP, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                                       (000s)

                                                     March 31,        June 30,
                                                        1998           1998
                                                     ---------        --------
                Assets
                ------
Current assets:
  Cash and cash equivalents                           $ 6,708         $ 3,094
  Receivables from affiliated practices                     -           3,447
  Prepaid and other current assets                        101             291
                                                      -------         -------
      Total current assets                              6,809           6,832

Property and equipment, net                             3,577           4,245
Intangible assets, net                                    183           6,988
Notes receivables from affiliated practices                 -             657
Other assets, net                                          64              90
                                                      -------         -------
      Total assets                                    $10,633         $18,812
                                                      -------         -------
                                                      -------         -------

       Liabilities and Shareholders' Equity (Deficit)
       ----------------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities            $ 1,313         $ 1,850
  Accrued employment agreement                          1,250           1,190
                                                      -------         -------
      Total current liabilities                         2,563           3,040

Long-term debt                                          1,074             502
                                                      -------         -------
      Total liabilities                                 3,637           3,542
                                                      -------         -------
Shareholders' equity

  Common stock                                              6               7
  Additional paid-in capital                           10,304          17,903
  Retained earnings (deficit)                          (3,314)         (2,640)
                                                      -------         -------
      Total shareholders' equity                        6,996          15,270
                                                      -------         -------
      Total liabilities and shareholders' equity      $10,633         $18,812
                                                      -------         -------
                                                      -------         -------

The accompanying notes are an integral part of these financial statements.

                            PENTEGRA DENTAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                        (In thousands, except share amounts)

                                                 For the three    For the three
                                                     months          months
                                                 ended June 30,   ended June 30,
                                                     1997              1998
                                                     ----              ----
Net revenue                                        $    -           $    7,412
                                                   ------           ----------
Operating expenses:
  Clinical salaries, wages and benefits                 -                2,836
  Dental supplies and lab fees                          -                1,220
  Rent                                                  -                  550
  Advertising and marketing                             -                  111
  General and administrative                           80                  876
  Compensation expense in connection with
   issuance of common stock                           148                    -
  Other operating expenses                              -                  751
  Depreciation and amortization                         -                  171
                                                   ------           ----------
    Total operating expenses                          228                6,515
                                                   ------           ----------
Earnings (loss) from operations                      (228)                 897

  Interest income, net                                  -                   40
                                                   ------           ----------
Income (loss) before income taxes                    (228)                 937

  Income taxes                                          -                  263
                                                   ------           ----------
Net income (loss)                                  $ (228)          $      674
                                                   ------           ----------
                                                   ------           ----------
Basic and diluted earnings per share                                $     0.10
                                                                    ----------
                                                                    ----------
Weighted average number of shares outstanding:
  Basic                                                              6,886,000
                                                                    ----------
                                                                    ----------
  Diluted                                                            6,886,000
                                                                    ----------
                                                                    ----------


The accompanying notes are an integral part of these financial statements.

                            PENTEGRA DENTAL GROUP, INC
                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (UNAUDITED)
                        (In thousands, except share amounts)


                                                                        Additional   Retained       Total
                                                       Common Stock       Paid-In    Earnings    Shareholders'
                                                    Shares      Amount    Capital    (Deficit)     Equity
                                                    ------      ------    -------    ---------     ------
Balance at April 1, 1998                           6,441,898      $ 6     $10,304     $(3,314)     $ 6,996

Issuance of common stock                             375,000                2,929                    2,929

Issuance of common stock to affiliated practices     677,592        1       4,670                    4,671

Net income                                                                                674          674
                                                   ---------      ---     -------     -------      -------
Balance at June 30, 1998                           7,494,490      $ 7     $17,903     $(2,640)     $15,270
                                                   ---------      ---     -------     -------      -------
                                                   ---------      ---     -------     -------      -------


The accompanying notes are an integral part of these financial statements.

                            PENTEGRA DENTAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                       (000s)

                                                       For the three    For the three
                                                           months          months
                                                       ended June 30,   ended June 30,
                                                            1997             1998
                                                            ----             ----
Net cash used in operating activities                      $  (88)          $(1,358)
                                                           ------           -------
Cash used in investing activities:
  Capital expenditures                                         (3)             (252)
  Acquisition of intangible assets                              -            (2,782)
  Issuance of notes receivable to affiliated practices          -              (718)
                                                           ------           -------
      Net cash used in investing activities                    (3)           (3,752)
                                                           ------           -------
Cash flows provided by financing activities:
  Issuance of common stock                                    378             2,964
  Issuance of preferred stock                                 763                 -
  Repayment of indebtedness                                     -              (392)
  Payment of offering costs                                  (200)           (1,076)
  Payment of organization costs                                (6)                -
                                                           ------           -------
      Net cash provided by financing activities               935             1,496
                                                           ------           -------
Net increase (decrease) in cash and cash equivalents          844            (3,614)
                                                           ------           -------
Balance at beginning of period                                  1             6,708
                                                           ------           -------
Balance at end of period                                   $  845           $ 3,094
                                                           ------           -------
                                                           ------           -------
Non-cash activities:
  Stock subscription receivable                               326                 -

The accompanying notes are an integral part of these financial statements.

                            PENTEGRA DENTAL GROUP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

Pentegra Dental Group, Inc. (the "Company") together with its wholly owned subsidiary, Pentegra Investments, Inc. ("PII"), provides practice management services to dental practices in the United States. In July 1997, the Pentegra Dental Group, Inc., changed its name to Pentegra Investments, Inc. and formed a new wholly owned subsidiary named Pentegra Dental Group, Inc. ("Pentegra Dental" or "the Company"). On March 30, 1998, simultaneously with the Company's initial public offering, PII repurchased (the "Share Repurchase") from the stockholders of PII, on a pro rata basis, at a purchase price of $0.015 per share, that number of shares as was necessary so that the aggregate number of shares of Pentegra Dental common stock, par value $.001 per share (the "Common Stock") issued in connection with the Affiliations (as defined below) and the Share Exchange (as defined below) would not exceed 3,941,898 shares. Pursuant to that agreement, PII repurchased 909,237 shares for approximately $14,000. The shareholders exchanged on a share-for-share basis, shares of PII common stock, par value $0.015 per share, for 1,756,667 shares of Common Stock (the "Share Exchange"). On March 30, 1998, Pentegra Dental acquired (the "Affiliations") simultaneously with the closing of its initial public offering (the "Offering" or "IPO"), substantially all of the tangible and intangible assets, and assumed the liabilities, of 50 dental practices (collectively, the "Founding Affiliated Practices") in exchange for 3.1 million shares of Common Stock, $6.5 million in cash and net assets assumed of approximately $300,000. The net proceeds of the
2.5 million shares of Common Stock issued in the IPO (after deducting the underwriting discounts and commissions) were $19.8 million. Total related offering costs were $3.4 million.

The acquisitions of the Founding Affiliated Practices have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders". In accordance with SAB No. 48, the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices pursuant to the Affiliations has been accounted for by the Company at the transferors' historical cost basis, with the shares of Common Stock issued in those transactions being valued at the historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration of approximately $6.5 million, paid at closing on March 30, 1998, less net assets acquired of approximately $300,000, is reflected as a dividend by the Company to the owners of the Founding Affiliated Practices in the quarter ended March 31, 1998. SAB No. 48 is not applicable to any acquisitions made by the Company subsequent to the IPO. Acquisitions of certain of the assets and liabilities of practices that affiliate with the Company after the IPO will generally be accounted for as purchases, and may result in substantial annual noncash amortization charges for intangible assets in the Company's statements of operations.

In April, 1998, the over allotment option to sell 375,000 share of common stock was exercised at a price of $8.50 per share, yielding additional net proceeds to the Company of approximately $2.9 million.

On April 17, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. The terms upon which it issues the shares in business combination transactions are determined through negotiations with the security holders or principal owners of the businesses whose securities or assets are to be acquired. The shares that are issued are valued at prices reasonably related to prevailing market prices for the Common Stock. Persons receiving Common Stock in connection with such acquisitions may be contractually required to hold all or some portion of the Common Stock for varying periods of time. As of June 30, 1998, 677,592 shares registered under this filing had been issued.

In May 1998, the Company changed its fiscal year from December 31 to March 31, effective for the year beginning April 1, 1998.

The unaudited consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting and disclosures, but do not purport to be a complete presentation inasmuch as all note disclosures required are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended June 30, 1998.

Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the Financial Statements of Pentegra Dental Group, Inc., and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-37633), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering.

2.   SIGNIFICANT ACCOUNTING POLICIES

INTANGIBLE ASSETS

Intangible assets consist primarily of management service fee intangibles which are amortized over a 25-year period. The Company's management periodically evaluates the realizability of the intangible assets on a practice by practice basis considering such factors as profitability and net cash flow. Should this evaluation result in an assessment that the value of the intangible asset is impaired, a loss will be recorded in the period that the impairment is identified. If it is determined that the estimated amortization period requires revision, that revision will be made on a prospective basis.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.
Under this method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

The Company's effective tax rate for the period was 28%. The difference between the effective tax rate and the statutory rate reflects the utilization of operating loss carryforwards.

EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Diluted earnings per share are not seperately presented because such amounts would be the same as amounts computed for basic earnings per share.

Outstanding options to purchase 686,666 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three months ended June 30, 1998 because their effect would have been antidilutive.

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

3.   NOTES PAYABLE

On June 1, 1998, the Company closed a revolving bank credit facility with Bank One, Texas, N.A., which provides the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contain restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect to acquisitions exceeding certain limits. At June 30, 1998, no amounts were outstanding under the revolving line of credit.

4.   RETAINED EARNINGS (DEFICIT)

The Company's retained earnings (deficit) at June 30, 1998 is primarily attributable to compensation costs and other costs of managing the Company prior to its IPO. On March 30, 1998, an employment bonus of $1,250,000 to the Chairman of the Board of Directors (the "Chairman") was recorded, and therefore is included in the Company's retained earnings (deficit). Payments of the bonus have been and will continue to be made in increments of $10,000 on the closing of each future dental practice affiliation until the bonus has been paid in full. Pursuant to the terms of the Company's employment agreement with the Chairman, the employment bonus must be paid in full within three years of the IPO. At June 30, 1998, a bonus payable of $1,190,000 remained outstanding.

5.  NEW DENTIST AFFILIATIONS

During the period from March 30, 1998 through June 30, 1998, the Company completed new dentist affiliations with 10 practices representing 14 dentists and 10 office locations. Total consideration related to the new affiliations consisted of 677,592 shares of Common Stock and $2,782,000 cash.

The cost of each of the above new dental practice affiliations has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in intangibles of $6,861,000. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair market value of assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE BASED ON CURRENT PLANS AND EXPECTATIONS OF THE COMPANY AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE ACTIVITIES AND RESULTS OF OPERATIONS TO BE MATERIALLY DIFFERENT FROM THAT SET FORTH IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, AMONG OTHERS, RISKS ASSOCIATED WITH AFFILIATIONS, FLUCTUATIONS IN OPERATING RESULTS BECAUSE OF AFFILIATIONS AND VARIATIONS IN STOCK PRICE, CHANGES IN GOVERNMENT REGULATIONS, COMPETITION, RISKS OF OPERATIONS AND GROWTH OF EXISTING AND NEW AFFILIATED DENTAL PRACTICES, AND RISKS DETAILED IN THE COMPANY'S SEC FILINGS.

OVERVIEW

The Company provides practice management services to fee-for-service dental practices in the United States. On March 30, 1998, the Company acquired simultaneously with the closing of its IPO, substantially all of the tangible and intangible assets, and assumed the liabilities, of the 50 Founding Affiliated Practices. The Company also began to provide practice management services to professional corporations or associations owned by the dentist-owners of the Founding Affiliated Practices (one of which split into two separate dental practices immediately after the IPO) pursuant to long-term management service agreements entered into at the time of the Affiliations. Since the IPO, the Company has affiliated with 10 practices. The Company expects that its future growth will come from (i) implementing a comprehensive operating strategy designed to drive internal growth of the affiliated practices and (ii) entering into management service agreements with new affiliated practices. The Company manages 61 dental practices, which include 93 dentists and 71 dental offices in 19 states.

The expenses incurred by the Company in fulfilling its obligations under the management service agreements will be generally of the same nature as the operating costs and expenses that would have otherwise been incurred by the affiliated practices, including salaries, wages and benefits of practice personnel (excluding dentists and certain other licensed dental care professionals), dental supplies and office supplies used in administering their practices and the office (general and administrative) expenses of their practices. In addition to the operating costs and expenses discussed above, the Company incurs personnel and administrative expenses in connection with maintaining a corporate office, which provides management, practice enhancements, administrative and business development services.

RESULTS OF OPERATIONS (UNAUDITED)

Following completion of the IPO and the Affiliations on March 30, 1998, the Company began operations effective April 1, 1998. Management service fee recognition and related expenses began April 1, 1998. The Company began managing 51 dental practices in 18 states. At June 30, 1998, the Company managed 61 practices in 71 offices in 19 states.

COMPONENTS OF REVENUES AND EXPENSES

Under the terms of the typical management services agreement with an Affiliated Practice, the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of the Affiliated Practice. The obligations of the Company include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the Affiliated Practices. In addition, the Company incurs general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the typical services agreement and subject to applicable law, the Company is paid a management fee comprised of two components: (1) the costs incurred by it on behalf of the Affiliated Practice, and (2) a management fee either fixed in amount or an amount usually approximating 35% of the Affiliated Practice's operating profit, before dentist compensation ("Service Fee"). Therefore, net revenues represent amounts earned by the Company under the terms of its management services agreements with the Affiliated Practices, which generally equate to the sum of the Service Fees and the operating expenses that the affiliated practices paid to the Company under the service agreements.

NET REVENUE

Net revenue generated for the three months ended June 30, 1998 was $7.4 million. During the three months ended June 30, 1998, the Company affiliated with ten
(10) practices in addition to the initial 50. For the three months ended June 30, 1998, dental center revenues aggregated to approximately $10.9 million.

OPERATING EXPENSES

The Company incurred operating expenses of approximately $6.5 million (87.9% of net revenue) for the three months ended June 30, 1998. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, and general and administrative expenses.

General and administrative expenses include primarily the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, rent, consulting fees, travel (primarily related to practice development), office costs and other general corporate expenses. For the three months ended June 30, 1998, general and administrative expenses totaled approximately $876,000, which represented 11.8% of net revenue. The Company expects that general and administrative expenses will increase as the Company adds personnel and related costs necessary to manage its affiliated practices and execute its affiliation strategy.

INCOME TAX EXPENSE

The Company incurred income tax expense of approximately $263,000 for the three months ended June 30, 1998, which represented a 28% tax rate. The difference between the effective tax rate and the statutory rate reflects the anticipated utilization of the operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had a working capital balance of approximately $3.8 million. Current assets included approximately $3.1 million in cash and $3.3 million in accounts receivable, due entirely from Affiliated Practices. Current liabilities consisted of approximately $3.0 million in accounts payable and accrued liabilities, mostly related to expenses of the Affiliated Practices. The Company believes that cash on hand, together with the availability under the revolving line of credit will be sufficient to execute its affiliation strategy.

On June 1, 1998 the Company closed a revolving bank credit facility with Bank One, Texas, N.A., which provides the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contain restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect with acquisitions exceeding certain
limits.   At June 30, 1998, no amounts were outstanding under the revolving line of credit.

Cash used for investing activities for the three months ended June 30, 1998 included $252,000 for purchases of capital equipment, mostly for assets acquired in new practice affiliations, and $2.8 million for the purchase of intangibles associated with those new practice affiliations.

Cash generated from financing activities in the three-month period ended June 30, 1998 included the issuance of 375,000 shares of stock with the exercise of the over-allotment option which provided cash to the Company of approximately $2.9 million. Uses of cash during the three-month period ended June 30, 1998 by financing activities included the payment of costs related to the IPO totaling approximately $1.0 million, and the repayment of debt assumed in the initial public offering of $392,000. These payments related to liabilities recognized at March 31, 1998.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 5.  OTHER INFORMATION

In May 1998, the Board of Directors approved the change of Pentegra's fiscal year from December 31 to March 31, effective for the year beginning April 1, 1998. A Form 10-Q for the transition period was filed on May 14, 1998.

Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of shareholders, which is submitted outside the process of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered ultimately for purposes of Rule 14a-4 and 14a-5 (and therefore the persons appointed as proxies may exercise discretionary voting power on those items) if notice therefore is received by the Company after May 1, 1999, or such earlier date as may apply under the Company's By-laws. The Company's by-laws provide that a stockholder proposal with respect to any Annual Meeting of shareholders will be considered untimely unless written notice of the proposal to the secretary is received at the Company's principal executive office not less than 90 nor more than 180 days prior to the date of the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
          3.1* Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-37633)).

          3.2* Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1(Registration No. 333-37633)).

         10.1 Credit Agreement between Pentegra Dental Group, Inc. and Bank One, Texas, N.A. dated June 1, 1998.

         27.1   Financial Data Schedule.

  (b)  Reports on Form 8-K

     None


                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Pentegra Dental Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PENTEGRA DENTAL GROUP, INC.


Dated: August 14, 1998             /s/ Gary S. Glatter
                                   --------------------------------------------


                                   By: Gary S. Glatter
                                   --------------------------------------------
                                   President - Chief Executive Officer


                                   /s/ Sam H. Carr
                                   --------------------------------------------


                                   By: Sam H. Carr
                                   --------------------------------------------
                                   Sr. Vice President - Chief Financial Officer