Form 10-Q
period 1998-09-30
PENTEGRA DENTAL GROUP INC
filed 1998-11-16
CIK 1042291

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 12, 1998, was 7,581,681.

                                                        FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . .    PAGE
Item 1 -  Consolidated Financial Statements. . . . . . . . . . . . . .      3

          Consolidated Balance Sheets as of March 31, 1998 and
          September  30, 1998 (unaudited). . . . . . . . . . . . . . .      3

          Consolidated Statements of Operations for the Three and Six
          Months Ended September 30, 1997 and September 30, 1998
          (unaudited). . . . . . . . . . . . . . . . . . . . . . . . .      4

          Consolidated Statement of Changes in Shareholders'
          Equity as of  September 30, 1998 (unaudited) . . . . . . . .      5

          Consolidated Statements of Cash Flows for the  Six
          Months Ended September 30, 1997 and September 30, 1998
          (unaudited). . . . . . . . . . . . . . . . . . . . . . . . .      6

          Notes to Consolidated Financial Statements . . . . . . . . .      7


Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .     11


PART II - OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .     15

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         PENTEGRA DENTAL GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                   (000s)


                                                           March 31,            September 30,
                       Assets                                1998                   1998
---------------------------------------------------       ----------            -------------
Current assets:
  Cash and cash equivalents                                $  6,708               $      697
  Receivables from affiliated practices                                                4,851
  Prepaid and other current assets                              101                      352
                                                          ----------            -------------
    Total current assets                                      6,809                    5,900

Property and equipment, net                                   3,577                    4,387
Intangible assets, net                                          183                    7,502
Notes receivables from affiliated practices                                            1,058
Other assets, net                                                64                      172
                                                          ----------            -------------

    Total assets                                           $ 10,633              $    19,019
                                                          ----------            -------------
                                                          ----------            -------------

Liabilities and Shareholders' Equity
---------------------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                 $  1,313              $     1,325
  Accrued employment agreement                                1,250                    1,130
                                                          ----------            -------------

    Total current liabilities                                 2,563                    2,455

  Long-term debt                                              1,074                      502
                                                          ----------            -------------

    Total liabilities                                         3,637                    2,957
                                                          ----------            -------------
Shareholders' equity

  Common stock                                                    6                        8
  Additional paid-in capital                                 10,304                   18,400
  Retained earnings (deficit)                                (3,314)                  (2,346)
                                                          ----------            -------------

    Total shareholders' equity                                6,996                   16,062
                                                          ----------            -------------

    Total liabilities and shareholders' equity             $ 10,633              $    19,019
                                                          ----------            -------------
                                                          ----------            -------------

The accompanying notes are an integral part of these financial statements.

                         PENTEGRA DENTAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                     (In thousands, except share amounts)

                                                For the three       For the three          For the six        For the six
                                                 months ended       months ended           months ended       months ended
                                                September 30,       September 30,          September 30,      September 30,
                                                     1997                1998                  1997               1998
Net revenue                                     $    --             $    8,761             $   --             $   16,173

Operating expenses:
  Clinical salaries, wages and benefits              --                  3,534                 --                  6,370
  Dental supplies and lab fees                       --                  1,586                 --                  2,806
  Rent                                               --                    703                 --                  1,253
  Advertising and marketing                          --                    155                 --                    266
  General and administrative                          320                  960                  400                1,836
  Compensation expense in connection with
   issuance of common stock                           191                 --                    339                 --
  Other operating expenses                           --                  1,231                 --                  1,982
  Depreciation and amortization                      --                    225                 --                    396
                                                -------------       -------------           -------------     -------------

    Total operating expenses                          511                8,394                  739               14,909

Earnings (loss) from operations                      (511)                 367                 (739)               1,264

  Interest income, net                               --                     39                 --                     79
                                                -------------       -------------           -------------     -------------

Income (loss) before income taxes                    (511)                 406                 (739)               1,343

  Income taxes                                         --                  112                   --                  375
                                                -------------       -------------           -------------     -------------

Net income (loss)                               $    (511)          $      294              $  (739)          $      968
                                                -------------       -------------           -------------     -------------
                                                -------------       -------------           -------------     -------------


Basic and diluted earnings per share                                $     0.04                                $     0.13

Weighted average number of shares outstanding:
  Basic                                                              7,526,000                                 7,206,000
                                                                    -------------                             -------------
                                                                    -------------                             -------------

  Diluted                                                            7,526,000                                 7,206,000
                                                                    -------------                             -------------
                                                                    -------------                             -------------

The accompanying notes are an integral part of these financial statements.

                             PENTEGRA DENTAL GROUP, INC.
                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (UNAUDITED)
                        (In thousands, except share amounts)

                                                                              Additional                             Total
                                                          Common Stock         Paid-In            Retained       Stockholders'
                                                        Shares     Amount      Capital       Earnings/(Deficit)      Equity
                                                      ---------    ------     ----------     -----------------   -------------
Balance at April 1, 1998                              6,441,898    $    6     $   10,304     $          (3,314)  $      6,996

Issuance of common stock                                375,000                    2,929                                2,929

Issuance of common stock to affliated practices         764,783         2          5,167                                5,169

Net income                                                                                                 968            968
                                                      ---------    ------     ----------     -----------------   -------------

Balance at September 30, 1998                         7,581,681    $    8     $   18,400     $          (2,346)  $     16,062
                                                      ---------    ------     ----------     -----------------   -------------


The accompanying notes are an integral part of these financial statements.

                            PENTEGRA DENTAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                      (000s)

                                                       For the six           For the six
                                                       months ended         months ended
                                                       September 30,        September 30,
                                                           1997                  1998
                                                       -------------        -------------
Net cash used in operating activities                  $        (341)       $      (2,896)
                                                       -------------        -------------

Cash used in investing activities:
  Capital expenditures                                           (67)                (566)
  Acquisition of intangible assets                                                 (2,925)
  Issuance of notes receivable to affiliated practices                             (1,058)
                                                       -------------        -------------

      Net cash used in investing activities                      (67)              (4,549)
                                                       -------------        -------------

Cash flows provided by financing activities:
  Issuance of common stock                                       703                2,964
  Issuance of preferred stock                                    763
  Repayment of indebtedness                                                          (392)
  Payment of offering costs                                     (700)              (1,088)
  Payment of organization costs                                   (5)
  Payment of financing costs                                                          (50)
                                                       -------------        -------------

      Net cash provided by financing activities                  761                1,434
                                                       -------------        -------------

Net increase (decrease) in cash and cash equivalents             353               (6,011)

Balance at beginning of period                                     1                6,708
                                                       -------------        -------------

Balance at end of period                               $         354        $         697
                                                       -------------        -------------
                                                       -------------        -------------


Non-cash activities:
  Stock subscription receivable                        $         326

The accompanying notes are an integral part of these financial statements.

                            PENTEGRA DENTAL GROUP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Pentegra Dental Group, Inc. (the "Company") together with its wholly owned subsidiary, Pentegra Investments, Inc. ("PII"), provides practice management services to dental practices throughout the United States. In July 1997, Pentegra Dental Group, Inc., changed its name to Pentegra Investments, Inc. and formed a new wholly owned subsidiary named Pentegra Dental Group, Inc. ("Pentegra Dental" or "the Company"). On March 30, 1998, simultaneously with the Company's initial public offering, PII repurchased (the "Share Repurchase") from the stockholders of PII, on a pro rata basis, at a purchase price of $0.015 per share, that number of shares as was necessary so that the aggregate number of shares of Pentegra Dental common stock, par value $.001 per share (the "Common Stock"), issued in connection with the Affiliations (as defined below) and the Share Exchange (as defined below) would not exceed 3,941,898 shares. Pursuant to that agreement, PII repurchased 909,237 shares for approximately $14,000. The PII shareholders exchanged on a share-for-share basis, shares of PII common stock, par value $0.015 per share, for 1,756,667 shares of Common Stock (the "Share Exchange"). On March 30, 1998, Pentegra Dental acquired (the "Affiliations") simultaneously with the closing of its initial public offering (the "Offering" or "IPO"), substantially all of the tangible and intangible assets, and assumed the liabilities, of 50 dental practices (collectively, the "Founding Affiliated Practices") in exchange for 3.1 million shares of Common Stock, $6.5 million in cash and net assets assumed of approximately $300,000. The net proceeds of the 2.5 million shares of Common Stock issued in the IPO (after deducting the underwriting discounts and commissions) were $19.8 million. Total related offering costs were $3.4 million.

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

     In April, 1998, the over allotment option to sell 375,000 shares of Common Stock was exercised at a price of $8.50 per share, yielding additional net proceeds to the Company of approximately $2.9 million.

     On April 17, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. The terms upon which it issues the shares in business combination transactions are determined through negotiations with the security holders or principal owners of the businesses whose securities or assets are to be acquired. The shares that are issued are valued at prices reasonably related to prevailing market prices for the Common Stock. Persons receiving Common Stock in connection with such acquisitions may be contractually required to hold all or some portion of the Common Stock for varying periods of time. As of September 30, 1998, 764,783 shares registered under this filing had been issued.

     In May 1998, the Company changed its fiscal year from December 31 to March 31, effective for the year beginning April 1, 1998.

     On September 29, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, and $50,000,000 in Convertible Subordinated Debt Securities, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. The terms upon which it issues the shares and convertible subordinated debt securities are determined through negotiations with the security holders or principal owners of the businesses whose securities or assets are to be acquired. The shares of Common Stock that are issued are valued at prices reasonably related to prevailing market prices for the Common Stock. The convertible debt securities will be convertible in whole or in part into shares of Common Stock at any time on or after their convertibility commencement date, and at or before the convertibility termination date, unless previously redeemed. The convertible debt securities will be (i) unsecured and (ii) subordinate to all present and future Senior Indebtedness of Pentegra and (iii) effectively subordinated to all indebtedness and other liabilities of subsidiaries of Pentegra. The convertible debt securities issued will be valued at prices reasonably related to their principal amount.

     The unaudited consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended September 30, 1998.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

INTANGIBLE ASSETS

     Intangible assets consist primarily of management service fee intangibles that are amortized over a 25-year period. The Company's management periodically evaluates the realizability of the intangible assets on a practice by practice basis considering such factors as profitability and net cash flow. Should this evaluation result in an assessment that the value of the intangible asset is impaired, a loss will be recorded in the period that the impairment is identified. If it is determined that the estimated amortization period requires revision, that revision will be made on a prospective basis.

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

EARNINGS PER SHARE

     Earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Diluted earnings per share are not separately presented because such amounts would be the same as amounts computed for basic earnings per share.

     Outstanding options to purchase 714,666 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three and six months ended September 30, 1998 because their effect would have been antidilutive.

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

3.   NOTES PAYABLE

     On June 1, 1998, the Company closed a revolving bank credit facility with Bank One, Texas, N.A., which provides the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with
respect to acquisitions exceeding certain limits.   At September 30, 1998, no
amounts
were outstanding under the revolving line of credit. Subsequent to September 30, 1998, draws totaling $8.0 million were made under the revolving credit facility to fund additional affiliations and working capital requirements.

4.   RETAINED EARNINGS (DEFICIT)

     The Company's retained earnings (deficit) at September 30, 1998 is primarily attributable to compensation costs and other costs of managing the company prior to its IPO. On March 30, 1998, an employment bonus of $1,250,000 to the Chairman of the Board of Directors (the "Chairman") was recorded, and therefore is included in the Company's retained earnings (deficit). Payments of the bonus have been and will continue to be made in increments of $10,000 on the closing of each future dental practice affiliation until the bonus has been paid in full. Pursuant to the terms of the Company's employment agreement with the Chairman, the employment bonus must be paid in full within three years of the IPO. At September 30, 1998, a bonus payable of $1,130,000 remained outstanding.

5.  NEW DENTIST AFFILIATIONS

     During the period from March 30, 1998 through September 30, 1998, the Company completed new dentist affiliations with 13 practices representing 17 dentists and 13 office locations. Total consideration paid by the Company in the new affiliations consisted of 764,783 shares of Common Stock and $3,042,000 cash.

     The cost of each of the above new dental practice affiliations has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in intangibles aggregating to $7,502,000. These allocations may be adjusted to the extent that management becomes aware of additional information within one reporting year of the affiliation date which results in a material change in the amount of any contingency or changes in the estimated fair market value of assets acquired and liabilities assumed.

6. SUBSEQUENT EVENTS

     On November 13, the Company and Liberty Dental Alliance, Inc. ("Liberty") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Liberty will become a wholly owned subsidiary of the Company, and James M. Powers, Jr., D.D.S. was named President of the Company, replacing Gary S. Glatter. The Merger Agreement provides the Company will pay (a) $0.01 per share for each outstanding share of Liberty common stock, par value $0.01 per share (the "Liberty Common Stock") at closing and (b) up to $3.99 per share and options to purchase up to 0.25 shares of Common Stock with an exercise price of $6.125 per share for each share of Liberty Common Stock (collectively, the "Additional Common Merger Consideration") in accordance with the following:

    (i) One-third of the Additional Common Merger Consideration is payable upon completion of affiliations with dental practices under a letter of intent with Liberty ("Liberty Affiliations") that had collected revenues for the year ended December 31, 1997 ("1997 Practice Revenues") aggregating to at least $10,000,000;

    (ii) One-third of the Additional Common Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000; and

    (iii) One-third of the Additional Common Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000.

The holders of shares of Liberty Common Stock will forfeit any right to receive the Additional Common Merger Consideration related to Liberty Affiliations not consummated by June 30, 1999. As of November 13, 1998, there are 315,750 shares of Liberty Common Stock outstanding, which would result in the Company paying an aggregate of up to $1,263,000 cash and issuing options to acquire up to 78,938 shares of Common Stock.

     The Merger Agreement also provides that the Company pay (a) $0.01 per share for each outstanding share of Liberty Class B common stock, par value $0.01 per share (the "Class B Stock") at closing and (b) up to one share of Common Stock for each outstanding share of Class B Stock (the "Additional Class B Merger Consideration") in accordance with the following:

    (i) One-fifth of the Additional Class B Merger Consideration is payable upon completion of Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000;

    (ii) Three-tenths of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000;

    (iii) Two-fifths of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $20,000,000; and

    (iv) One-tenth of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000.

The holders of shares of Class B Stock will forfeit any right to receive Additional Class B Merger Consideration related to Liberty Affiliations not consummated by June 30, 1999. As of November 13, 1998, there are 545,000 shares of Liberty Class B Stock outstanding, which would result in the Company paying an aggregate of up to $5,450 cash and up to 545,000 shares of Common Stock. Consummation of the Merger Agreement, which is anticipated to occur prior to December 31, 1998, is subject to, among other things, the Company obtaining the consent of its lenders.

     In connection with Merger Agreement, the Company has agreed to pay investment banking fees of up to $600,000 to SunTrust Equitable Securities Corporation, $166,667 of which is payable upon completion of Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000, $166,667 of which is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000 and $266,666 of which is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000. The Company also agreed to issue an aggregate of 145,000 options to acquire Common Stock to certain consultants of the Company with an exercise price of $6.125 per share, in the same proportions and upon completion of Liberty Affiliations as the Additional Common Merger Consideration is payable.

     On November 13, 1998, the Company completed Liberty Affiliations with five dental practices as well as one affiliation with an additional dental practice not affiliated with Liberty. These six dental practices generated aggregate annual patient revenue of approximately $4.1 million during their most recently completed fiscal year, and include nine dentists treating patients in six dental offices. The aggregate consideration paid by the Company for these practices consisted of approximately $1.6 million, 369,639 shares of Common Stock and approximately $1.2 million aggregate principal amount of 6% Series A convertible subordinated notes, due November 2003.

     Dr. Powers has entered into an employment agreement with the Company, effective November 13, 1998, pursuant to which he will initially serve as President. Once the Company has consummated Liberty Affiliations aggregating to at least $10,000,000 in 1997 Practice Revenues, Dr. Powers will also serve as the Company's Chairman of the Board and Chief Executive Officer. Omer K. Reed, D.D.S. will continue to serve as a director and Chief Clinical Officer of the Company once Dr. Powers is elected to those additional positions. Dr. Power's two year employment agreement also provides for a base annual salary of $200,000, bonus payments of up to 25% of the base salary upon achievement of certain earnings per share targets and the issuance of options to acquire 150,000 shares of Common Stock with an exercise price of $6.125 per share and an additional 150,000 shares with an exercise price of $3.1875 per share (the closing sale price on November 13, 1998).

     Mr. Glatter has entered into a severance agreement with the Company effective November 13, 1998 pursuant to which he has resigned as President, Chief Executive Officer and a director of the Company. Mr. Glatter will receive payment of $350,000 from the Company pursuant to the agreement and forfeit all options to acquire shares of Common Stock previously issued to him.

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

OVERVIEW

     The Company provides practice management services to fee-for-service dental practices in the United States. On March 30, 1998, the Company acquired simultaneously with the closing of its IPO, substantially all of the tangible and intangible assets, and assumed the liabilities, of the 50 Founding Affiliated Practices. The Company also began to provide practice management services to professional corporations or associations owned by the dentist-owners of the Founding Affiliated Practices (one of which split into two separate dental practices immediately after the IPO) pursuant to long-term management service agreements entered into at the time of the Affiliations. As of September 30, 1998, the Company had affiliated with 13 additional practices and provided funding to affiliated dentists who purchased the patient records of four retiring dentists. As of September 30, 1998, the Company expects its future growth will come from (i) implementing a comprehensive operating strategy designed to drive internal growth of the affiliated practices and (ii) entering into management service agreements with new affiliated practices. As of September 30, 1998 the Company manages 64 dental practices, which include 97 dentists and 76 dental offices in 20 states.

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

RESULTS OF OPERATIONS (UNAUDITED)

     Following completion of the IPO and the Affiliations on March 30, 1998, the Company began operations effective April 1, 1998. Management service fee recognition and related expenses began April 1, 1998 and the Company began managing 51 dental practices in 18 states. At September 30, 1998, the Company managed 64 practices in 77 offices in 20 states.

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

NET REVENUE

     Net revenue generated for the three and six months ended September 30, 1998 was $8.8 and $16.2 million, respectively. During the three months ended September 30, 1998, the Company affiliated with three practices in addition to the 61 at the beginning of the quarter. For the three and six months ended September 30, 1998, dental center revenues aggregated to approximately $11.7 and $22.6 million, respectively.

OPERATING EXPENSES

     The Company incurred operating expenses of $8.4 million (95.8% of net revenue) and $14.9 million (92.2% of net revenue) for the three and six months ended September 30, 1998, respectively. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, and general and administrative expenses.

     General and administrative expenses include primarily the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, rent, consulting fees, travel (primarily related to practice development), office costs and other general corporate expenses. For the three months ended September 30, 1998, general and administrative expenses totaled $960,000, which represented 11.0% of net revenue. For the six months ended September 30, 1998, general and administrative expenses totaled $1,836,000, which represented 11.4% of net revenue.

INCOME TAX EXPENSE

     The Company incurred income tax expense of $112,000 and $375,000 for the three and six months ended September 30, 1998, respectively, which represented a 28% tax rate. The difference between the effective tax rate and the statutory rate reflects the anticipated utilization of the operating losses that were carried forward into fiscal 1999 from 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had a working capital balance of approximately $3.4 million. Current assets included approximately $.7 million in cash and $4.8 million in accounts receivable, due entirely from Affiliated Practices. Current liabilities consisted of approximately $2.5 million in accounts payable and accrued liabilities, mostly related to expenses of the Affiliated Practices. The Company believes that cash on hand, together with the availability under the revolving line of credit will be sufficient to continue execution of its affiliation strategy.

     On June 1, 1998 the Company closed a revolving bank credit facility with Bank One, Texas, N.A., which provides the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect with acquisitions exceeding certain limits. At September 30, 1998, no amounts were outstanding under the revolving line of credit. Subsequent to September 30, 1998, draws totaling $8.0 million were made under the revolving line of credit to fund additional affiliations and working capital requirements.

     Cash used for investing activities for the six months ended September 30, 1998 included $566,000 for purchases of capital equipment, mostly for assets acquired in new practice affiliations, and $2,925,000 for the purchase of intangibles associated with those new practice affiliations.

     Cash generated from financing activities in the six-month period ended September 30, 1998 included the issuance of 375,000 shares of stock with the exercise of the over-allotment option that provided net proceeds to the Company of approximately $2.9 million. Uses of cash during the six month period ended June 30, 1998 by financing activities included the payment of costs related to the IPO totaling approximately $1.1 million, and the repayment of debt assumed in the IPO of $392,000. These payments related to liabilities recognized at March 31, 1998.

YEAR 2000 ISSUE

     A number of computer programs and other equipment with embedded chips or processors ("Systems") use two digits rather than four digits to define the applicable year. Any Systems that are date sensitive may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in miscalculations or System failures causing disruptions of operations, as well as potentially exposing the Company to third party liability. This issue is commonly referred to as the year 2000 problem ("Y2K").

     The Company initiated a Y2K compliance program to ensure that all of the critical Systems and processes that are under its direct control remain functional. The Company has completed the installation of year 2000 compliant software for its operations prior to the IPO. Accordingly the Company does not expect the year 2000 issue to have a material effect on its financial position, results of operations or cash flows.

     Although the Company's Y2K compliance program will attempt to determine the Y2K readiness of key third parties, there may be certain Systems or processes relied on by the Company that are outside of its control, and there can be no assurance that these Systems or processes will remain functional. Non-compliance by key third parties could have a material effect on the operations of the Company. To date, the costs incurred by the Company that relate solely to the Y2K compliance program have been minimal. In the opinion of management, the costs to complete the Company's Y2K compliance program will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

RECENT EVENTS

     On November 13, 1998 the Company and Liberty Dental Alliance, Inc. ("Liberty") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Liberty will become a wholly owned subsidiary of the Company, and James M. Powers, Jr., D.D.S. was named President of the Company, replacing Gary S. Glatter. The Merger Agreement provides the Company will pay (a) $0.01 per share for each outstanding share of Liberty common stock, par value $0.01 per share (the "Liberty Common Stock") at closing and (b) up to $3.99 per share and options to purchase up to 0.25 shares of Common Stock with an exercise price of $6.125 per share for each share of Liberty Common Stock (collectively, the "Additional Common Merger Consideration") in accordance with the following:

    (i) One-third of the Additional Common Merger Consideration is payable upon completion of affiliations with dental practices under a letter of intent with Liberty ("Liberty Affiliations") that had collected revenues for the year ended December 31, 1997 ("1997 Practice Revenues") aggregating to at least $10,000,000;

    (ii) One-third of the Additional Common Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000; and

    (iii) One-third of the Additional Common Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000.

The holders of shares of Liberty Common Stock will forfeit any right to receive the Additional Common Merger Consideration related to Liberty Affiliations not consummated by June 30, 1999. As of November 13, 1998, there are 315,750 shares of Liberty Common Stock outstanding, which would result in the Company paying an aggregate of up to $1,263,000 cash and issuing options to acquire 78,938 shares of Common Stock.

     The Merger Agreement also provides that the Company pay (a) $0.01 per share for each outstanding share of Liberty Class B common stock, par value $0.01 per share (the "Class B Stock") at closing and (b) up to one share of Common Stock for each outstanding share of Class B Stock (the "Additional Class B Merger Consideration") in accordance with the following:

    (i) One-fifth of the Additional Class B Merger Consideration is payable upon completion of Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000;

    (ii) Three-tenths of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000;

    (iii) Two-fifths of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $20,000,000; and

    (iv) One-tenth of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000.

The holders of shares of Class B Stock will forfeit any right to receive Additional Class B Merger Consideration related to Liberty Affiliations not consummated by June 30, 1999. As of November 13, 1998, there are 545,000 shares of Liberty Class B Stock outstanding, which would result in the Company paying an aggregate of up to $5,450 cash and up to 545,000 shares of Common Stock. Consummation of the Merger

Agreement, which is anticipated to occur prior to December 31, 1998, is subject to, among other things, the Company obtaining the consent of its lenders.

     In connection with Merger Agreement, the Company has agreed to pay investment banking fees of up to $600,000 to SunTrust Equitable Securities Corporation, $166,667 of which is payable upon completion of Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000, $166,667 of which is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000 and $266,666 of which is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000. The Company also agreed to issue an aggregate of 145,000 options to acquire Common Stock to certain consultants of the Company with an exercise price of $6.125 per share, in the same proportions and upon completion of Liberty Affiliations as the Additional Common Merger Consideration is payable.

     On November 13, 1998, the Company completed Liberty Affiliations with five dental practices as well as one affiliation with an additional dental practice not affiliated with Liberty. These six dental practices generated aggregate annual patient revenue of approximately $4.1 million during their most recently completed fiscal year, and include nine dentists treating patients in six dental offices. The aggregate consideration paid by the Company for these practices consisted of approximately $1.6 million, 369,639 shares of Common Stock and approximately $1.2 million aggregate principal amount of 6% Series A convertible subordinated notes, due November 2003.

     Dr. Powers has entered into an employment agreement with the Company, effective November 13, 1998, pursuant to which he will initially serve as President. Once the Company has consummated Liberty Affiliations aggregating to at least $10,000,000 in 1997 Practice Revenues, Dr. Powers will also serve as the Company's Chairman of the Board and Chief Executive Officer. Omer K. Reed, D.D.S. will continue to serve as a director and Chief Clinical Officer of the Company once Dr. Powers is elected to those additional positions. Dr. Power's two year employment agreement also provides for a base annual salary of $200,000, bonus payments of up to 25% of the base salary upon achievement of certain earnings per share targets and the issuance of options to acquire 150,000 shares of Common Stock with an exercise price of $6.125 per share and an additional 150,000 shares with an exercise price of $3.1875 per share (the closing sale price on November 13, 1998).

     Mr. Glatter has entered into a severance agreement with the Company effective November 13, 1998 pursuant to which he has resigned as President, Chief Executive Officer and a director of the Company. Mr. Glatter will receive payment of $350,000 from the Company pursuant to the agreement and forfeit all options to acquire shares of Common Stock previously issued to him.

PART II

ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS - none

ITEM 3.  DEFAULTS OF SENIOR SECURITIES - none

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

ITEM 5.  OTHER INFORMATION - none

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     3.1* Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-37633))

     3.2* Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration
           No. 333-37633)).

     10.1* Credit Agreement between Pentegra Dental Group, Inc. and Bank One,
           Texas, N.A. dated June 1, 1998(incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly report filed on Form 10-Q (File No. 001-13725)).

     10.2 Amendment to Credit Agreement between Pentegra Dental Group, Inc. and Bank One Texas, N.A. dated September 9, 1998

     10.3 Second Amendment to Employment Agreement between Pentegra Dental Group, Inc. and James L. Dunn, Jr. dated April 22, 1998

     10.4 Separation and Mutual Release Agreement between Pentegra Dental Group, Inc., and Gary S. Glatter dated November 13, 1998

     10.5 Agreement and Plan of Merger among Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc., Liberty Acquisition Corporation, James M. Powers, Jr., Sylvia H. McAlister and William Kelly, dated as of November 13, 1998

     10.6  Employment Agreement between Pentegra Dental Group, Inc. and James
           M. Powers, Jr. dated November 13, 1998

     27.1  Financial Data Schedule.

------------------
     *Incorporated by reference as indicated


(b)  Reports on Form 8-K

     None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Pentegra Dental Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PENTEGRA DENTAL GROUP, INC.
Dated:    November 16, 1998





                           /s/ Sam H. Carr
                           -----------------

                           By:  Sam H. Carr
                           Sr. Vice President - Chief Financial Officer