Form 10-Q
period 1998-12-31
PENTEGRA DENTAL GROUP INC
filed 1999-02-16
CIK 1042291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _________ TO _________.

                             COMMISSION FILE NUMBER

                           PENTEGRA DENTAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       DELAWARE                                                76-045043
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


2999 NORTH 44TH STREET, SUITE 650, PHOENIX, ARIZONA                  85018
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (602) 952-1200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at February 2, 1999, was 8,817,372.

                             FORM 10-Q REPORT INDEX


10-Q PART AND ITEM NO.                                                      PAGE

PART I - FINANCIAL INFORMATION.........................................

  Item 1 - Consolidated Financial Statements...........................

           Consolidated Balance Sheets as of March 31, 1998 and
           December 31, 1998 (unaudited)...............................        3

           Consolidated Statements of Operations for the Three and Nine
           Months Ended December 31, 1997, and December 31, 1998
           (unaudited).................................................        4

           Consolidated Statement of Changes in Shareholders'
           Equity for the period from April 1, 1998 to  December 31, 1998
           (unaudited).................................................        5

           Consolidated Statements of Cash Flows for the Nine
           Months Ended December 31, 1997 and December 31, 1998
           (unaudited).................................................        6

           Notes to Consolidated Financial Statements..................        7


  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................       10


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings...........................................       14

  Item 5 - Other Information...........................................       14

  Item 6 - Exhibits and Reports on Form 8-K............................       14

  Signature............................................................       14

PART I   - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                           PENTEGRA DENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     (000'S)

                                                       March 31,       December 31,
                                                        1998              1998
                                                       --------         --------
                 Assets
----------------------------------------------

Current assets:
  Cash and cash equivalents                            $  6,708         $  4,717
  Receivables from affiliated practices                                    4,632
  Deferred tax asset                                                         342
  Prepaid and other current assets                          101            1,033
                                                       --------         --------

     Total current assets                                 6,809           10,724

Property and equipment, net                               3,577            4,698
Intangible assets, net                                      183           21,028
Notes receivables from affiliated practices                                1,168
Deferred tax asset                                                           475
Other assets, net                                            64              264
                                                       --------         --------
     Total assets                                      $ 10,633         $ 38,357
                                                       ========         ========


Liabilities and Shareholders' Equity
----------------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities             $  1,313         $  2,118
  Accrued employment agreement                            1,250            1,050
  Notes payable                                                            2,337
                                                       --------         --------

     Total current liabilities                            2,563            5,505

  Line of credit                                                           8,000
  Subordinated Notes - Series A                                            4,211
  Other Long-term debt                                    1,074              568
                                                       --------         --------

     Total liabilities                                    3,637           18,284
                                                       --------         --------

Shareholders' equity

  Common stock                                                6                9

  Additional paid-in capital                             10,304           21,638
  Retained earnings (deficit)                            (3,314)          (1,574)
                                                       --------         --------

     Total shareholders' equity                           6,996           20,073
                                                       --------         --------

     Total liabilities and shareholders' equity        $ 10,633         $ 38,357
                                                       ========         ========



 The accompanying notes are an integral part of these financial statements.

                           PENTEGRA DENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                   For the three     For the three      For the nine      For the nine
                                                   months ended       months ended      months ended      months ended
                                                   December 31,       December 31,      December 31,      December 31,
                                                       1997               1998              1997              1998
                                                    -----------       -----------       -----------       -----------


Net revenue                                         $        --       $     9,851       $        --       $    26,039

Operating expenses:
  Clinical salaries, wages and benefits                      --             3,583                --             9,952
  Dental supplies and lab fees                               --             2,030                --             4,836
  Rent                                                       --               788                --             2,042
  Advertising and marketing                                  --               188                --               468
  General and administrative                                298             1,411               698             3,248
  Compensation expense in connection with
   issuance of common stock                                 306                --               645                --
  Other operating expenses                                   --             1,595                --             3,577
  Depreciation and amortization                              --               293                --               689
                                                    -----------       -----------       -----------       -----------

    Total operating expenses                                604             9,888             1,343            24,812

Earnings (loss) from operations                            (604)              (37)           (1,343)            1,227

  Interest income (expense), net                             --               (78)               --                 2
                                                    -----------       -----------       -----------       -----------

Income (loss) before income taxes                          (604)             (115)           (1,343)            1,229

  Income taxes expense (benefit)                             --              (885)               --              (511)
                                                    -----------       -----------       -----------       -----------

Net income (loss)                                   $      (604)      $       770       $    (1,343)      $     1,740
                                                    ===========       ===========       ===========       ===========


Basic and diluted earnings per share                                  $      0.10                         $      0.23
                                                                      ===========                         ===========

Weighted average number of shares outstanding:
  Basic                                                                 7,961,000                           7,457,000
                                                                      ===========                         ===========

  Diluted                                                               7,961,000                           7,457,000
                                                                      ===========                         ===========




The accompanying notes are an integral part of these financial statements.

                           PENTEGRA DENTAL GROUP, INC
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                 Additional           Retained          Total
                                                          Common Stock             Paid-In            Earnings       Shareholders'
                                                       Shares         Amount       Capital            (Deficit)         Equity
                                                     ---------        ------        --------          --------         --------

Balance at April 1, 1998                             6,441,898          $ 6         $ 10,304          $ (3,314)       $   6,996

Issuance of common stock                               375,000                         2,929                              2,929

Issuance of common stock to affiliated practices     2,000,474            3            8,405                              8,408

Net income                                                                                               1,740            1,740
                                                     ---------          ---         --------          --------         --------

Balance at December 31, 1998                         8,817,372          $ 9         $ 21,638          $ (1,574)        $ 20,073
                                                     =========          ===         ========          ========         ========





The accompanying notes are an integral part of these financial statements.

                           PENTEGRA DENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                     (000'S)


                                                             For the nine        For the nine
                                                             months ended        months ended
                                                              December 31,       December 31,
                                                                 1997                1998
                                                                -------             -------

Net cash used by operating activities                           $  (600)            $(2,880)
                                                                -------             -------
Cash used by investing activities:
  Capital expenditures                                             (164)             (1,063)
  Acquisition of intangible assets                                                   (6,314)
  Issuance of notes receivable to affiliated practices                               (1,168)
                                                                -------             -------

      Net cash used by investing activities                        (164)             (8,545)
                                                                -------             -------

Cash flows provided by financing activities:
  Proceeds from issuance of common and preferred stock            1,466               2,964
  Proceeds from line of credit                                                        8,000
  Proceeds from issuance of notes payable                           350
  Payment of indebtedness                                                              (392)
  Payment of offering costs                                        (948)             (1,088)
  Payment of organization costs                                      (5)
  Payment of financing costs                                                            (50)
                                                                -------             -------

      Net cash provided by financing activities                     863               9,434
                                                                -------             -------

Net increase (decrease) in cash and cash equivalents                 99              (1,991)

Balance at beginning of period                                        1               6,708
                                                                -------             -------

Balance at end of period                                        $   100             $ 4,717
                                                                =======             =======



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

On April 17, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. On September 29, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, and $50,000,000 in Convertible Subordinated Debt Securities, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. The terms upon which it issues the shares and convertible subordinated debt securities are determined through negotiations with the security holders or principal owners of the businesses whose securities or assets are to be acquired. The shares of Common Stock that are issued are valued at prices reasonably related to prevailing market prices for the Common Stock. Persons receiving Common Stock in connection with such acquisitions may be contractually required to hold all or some portion of the Common Stock for varying periods of time. The convertible subordinated debt securities will be convertible in whole or in part into shares of Common Stock, at any time on or after their convertibility commencement date, and at or before maturity, unless previously redeemed at their conversion price. The convertible subordinated debt securities will be (i) unsecured and (ii) subordinate to all present and future senior indebtedness of Pentegra and (iii) effectively subordinated to all indebtedness and other liabilities of subsidiaries of Pentegra. The convertible subordinated debt securities issued will be valued at prices reasonably related to their principal amount. As of December 31, 1998, 2,000,474 shares and $4,211,000 aggregate principal amount of Series A Convertible Subordinated Notes registered under these filings had been issued

In May 1998, the Company changed its fiscal year from December 31 to March 31, effective for the year beginning April 1, 1998.

The unaudited consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended December 31, 1998.

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

NOTES RECEIVABLE FROM AFFILIATED PRACTICES

Notes receivable are with Affiliated Practices and are generally due over a five-year period. The notes earn interest at 9% with principal and interest payment due monthly.

NOTES PAYABLE

Notes payable relate to amounts due in connection with the acquisition of certain Affiliated Practices that occurred in November and December 1998. The notes are non-interest bearing. All notes payable were paid in early January 1999.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

The Company recognized a deferred tax asset of $817,000 during the three months ended December 31, 1998. The Company concluded that it was more likely than not it would utilize certain tax assets in future years. The Company expects the effective tax rate for income generated in fiscal 1999 will be 25%.

EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Diluted earnings per share are not separately presented because such amounts would be the same as amounts computed for basic earnings per share.

Outstanding options to purchase approximately 546,000 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three and nine months ended December 31, 1998 because their effect would have been antidilutive.

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

3.   LINE OF CREDIT

On June 1, 1998, the Company closed a revolving bank credit facility with Bank One, Texas, N.A., which provides the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. At December 31, 1998, $8,000,000 was outstanding under the revolving line of credit.

4.   RETAINED EARNINGS (DEFICIT)

The Company's retained earnings (deficit) at December 31, 1998 is primarily attributable to compensation costs and other costs of managing the Company prior to its IPO. On March 30, 1998, an employment bonus of $1,250,000 to the Chairman of the Board of Directors (the "Chairman") was charged to operations, and therefore contributed to the Company's retained earnings (deficit). Payments of the bonus have been and will continue to be made in increments of $10,000 on the closing of each future dental practice affiliation until the bonus has been paid in full. Pursuant to the terms of the Company's employment agreement with the Chairman, the employment bonus must be paid in full within three years of the IPO. At December 31, 1998, a bonus payable of $1,050,000 remained outstanding.


5.  NEW DENTIST AFFILIATIONS

For the nine-month period ended December 31, 1998, the Company completed new dentist affiliations with 31 practices representing 43 dentists and 32 office locations. Total consideration paid by the Company for the new affiliations consisted of 2,000,474 shares of Common Stock valued at $8,889,000, $4,211,000 aggregate principal amount of Convertible Subordinated Debt Securities and $9,136,000 of cash.

The cost of each of the above new dental practice affiliations has been allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, resulting in intangible assets of $21,028,000.


6. LIBERTY DENTAL ALLIANCE MERGER

On November 13, 1998 the Company and Liberty Dental Alliance, Inc. entered into an Agreement and Plan of, pursuant to which Liberty will become a wholly owned subsidiary of the Company. The Company expects this transaction to close before March 31, 1999.

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

OVERVIEW

The Company provides practice management services to fee-for-service dental practices in the United States. On March 30, 1998, the Company acquired simultaneously with the closing of its IPO, substantially all of the tangible and intangible assets, and assumed the liabilities, of the 50 Founding Affiliated Practices. The Company also began to provide practice management services to professional corporations or associations owned by the dentist-owners of the Founding Affiliated Practices (one of which split into two separate dental practices immediately after the IPO) pursuant to long-term management service agreements entered into at the time of the Affiliations. Since the IPO, the Company has affiliated with 31 additional practices.

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

RESULTS OF OPERATIONS

Following completion of the IPO and the Affiliations on March 30, 1998, the Company began operations effective April 1, 1998. Management service fee recognition and related expenses began April 1, 1998, and the Company began managing 51 dental practices in 18 states. At December 31, 1998, the Company managed 82 practices in 96 offices in 26 states.

COMPONENTS OF REVENUES AND EXPENSES

Under the terms of the typical management services agreement with an Affiliated Practice, the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of an Affiliated Practice. The obligations of the Company include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the Affiliated Practices. In addition, the Company incurs general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the typical services agreement and subject to applicable law, the Company is paid a management fee comprised of two components: (1) the costs incurred by it on behalf of the Affiliated Practice, and (2) a management fee either fixed in amount, an amount usually approximating 35% of the Affiliated Practice's operating profit, before dentist compensation or 15% of the Affiliated Practice's collected gross revenue ("Service Fee"). Therefore, net revenues represent amounts earned by the Company under the terms of its management services agreements with the Affiliated Practices, which generally equate to the sum of the Service Fees and the operating expenses that the affiliated practices paid to the Company under the service agreements.

NET REVENUE

Net revenue generated for the three and nine months ended December 31, 1998 was approximately $9.9 and $26.0 million respectively. During the three months ended December 31, 1998, the Company affiliated with eighteen practices. For the three and nine months ended December 31, 1998, dental center revenues aggregated to approximately $12.7 and $35.3 million, respectively.

OPERATING EXPENSES

The Company incurred operating expenses of approximately $9.9 million and $24.8 million for the three and nine months ended December 31, 1998, respectively. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, and general and administrative expenses.

General and administrative expenses include primarily the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, rent, consulting fees, travel (primarily related to practice development), office costs and other general corporate expenses. For the three months ended December 31, 1998, general and administrative expenses were approximately $1.4 million which represented 14.3% of net revenue. Included in general and administrative expenses for the three months ended December 31, 1998 is a one time severance payment to the former Chief Executive Officer of the Company. For the nine months ended December 31, 1998, general and administrative expenses were approximately $3.2 million which represented 12.5% of net revenue.


INCOME TAX EXPENSE

The company recognized a tax asset of $817,000 during the three months ended December 31, 1998. The Company concluded that it was more likely than not it would utilize certain tax assets in future years. The Company expects the effective tax rate for income generated in fiscal 1999 will be 25%.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had a working capital balance of approximately $5.2 million. Current assets included approximately $4.7 million in cash and $
4.6 million in accounts receivable, due entirely from Affiliated Practices. Current liabilities consisted of approximately $3.2 million in accounts payable and accrued liabilities, mostly related to expenses of the Affiliated Practices and $2.3 million in short term notes payable used in the acquisition of certain Affiliated Practices. The Company believes that cash on hand, together with the availability under the revolving line of credit will be sufficient to continue execution of its affiliation strategy.

On June 1, 1998 the Company closed a revolving bank credit facility with Bank One, Texas, N.A., which provides the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect with acquisitions exceeding certain limits. At December 31, 1998, $8.0 million was outstanding under the revolving line of credit.


Cash used in investing activities for the nine months ended December 31, 1998 included $1.1 million for purchases of capital equipment, mostly for assets acquired in new practice affiliations, and $6.3 million for the purchase of intangibles associated with those new practice affiliations.

Cash generated from financing activities for the nine-month period ended December 31, 1998 included advances on the revolving line of credit of approximately $8.0 million and the issuance of 375,000 shares of stock with the exercise of the over-allotment option that provided net proceeds to the Company of approximately $3.0 million. Uses of cash during the nine-month period ended December 31, 1998 by financing activities included the payment of costs related to the IPO totaling approximately $1.1 million, and the repayment of debt assumed in the IPO of $392,000. These payments related to liabilities recognized at March 31, 1998.

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

The Company has initiated a Y2K compliance program to ensure that all of the critical Systems and processes that are under its direct control remain functional. The Company completed the installation of year 2000 compliant software for its operations prior to the

IPO. Accordingly the Company does not expect the year 2000 issue to have a material adverse effect on its financial position, results of operations or cash flows.

Although the Company's Y2K compliance program will attempt to determine the Y2K readiness of key third parties, there may be certain Systems or processes relied on by the Company that are outside of its control, and there can be no assurance that these Systems or processes will remain functional. Non-compliance by key third parties could have a material adverse effect on the operations of the Company. To date, the costs incurred by the Company that relate solely to the Y2K compliance program have been minimal. In the opinion of management, the costs to complete the Company's Y2K compliance program will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company has received assurance that the systems implemented prior to the IPO are Y2K compliant. In addition, the Company has inventoried all hardware and software at the affiliated practices that process information related to practice management. The Company has estimated it will incur approximately $250,000 in computer upgrades for Y2K compliance. These upgrades are estimated to be completed by June 1999.

The failure to correct a material year 2000 problem could possibly result in an interruption in or failure of, certain normal business activities operations. Such failure would materially and adversely affect the Company's financial position, results of operations and cash flows. Due to the general uncertainty inherent in the year 2000 problem, including uncertainty regarding the year 2000 readiness of third party suppliers and potential future acquisitions, the Company is unable to determine at this time whether the consequences of any possible year 2000 failures will have a material adverse impact on the Company's financial position, results of operations or cash flows. The Company believes that, with the scheduled completion of its computer system upgrades, the possibility of any material interruption to normal operations should be significantly reduced.

The Company's plans to comply with year 2000 requirements and completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. There can be no assurances; however, that the estimates will be achieved and actual results could differ from those estimates. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and correct potential problems and similar uncertainties.

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

                               PENTEGRA DENTAL GROUP, INC.
Dated: February 16, 1999       /s/James M. Powers
                               ------------------
                               By. James M. Powers
                               President - Chief Executive Officer


                               /s/ Sam H. Carr
                               ------------------
                               By:  Sam H. Carr
                                    Sr. Vice President - Chief Financial Officer