Form 10-K
period 1999-03-31
PENTEGRA DENTAL GROUP INC
filed 1999-06-29
CIK 1042291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999.

[ ] Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the transition period from _________ to_________.

                         Commission file number 1-13725

                           Pentegra Dental Group, Inc.
             (exact name of Registrant as specified in its charter)

                   Delaware                         76-0545043
          (State or other jurisdiction            (I.R.S. Employer
        Of incorporation or organization)         Identification No.)

             2999 N. 44th Street, Suite 650, Phoenix, Arizona 85018
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (602) 952-1200

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at June 15, 1999 was 9,102,503.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant June 15, 1999 was approximately $7,678,000 based upon the closing price per share of the Registrant's Common Stock as reported on the American Stock Exchange of $2.0625. As of June 15, 1999, there were 9,102,503 outstanding shares of the Registrant's Common Stock.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on July 30, 1999 are incorporated by reference into Part III of this Report.

FORM 10-K REPORT INDEX

                                                      PART I
Items 1. and 2   Business and Properties..................................................................         3
Item 3.          Legal Proceedings........................................................................        12
Item 4.          Submission of Matters to a Vote of Security Holders......................................        12

                                                   PART II
Item 5.          Market for Registrant's Common Stock and Related Shareholder Matters.....................        13
Item 6.          Selected Financial Data..................................................................        14
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations....        16
Item 7A          Quantitative and Qualitative Disclosures about Market Risk...............................        20
Item 8.          Financial Statements and Supplementary Data..............................................        21
Item 9.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.....        40

                                                  PART III
Item 10          Directors and Executive Officers of the Registrant.......................................        40
Item 11          Executive Compensation ..................................................................        41
Item 12          Security Ownership of Certain Beneficial Owners and Management ..........................        41
Item 13          Certain Relationships and Related Party Transactions.....................................        41

                                         PART IV
Item 14          Exhibits, Financial Statement Schedules, and Reports on Form 8 - K


FORWARD  - LOOKING STATEMENTS

     Statements contained in this Report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in Item 1. "Business", Item 5. "Market for Registrant's Common Stock and Related Shareholder Matters" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the development and acquisition of additional dental practice management companies and affiliation with additional dental practices, recruitment of additional affiliated dental practice management companies not shared with a general dentist, projections of the Company's future earnings, funding of the Company's expansion, operations and capital expenditures, payment or nonpayment of dividends and cash outlays for income taxes."

     Such forward - looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other dentists or practice management companies, the availability of suitable new markets and suitable locations within such markets, changes in the Company's operating or expansion strategy, failure to consummate proposed developments or acquisitions of dental practices, the ability of the Company to effectively manage an increasing number of markets in which the dental practices are located or are proposed to be located, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                                     PART I



ITEMS 1. AND 2.            BUSINESS AND PROPERTIES


Overview

     Pentegra Dental Group, Inc. (the "Company" or "Pentegra") provides management, administrative, development and other services to dental practices throughout the United States. Pentegra's approach to dental practice management is designed to increase revenues and lower costs at a affiliated dental practices ("Affiliated Practices") while freeing the practicing dentists to focus on the delivery of high-quality care. Pentegra earns management service fees under long-term service agreements with Affiliated Practices. In most cases, service fees payable to Pentegra under the service agreements it has with its Affiliated Practices represent a share of the Affiliated Practices' operating profits, thereby providing incentives for Pentegra and the Affiliated Practices to work together to maximize practice profitability. In other cases, service fees are a percentage of dental practice collections. Pentegra will also seek to grow by acquiring practice management companies and affiliating with additional dental practices.

    As of March 31, 1999, Pentegra has entered into service agreements with 85 Affiliated Practices, which include approximately 120 dentists and 99 dental offices located in 27 states (the "Affiliates"). In addition, Pentegra acquired from Dr. Reed the assets of a consulting firm, Pentegra, Ltd., which was founded in 1988, and a seminar company, Napili International ("Napili"), which was founded in 1963. The clinical, administrative and marketing training developed and provided by these companies to practicing dentists and their teams are the foundation for the Company's approach to dental practice management ("the Pentegra Dental Program".) The Pentegra Dental Program is available exclusively to Affiliated Practices.

    Pentegra believes it has several advantages that would lead dental practices to seek to affiliate with Pentegra: (i) Pentegra and the Affiliated Practices focus on providing traditional fee-for-service dental care, which Pentegra believes is highly profitable and professionally rewarding for dentists; (ii) the Pentegra Dental Program offers proven techniques to increase practice profitability substantially; (iii) both Pentegra and the Affiliated Practices have incentives to work together to maximize practice profitability; and (iv) affiliation with Pentegra enables Affiliated Practices to benefit from professional management techniques, economies of scale in administrative and other functions, and enable affiliated dentists to dedicate more time and effort towards the growth of their practices.

Industry Overview

     According to the U.S. Health Care Financing Administration ("HCFA"), dental expenditures in the United States. increased from $31.6 billion in 1990 to $50.6 billion in 1997. HCFA also projects that dental expenditures will reach approximately $95.2 billion by 2007, representing an increase of approximately 88% over 1997 dental expenditures. The Company believes there are several factors that will drive growth in dental expenditures in the United States, including (i) the aging of the population, which increases the demand for restorative and maintenance procedures (e.g. crowns, bridges and implants) that tend to be more profitable than routine procedures (e.g. cleanings and fillings); (ii) the increasing attention to dental health and wellness, with greater emphasis on personal appearance, which increases the demand for general dentistry services and, in particular, cosmetic dental procedures (e.g.., porcelain bonding and bleaching), which also tend to be more profitable than routine procedures; and (iii) the increasing percentage of the population covered by some form of dental insurance, which, according to the National Center for Health Statistics, makes patients more likely to seek treatment from their dentist. Payments for dental services are made either directly by patients or by third-party payors. Third-party payors primarily consist of private insurance indemnity plans, preferred provider organizations ("PPOs") and dental health maintenance organizations and other managed care programs ("DHMOs"). Private indemnity insurance companies typically pay for a patient's dental care on a fee-for-service basis, while PPO plans pay on a discounted fee-for-service basis. DHMO plans typically pay on a per-person, per month basis regardless of the level of service provided to the patient. In the case of both PPOs and DHMOs, patients typically must pay on a fee-for-service basis for any services outside the limited range of dental procedures covered. According to the 1997 Mercer Consulting Group survey of Employer-Sponsored Health Plans, approximately 86% of the respondents in that survey reported that they offer their employees dental plans that pay for dental services on a fee-for-service basis, while approximately 22% of the plans surveyed are PPO and DHMO plans (i.e., discounted fee-for-service payments or capitated payments). According to HCFA, only approximately four percent of all payments for dental care are made under the Medicaid program (which provides limited coverage for indigent children), with no coverage being provided by the Medicare program. In a 1995 survey, the American Dental Association ("ADA") reported that there were approximately 153,000 active dentists in the United States, approximately 88% of who were practicing either alone or with only one other dentist. In recent years, dentists have begun to consolidate into affiliated groups and with practice management organizations. Dentists who affiliate with practice management companies gain several benefits, such as opportunities to achieve economies of scale, to implement cost management techniques and to gain access to capital for new equipment and other working capital needs.

Business Strategy

    Pentegra's objective is to become a leader in providing dental practice management services. In order to achieve this objective, Pentegra's strategy includes the following elements:

- Focus on Traditional Fee-for-Service Dental Care. According to the 1997 Mercer Consulting Group Survey of Employer-Sponsored Health Plans, approximately 86% of the respondents in that survey reported that they offer their employees dental plans that pay for dental services on a fee-for-service basis. Pentegra believes that fee-for-service care is high-quality, highly profitable and professionally rewarding for dentists.

- Increase Productivity and Profitability of Affiliated Practices by Implementing the Pentegra Dental Program. The Pentegra Dental Program involves implementing techniques designed to increase revenues and lower costs, as well as methods to make the dentist and his or her practice team more efficient in the delivery of dental care.

- Lower Operating Costs by Achieving Economies of Scale. Pentegra believes that, as a result of its size and resources, it will be able to provide Affiliated Practices with certain management functions at lower cost than if the Affiliated Practices were to perform the services by themselves.

- Free the Dentist to Focus More Time on the Practice of Dentistry. Pentegra will relieve practicing dentists of administrative tasks. Pentegra believes its management and administrative support will substantially reduce the amount of time affiliated dentists are required to spend on administrative matters and enable them to dedicate more time and effort toward the growth of their professional practices.

- Grow Through Acquisitions and Affiliations of Additional Dental Practices. Pentegra will generally seek to affiliate with practices that have high potential for future growth, particularly through implementation of the Pentegra Dental Program, an established reputation for high-quality care and a strategic fit either in an existing market or as an entry into a new market.

The Pentegra Dental Program

    Pentegra is continually implementing the Pentegra Dental Program at its Affiliated Practices. The Pentegra Dental Program was originally developed by Dr. Reed through Pentegra, Ltd. and Napili. Napili was founded in 1963 and has conducted technical and management seminars for over 15,000 practicing dentists, including many who have attended these seminars more than once. As a result of demand by attendees of Napili seminars, Dr. Reed established Pentegra, Ltd. in 1988 to provide hands-on, on-site training and services to small groups of dentists. Pentegra, Ltd. and Napili are wholly owned by Pentegra and their services are available exclusively to Affiliated Practices.

    Pentegra focuses on traditional fee-for-service practices, which generate revenue by providing care to their established patient bases and typically grow through patient referrals. Pentegra believes that the average dentist has the skills necessary to diagnose and provide appropriate care to patients, but many of them have not developed the skills needed to obtain patient acceptances of, and commitments to, the treatment plans. As a result, a significant amount of recommended care may not be completed, with correspondingly lower revenues to the dentists.

    The Pentegra Dental Program is a cooperative approach that emphasizes patient wellness and involves the dentist and his or her patient mutually agreeing on a program to achieve and maintain optimal oral health. In addition to technical seminars on the current clinical thinking in dentistry, Pentegra provides seminars and on-site training and support to assist affiliated dentists (who will control the practice of dentistry at Affiliated Practices) and their teams to communicate effectively with each patient regarding the type and value of care needed, obtain the patient's commitment to a treatment plan and then implement the agreed-upon treatment plan. An initial on-site consulting and training session is provided to Affiliated Practices lasting from one to three days, with subsequent sessions as necessary. At each initial session, Pentegra performs an analysis that includes on-site observation of the dental practice, monitoring of the clinical staff and patient flow, as well as a review of the charting and record documentation of the care provided. This process identifies areas where improvements might be made in the day-to-day operations of the dental practice, including changes in personnel and facility utilization, patient scheduling and communication (both between the dentist and his or her staff and between all dental practice personnel and its patients). In addition, the dental practice's personnel, including its dentists, are introduced to techniques designed to (i) improve communication among them and (ii) sensitize them to becoming more confident and consistent in their communications with patients to ensure that each patient is fully informed and agrees with the dentist on a mutually acceptable treatment plan. Pentegra and the Affiliated Practices monitor the patients' treatment plans by using active recall systems to ensure that scheduled treatments are actually performed. The Pentegra Dental Program stresses quality of care and personal attention, both of which Pentegra believes are highly valued by patients and help achieve treatment plan acceptance. Pentegra is developing a statistical database for each Affiliated Practice to define and measure the standard of care and assure that the desired standards are being achieved.

    The Pentegra Dental Program also analyzes and rationalizes fee structures to increase profitability. Pentegra believes that typical fee structures do not accurately reflect all direct and indirect costs of various procedures. In order to address this, Pentegra assists the Affiliated Practices by utilizing time-related cost allocation models to compare cost and fee relationships for Affiliated Practices that are designed to reflect the true cost of procedures and, hence, increase profitability.

    In addition, the Pentegra Dental Program focuses on increasing the productivity of the dentist and his or her team. Pentegra consults with Affiliated Practices with efforts to increase the use of hygienists and production. A number of dental services can be provided by hygiene teams with only limited involvement by the dentist, thereby enabling dentists to use their extra time on higher margin procedures requiring greater expertise and skill. Pentegra monitors the Affiliated Practices' patient scheduling and time spent with patients.

SERVICES AND OPERATIONS

Service Agreements

    Pentegra has entered into a service agreement with each Affiliated Practice under which Pentegra is the exclusive manager and administrator of non-dental services relating to the operation of the Affiliated Practices. The following is intended to be a brief summary of the typical form of service agreement Pentegra entered into with each Affiliated Practice. Pentegra expects to enter into similar agreements with Affiliated Practices in the future. The actual terms of the various service agreements vary from the description below on a case-by-case basis, depending on negotiations with the individual Affiliated Practices and the requirements of applicable law and governmental regulations.

    The service fees payable under the service agreements to Pentegra by the professional corporations or associations formed by the dentist-owners of the Affiliated Practices were determined in arm's-length negotiations among the parties. Those Affiliated Practices that have revenues greater than the average amount of revenues generated by the Affiliated Practices will typically require more administrative and other services from Pentegra than those Affiliated Practices with lower than average revenues. Such fees, together with reimbursement for operating and non-operating expenses of each Affiliated Practice paid by Pentegra pursuant to the service agreements, are payable monthly and consist of various combinations of the following: (i) a percentage (ranging from 30% to 40%) of the Affiliated Practice's revenues related to dental services less operating expenses associated with the operation of the Affiliated Practice; (ii) a percentage (16%) of the Affiliated Practice's dental service revenues, not to exceed a percentage (35%) of the difference between those revenues and operating expenses associated with the operation of the Affiliated Practice; (iii) the greater of (a) a percentage (not to exceed 35%) of the Affiliated Practice's revenues related to dental services less operating expenses associated with the operation of the Affiliated Practice or (b) a specified fixed fee or (iv) a percentage (15%) of the Affiliated Practice's net collected revenues. In addition, with respect to four of the Affiliated Practices, the Service Fees are based on fixed fees that are subject to renegotiations on an annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Pursuant to each service agreement, Pentegra, among other things, (i) acts as the exclusive manager and administrator of non-dental services relating to the operation of the Affiliated Practice, subject to certain matters reserved to the Affiliated Practice, (ii) administers the billing of patients, insurance companies and other third-party payors and collects on behalf of the Affiliated Practice the fees for professional dental and other services and products rendered or sold by the Affiliated Practice, (iii) provides, as necessary, clerical and postage, accounting, payroll, legal, bookkeeping and computer services and personnel, information management, printing, (iv) supervises and maintains custody of substantially all files and records (other than patient records if prohibited by applicable law), (v) provides facilities, equipment and furnishings for the Affiliated Practice, (vi) orders and purchases inventory and supplies as reasonably requested by the Affiliated Practice and (vii) implements, in consultation with the Affiliated Practice, public relations or advertising programs.

    Pursuant to each service agreement, the respective Affiliated Practice retains the decision-making power and responsibility for, among other things,
(i) hiring, compensating and supervising dentist-employees and other licensed dental professionals, (ii) ensuring that dentists have the required licenses, credentials, approvals and other certifications appropriate for the performance of their duties and (iii) complying with federal and state laws, regulations and ethical standards applicable to the practice of dentistry. In addition, the Affiliated Practice will be exclusively in control of all aspects of the practice of dentistry and the provision of dental services.

    Each service agreement is for an initial term of 30 to 40 years, with automatic extensions (unless specified notice is given) of five years. The service agreement may be terminated by either party if the other party (i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice. In addition, the service agreement may be terminated by Pentegra (i) if the Affiliated Practice or a dental employee engages in conduct for which the dental employee's license to practice dentistry is revoked or suspended or is the subject of any restrictions or limitations by any governmental authority to such an extent that he, she or it cannot engage in the practice of dentistry or (ii) upon a breach by the dentist of the employment agreement between the Affiliated Practice and the dentist.

    The service agreement requires the Affiliated Practice to enforce the employment agreements between the Affiliated Practice and the dentists associated with the Affiliated Practice (the "Dentist Employment Agreements"). If the Affiliated Practice does not enforce such employment agreement, Pentegra may, at its option, require the Affiliated Practice to either assign (i) such employment agreement or (ii) the rights to enforce the covenant not to compete set forth therein to Pentegra or its designee. The Affiliated Practice is responsible for obtaining professional liability insurance for the employees of the Affiliated Practice and Pentegra has obtained general liability and property insurance for the Affiliated Practice.

    Upon termination of a service agreement, the Affiliated Practice has the option to purchase and assume, and Pentegra has the option to require the Affiliated Practice to purchase and assume, the assets and liabilities related to the Affiliated Practice at the fair market value thereof, except in certain circumstances where the Affiliated Practice or Pentegra, as applicable, was in breach of the service agreement.

Dentist Agreement

     Substantially all of the dentist-owners of the Affiliated Practices entered into a dentist agreement, which provides Pentegra such dentist's guarantee (for the initial five years and for so long thereafter as he or she owns any interest in the Affiliated Practice) of the Affiliated Practice's obligations under the applicable service agreement. In addition, such agreement provides that the dentist may not sell his or her ownership interest during the dentist's five-year employment term without Pentegra's prior written consent. In the event of a default under the Service agreement by the Affiliated Practice, the dentist agreement provides that Pentegra may, at its option, require the Affiliated Practice to convey its patient records and the capital stock of the Affiliated Practice to Pentegra's authorized designee, who, in any such case, Pentegra anticipates will be a dentist affiliated with an Affiliated Practice.

Management Information Systems

     The Company utilizes an integrated server-based information system to track important operational and financial data related to each Affiliated Practice's performance. The Company's management information system enables the Company to collect from each Affiliated Practice, on a daily basis, data on patients seen, number and type of procedures performed, billing and collections, and other data needed for financial reporting and analysis. The Company compiles and analyzes this data in order to promote efficiency and assure high quality care at Affiliated Practices, as well as maintain necessary financial controls. The Company's management information system also enables the Company to centralize certain functions, such as elements of purchasing, accounts payable and payroll processing, and achieve economies of scale. Financial reporting to the Affiliated Practices is performed automatically, through a nationally known financial software that interfaces with and delivers electronic reports via the internet.

Expansion Strategy

     The Company's growth strategy is to affiliate with new dental practices in both new and existing markets. Based upon the Company's experience in negotiating with dentists, management believes that dentists choose to affiliate with the Company because the Company provides (i) the capital required to open a dental practice, (ii) the business and clinical systems and staffing required to operate a new dental practice, (iii) the opportunity to substantially increase practice income derived by the dentists, and (iv) the opportunity to increase the dentists' focus on patient care rather than administrative services.

Locations

    As of May 31, 1999, Pentegra provided management services to Affiliated Practices with offices in the following states:

                                                  NUMBER OF
                        STATE         PRACTICES    OFFICES    DENTISTS
                    --------------    ----------  ---------   --------
                    Alaska........         1           1            1
                    Arizona.......         6           6            7
                    Arkansas......         1           2            1
                    California....         2           2            3
                    Colorado......         5           6            6
                    Florida.......         4           4            5
                    Illinois......         1           1            1
                    Kansas........         1           1            2
                    Louisiana.....         4           4            5
                    Maine.........         1           1            1
                    Maryland......         1           1            1
                    Massachusetts.         1           1            2
                    Michigan......         1           1            1
                    Missouri......         1           1            1
                    Nebraska......         1           2            4
                    New Mexico....         1           1            2
                    New York......         5           5            5
                    North Dakota..         2           2            2
                    Ohio..........         2           3            3
                    Oklahoma......         6           7            8
                    Oregon........         1           1            1
                    South Carolina         1           1            1
                    Tennessee.....         4           7            7
                    Texas.........        28          33           45
                    Virginia......         1           2            2
                    Washington....         2           2            2
                    Wisconsin.....         1           1            1
                                          --          --          ---
                    Totals........        85          99          120
                                          ==          ==          ===

OTHER PRACTICE MANAGEMENT SERVICES

     The Company provides other practice management services to the Affiliated Practices, including staffing, general business and professional dental education and training to affiliated dentists, dental hygienists and office staff, employee benefits administration, advertising and other marketing support and, where permitted by applicable law, dentist recruiting. This management and administrative supports is designed to substantially reduce the amount of time affiliated dentists are required to spend on administrative matters and enable them to dedicate more time and effort toward the growth of their professional practices. In addition, the Company seeks to negotiate, on behalf of Affiliated Practices, discounts on, among other things, dental and office supplies, health and malpractice insurance and equipment. The Company does not enter into any agreements with third-party payors.

SUMMARY OF TERMS OF AFFILIATIONS

     Pentegra acquires all the assets necessary to operate the business of each of the Affiliated Practices, except as limited by applicable restrictions on the corporate practice of dentistry. The assets acquired include furniture, fixtures, computer equipment, dental chairs, lights, autoclaves, mixers, vacuum and suction systems, cabinets, hand instruments and hand pieces of each Affiliated Practice. Pentegra also acquires the intangible assets of each Affiliated Practice employs the non-professional staff of each Affiliated Practice and, on occasion, assumes certain indebtedness of an Affiliated Practice. The Company owns no interest in the professional corporations or associations. In the event of a breach of the service agreement by an Affiliated Practice, the Company has the right to designate a dentist to purchase the ownership interests of the applicable professional corporation or association owned by the dentists that are a party to a service agreement with the Company. The consideration paid by Pentegra for each Affiliated Practice is determined by negotiations between executive officers of Pentegra using valuation methods based on the Affiliated Practice's gross revenue net of certain operating expenses, and the Company's assessment of growth potential. The closing of each affiliation is subject to customary conditions. These conditions include, among others, the accuracy, on the closing date of the representations and warranties made by the Affiliated Practices and their stockholders and by the Company; the performance of each of their respective covenants included in the agreements relating to the affiliations; and the absence of any material adverse change in the results of operations, financial condition or business of each Affiliated Practice.

Dentist Employment Agreements

    Each Affiliated Practice is a party to a dentist employment agreement with each dentist owner of the professional entity that is party to a service agreement with Pentegra. The dentist employment agreements are generally for an initial term of five years and continue thereafter on a year-to-year basis until terminated under the terms of the agreements. The dentist employment agreements provide that the employee dentist will not compete with the Affiliated Practice during the term of the agreement and following the termination of the agreement for a term of two years in a specified geographical area (usually a 25 mile radius) around the location of the relevant dental office. If employment of a dentist is terminated during the initial five-year term without the consent of Pentegra for any reason other than the dentist's death or disability or the occurrence of certain events outside the dentist's control, an event of default will occur under the related service agreement. In certain jurisdictions a covenant not to compete may not be enforceable under certain circumstances.

Competition

    Pentegra anticipates facing substantial competition from other companies to establish affiliations with additional dental practices. Pentegra is aware of several publicly traded dental practice management companies that have operations in jurisdictions where one or more Affiliated Practices conduct business and several companies pursuing similar strategies in other segments of the health care industry. Certain of these competitors have greater financial and other resources than Pentegra and have operations in areas where Pentegra may seek to expand in the future. Additional companies with similar objectives are expected to enter Pentegra's markets and compete with Pentegra. In addition, the business of providing dental services is highly competitive in each market in which Pentegra operates. Each of the Affiliated Practices faces local competition from other dentists, some of whom have more established practices. There can be no assurance that Pentegra or the Affiliated Practices will be able to compete effectively with their respective competitors, that additional competitors will not enter their markets or that additional competition will not have a material adverse effect on Pentegra or the Affiliated Practices.

Employees

    As of March 31, 1999, Pentegra employed 34 persons at its corporate office and 602 persons at the offices of its Affiliated Practices. None of Pentegra's employees is represented by collective bargaining agreements.
Pentegra considers its employee relations to be good.

Litigation and Insurance

    The Affiliated Practices provide dental services to the public and are exposed to the risk of professional liability and other claims. In recent years, dentists have become subject to an increasing number of lawsuits alleging malpractice and related legal theories. Some of these lawsuits involve large claims and significant defense costs. Any suits or claims involving Pentegra or dentists at the Affiliated Practices, if successful, could result in substantial damage awards to the claimants that may exceed the limits of any applicable insurance coverage. Although Pentegra does not control the practice of dentistry by the Affiliated Practices, it could be asserted that Pentegra should be held liable for malpractice of a dentist employed by an Affiliated Practice. Each Affiliated Practice has undertaken to comply with all applicable regulations and legal requirements, and Pentegra maintains liability insurance for itself. There can be no assurance, however, that a future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs.

    Pentegra is currently not a party to any claims, suits or complaints. Pentegra may become subject to certain pending claims (each of which is an ordinary routine proceeding incidental to the business of the applicable Affiliated Practice) as the result of successor liability in connection with the transactions in which Pentegra acquires assets from an Affiliated Practice; however, it is management's opinion that the ultimate resolution of those claims will not have a material adverse effect on the financial position, operating results or cash flows of Pentegra.

    The Affiliated Practices have maintained professional liability insurance coverage, generally on a claims-made basis. Such insurance provides coverage for claims asserted when the policy is in effect regardless of when the events that caused the claim occurred. Pentegra has acquired similar coverage in the event Pentegra succeeds to the liabilities of the Affiliated Practices.

Government Regulation

    The dental services industry is regulated extensively at both the state and federal levels. Regulatory oversight includes, but is not limited to, considerations of fee-splitting, corporate practice of dentistry, prohibitions on fraud and abuse, restrictions on referrals and self-referrals, advertising restrictions, restrictions on delegation and state insurance regulation.

Corporate Practice of Dentistry and Fee-splitting Restrictions

    The laws of many states permit a dentist to conduct a dental practice only as an individual, a member of a partnership or an employee of a professional corporation, professional association, limited liability company or limited liability partnership. These laws prohibit business corporations such as Pentegra from engaging in the practice of dentistry or employing dentists to practice dentistry. The specific restrictions against the corporate practice of dentistry, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. The restrictions are generally designed to prohibit a non-dental entity (such as Pentegra) from controlling the professional assets of a dental practice (such as patient records and payor contracts), employing dentists to practice dentistry (or, in certain states, employing dental hygienists or dental assistants) or controlling the content of a dentist's advertising or professional practice. The laws of many states also prohibit dentists from sharing professional fees with non-dental entities. State dental boards do not generally interpret these prohibitions as preventing a non-dental entity from owning non-professional assets used by a dentist in a dental practice or providing management services to a dentist for a fee, provided certain conditions are met. Pentegra believes that its operations will not contravene any restriction on the corporate practice of dentistry. There can be no assurance, however, that a review of Pentegra's business relationships by courts or regulatory authorities will not result in determinations that could prohibit or otherwise adversely affect the operations of Pentegra or that the regulatory environment will not change, requiring Pentegra to reorganize or restrict its existing or future operations. The laws regarding fee-splitting and the corporate practice of dentistry and their interpretation are enforced by regulatory authorities with broad discretion. There can be no assurance that the legality of Pentegra's business or its relationship with the Affiliated Practices will not be successfully challenged or that the enforceability of the provisions of any Service agreement will not be limited.

    In many states in which the Affiliated Practices are located, there is no case law or other authority interpreting the foregoing provisions. There are, however, interpretations in some states of analogous medical provisions. One recent example is in the State of Florida, where the Florida Board of Medicine recently considered the issue of whether a physician practice is permitted to enter into a management agreement pursuant to which the managing entity earns a management fee which includes a percentage of the practice's net income as consideration for providing certain management and operational services. The Florida Board of Medicine issued an opinion indicating that such a management agreement is prohibited by applicable fee-splitting statutes. However, that order has been stayed pending its appeal to the Florida courts. Although the Florida Board of Medicine's decision did not apply to dental practices, the court considering the appeal of the Board of Medicine's order could reach conclusions or make statements that affect the application of fee-splitting provisions applicable to dental management agreements. Pursuant to the terms of the Service agreements, in the event such a Service agreement were determined to be in violation of applicable law, the agreement would have to be amended in a manner that complies with applicable law and preserves, to the greatest extent possible, the economic interests of the parties thereto.

Fraud and Abuse Laws and Restrictions on Referrals and Self-Referrals

    Many states in which the Affiliated Practices are located have fraud and abuse laws that, in many cases, apply to referrals for items or services reimbursable by any insurer, not just by Medicare and Medicaid. A number of states, including many of the states in which the Affiliated Practices are located, also impose significant penalties for submitting false claims for dental services. In addition, most states in which the Affiliated Practices are located have laws prohibiting paying or receiving any remuneration, direct or indirect, that is intended to induce referrals for health care items or services, including dental items and services. Many states in which the Affiliated Practices are located either prohibit or require disclosure of self-referral arrangements and impose penalties for the violation of these laws. Many states limit the ability of a person other than a licensed dentist to own or control equipment or offices used in a dental practice. Some of these states allow leasing of equipment and office space to a dental practice under a bona fide lease, if the equipment and office remain under the control of the dentist. The service agreements that will be entered into by Pentegra with respect to Affiliated Practices in these states will provide that equipment and offices owned or leased by Pentegra and used at an Affiliated Practice will remain under the exclusive control of the dentists employed by that Affiliated Practice.

    Federal laws regulating the provision of dental care apply only to dental services which are reimbursed under certain federally funded programs. Because none of the Affiliated Practices receive any revenue under these programs, the impact of these laws on Pentegra is anticipated to be negligible.

    There can be no assurance, however, that Affiliated Practices will not have patients in the future covered by these laws, or that the scope of these laws will not be expanded in the future, and if expanded, such laws or interpretations thereunder could have a material adverse effect on Pentegra.

    The federal fraud and abuse statute prohibits, subject to certain safe harbors, the payment, offer, solicitation or receipt of any form of remuneration in return for, or in order to induce: (i) the referral of a person for service,
(ii) the furnishing or arranging to furnish items or services or (iii) the purchase, lease or order or the arrangement or recommendation of a purchase, lease or order of any item or service which is, in each case, reimbursable under Medicare or Medicaid. The statute reflects the federal government's policy of increased scrutiny of joint ventures and other transactions among healthcare providers in an effort to reduce potential fraud and abuse related to Medicare and Medicaid costs. Because dental services are covered under various government programs, including Medicare and Medicaid, this federal law applies to dentists and the provision of dental services under those programs.

    Significant prohibitions against dentist self-referrals for services covered by Medicare and Medicaid programs were enacted, subject to certain exceptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as Stark II, amended prior physician and dentist self-referral legislation known as Stark I (which applied only to clinical laboratory referrals) by dramatically enlarging the list of services and investment interests to which the self-referral prohibitions apply. Stark II prohibits a physician or dentist, or a member of his or her immediate family, from making referrals for certain "designated health services" to entities in which the physician or dentist has an ownership or investment interest, or with which the physician or dentist has a compensation arrangement. "Designated health services" include, among other things, clinical laboratory services, radiology and other diagnostic services, radiation therapy services, durable medical equipment, prosthetics, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. Stark II prohibitions include referrals within the physician's or dentist's own group practice (unless such practice satisfies the "group practice" exception) and referrals in connection with the physician's or dentist's employment arrangements with the practice (unless the arrangement satisfies the employment exception). Stark II also prohibits billing the Medicare or Medicaid programs for services rendered following prohibited referrals. Noncompliance with, or violation of, Stark II can result in exclusion from the Medicare and Medicaid programs and civil and criminal penalties. Pentegra believes that its operations as presently conducted do not pose a material risk under Stark II, primarily because Pentegra does not provide "designated health services." Nevertheless, there can be no assurance that Stark II will not be interpreted or hereafter amended in a manner that has a material adverse effect on Pentegra's operations.

Other Federal Regulations

    Federal regulations also allow state licensing boards to revoke or restrict a dentist's license in the event such dentist defaults in the payment of a government-guaranteed student loan, and further allow the Medicare program to offset such overdue loan payments against Medicare income due to the defaulting dentist's employer. Pentegra cannot assure compliance by dentists with the payment terms of their student loans, if any.

    The operations of the Affiliated Practices are also subject to compliance with regulations promulgated by the Occupational Safety and Health Administration ("OSHA"), relating to such matters as heat sterilization of dental instruments and the use of barrier techniques such as masks, goggles and gloves.

Licensure, Advertising Restrictions and Limitations on Delegation

    The dentists associated with the Affiliated Practices must possess a license from the applicable state Board of Dental Examiners and a permit from the U.S. Drug Enforcement Agency. Additionally, to the extent required by applicable state laws, dentists associated with the Affiliated Practices must also possess a state controlled substance permit or certificate from their respective states.

    Some states prohibit the advertising of dental services under a trade or corporate name. Some states require all advertisements to be in the name of the dentist. A number of states also regulate the content of advertisements of dental services and the use of promotional gift items. In addition, many states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion.

Insurance Regulation

    There are certain state insurance regulatory risks associated with Pentegra's anticipated role in negotiating and administering managed care contracts on behalf of the Affiliated Practices. The application of state insurance laws to third-party payor arrangements, other than fee-for-service arrangements, is an unsettled area of law with little guidance available. State insurance laws are subject to broad interpretation by regulators and, in some states, state insurance regulators may determine that Pentegra or the Affiliated Practices are engaged in the business of insurance because of the capitation features (or similar features under which an Affiliated Practice assumes financial risk) that may be contained in managed care contracts. In the event that Pentegra or an Affiliated Practice is determined to be engaged in the business of insurance, Pentegra or the Affiliated Practice could be required to either seek licensure as an insurance company or change the form of its relationships with the third-party payors. There can be no assurance that Pentegra's operations would not be adversely affected if Pentegra or any of the Affiliated Practices were to become subject to state insurance regulations.

Health Care Reform

    The United States Congress has considered various types of health care reform, including comprehensive revisions to the current health care system. It is uncertain what legislative proposals, if any, will be adopted in the future or what actions federal or state legislatures or third-party payors may take in anticipation of or in response to any health care reform proposals or legislation. There can be no assurance that applicable federal or state laws and regulations will not change or be interpreted in the future either to restrict or adversely affect Pentegra's relationships with dentists or the operation of Affiliated Practices.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is subject to litigation incidental to its business. The Company is not presently a party to any material litigation. Such claims, if successful, could result in damage awards exceeding, perhaps substantially, applicable insurance coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 1999.

Item S-K 401(b).  Executive Officers of the Registrant

     Pursuant to Instruction 3 to Item 401(6) of Regulation S-K and General Instruction G(3) to Form 10K, the following information is included in Part I of this Form 10K. The following table sets forth certain information concerning the executive officers of Pentegra (ages are as of March 31, 1999):


                NAME                                       AGE            POSITION

       James M. Powers, Jr., D.D.S ..............          43        Chairman, President and
                                                                     Chief Executive Officer
       Omer K. Reed, D.D.S.......................          67        Clinical Officer and
                                                                     Director
       Sam H. Carr...............................          42        Senior Vice President,
                                                                     Chief Financial Officer,
                                                                     Secretary and Director
       James L. Dunn, Jr.........................          37        Senior Vice President and
                                                                     Chief Development Officer
       John G. Thayer............................          46        Senior Vice President and
                                                                     Chief Operating Officer


    JAMES M. POWERS, JR., D.D.S. has served as Pentegra's Chairman of the Board and Chief Executive Officer since November 1998. Dr. Powers served as Chairman of the Board and President of Liberty Dental Alliance, Inc. from September 1997, until November 1998, when Pentegra agreed to acquire Liberty Dental Alliance, Inc. Liberty Dental Alliance, Inc. was a Nashville, Tennessee based dental practice management company in its formative stages which had letters of intent to purchase the assets of 75 independent dental practices. Dr. Powers also has served as the Chairman of the Board of Directors of Clearridge, Inc., a Nashville based bottled water company since May 1993. He served as President of Clearridge, Inc., from May 1993 to January 1997. Dr. Powers was a co-founder and member of the Board of Directors of Barnhill's Country Buffet, Inc., a Memphis, Tennessee based 23 unit restaurant chain. Since his graduation from the University of Tennessee College of Dentistry in 1979 until November 1998, Dr. Powers practiced dentistry in a private practice in Waverly, Tennessee. He also received a MBA from Vanderbilt University.

    OMER K. REED, D.D.S. has served as Clinical Officer since May 1997 and served as Pentegra's Chairman of the Board from May 1997 to November 1998. He founded Pentegra, Ltd. in 1988 and Napili International in 1963, and is a practicing dentist with one of the Pentegra's affiliated practices. Since inception, Pentegra, Ltd. and Napili have provided comprehensive management and consulting services to dental practices around the nation. In 1965, Dr. Reed founded the CeramDent Laboratory and he has maintained a private dental practice in Phoenix since 1959. He has held associate professorships in the Departments of Ecological Dentistry at the University of North Carolina, Chapel Hill (1978-1988) and the University of Minnesota (1982-1991), and has lectured extensively around the world on various subjects related to the practice of dentistry. Dr. Reed also serves on the Board of Directors of Century Companies of America, CUNA Mutual Insurance Group and the American Volunteer Medical Team.

    SAM H. CARR has served as Pentegra's Senior Vice President and Chief Financial Officer since September 1997. From September 1996 until August of 1997, Mr. Carr served as Vice President -- Finance and Corporate Development of Ankle & Foot Centers of America, LLP, a podiatry practice management company. From February 1995 until July 1996, Mr. Carr was a Senior Manager with Arthur Andersen LLP. Prior thereto, Mr. Carr was Chief Financial Officer of Columbia/HCA's Bellaire Hospital in Houston, Texas from January 1994 until January 1995, and Vice President of Finance of St. Vincent Hospital in Santa Fe, New Mexico from 1990 until 1994. From 1978 to 1990, Mr. Carr was an accountant with Arthur Andersen L.L.P. Mr. Carr is a certified public accountant. Mr. Carr received his BBA in accounting from the University of Texas in 1977 and received an Executive MBA from the University of New Mexico in 1994.

    JAMES L. DUNN, JR. has served as Pentegra's Senior Vice President and Chief Development Officer since July 1997 and served as a Director from March 1997 to March 1998. From 1987 through March 1998, Mr. Dunn was an attorney practicing as a sole practitioner in Houston, Texas. His legal practice focused on providing services to members of the dental community. He has been actively involved in the valuation and sale of dental practices over the past five years. In 1995, Mr. Dunn was appointed to the Texas Medical Disclosure Panel, the body that determines which dental procedures require informed consent. Mr. Dunn is a member of the American Society of Pension Actuaries and is a certified public accountant.

    JOHN G. THAYER has served as Pentegra's Senior Vice President and Chief Operating Officer since March 1997. Prior thereto, Mr. Thayer was Managing General Partner of England and Company, a public accounting firm he co-founded in 1983, which provides accounting and practice management counseling to health care professionals in the Texas Gulf Coast area. In 1994, he co-founded Medtek Management, Inc., a privately held management information company specializing in the data processing needs of health care professionals.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDEND

     The Company's Common Stock has been traded on the American Stock Exchange system under the symbol "PEN" since March 30, 1998. The following table sets forth the range of the reported high and low sales prices of the Company's Common Stock for the year ended March 31, 1999:

1999                                          High        Low
1st Quarter (beginning April 1, 1998)        $9.00       $6.25
2nd Quarter .........................        $8.69       $3.87
3rd Quarter .........................        $3.81       $1.75
4th Quarter .........................        $2.81       $1.38

     As of June 15, 1999, there were approximately 163 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock. The last reported sale price of the Common Stock on the American Stock Exchange as of June 15, 1999 was $2.0625 per share.

     The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividend on its Common Stock in the foreseeable future. In addition, the terms of the Company's revolving credit facility prohibit it from paying dividends or making other payments with respect to its Common Stock without the lenders' consent. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

ITEM 6.           SELECTED FINANCIAL DATA

     The following table sets forth-selected financial data of the Company. The selected financial data in the table are derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

STATEMENT OF OPERATIONS DATA

                                                                                           For the period
                                                                                           from inception,
                                                                                          February 21, 1997
                                                Year ended       Three months ended            through
                                                 March 31,           March 31,                December 31,
                                                   1999                1998                     1997
                                                ----------       ------------------       -----------------

Net Revenue                                      $ 38,824            $     --                  $    --
Operating Expenses                                 36,940               1,800                    1,354
                                                 --------            --------                  -------
Earnings from operations                            1,884              (1,800)                  (1,354)
                                                 --------            --------                  -------
Income (loss) before income taxes                   1,717              (1,960)                  (1,354)
Income tax benefit                                   (525)                 --                       --
                                                 --------            --------                  -------

Net income (loss)                                   2,242              (1,960)                  (1,354)

Preferred stock dividend                               --              (1,070)                      --
                                                 ========            ========                  =======
Income (loss) attributable to common stock          2,242              (3,030)                  (1,354)
                                                 ========            ========                  =======

Basic and diluted earnings per share:             $  0.29
                                                  =======


BALANCE SHEET DATA

Cash and cash equivalents                        $  1,047            $  6,708                       --
Working capital                                     4,224               3,640                       --
Total assets                                       37,127              10,633                       --
Long-term debt, less current maturities            13,134                 368                       --
Total shareholders' equity                         20,760               6,996                       --

OPERATING DATA

Number of dental practices                             85                  51                       --
Number of dentists                                    120                  77                       --
Total net revenue per dental office              $    457            $     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE BASED ON CURRENT PLANS AND EXPECTATIONS OF PENTEGRA AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE ACTIVITIES AND RESULTS OF OPERATIONS TO BE MATERIALLY DIFFERENT FROM THAT SET FORTH IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, AMONG OTHERS, RISKS ASSOCIATED WITH AFFILIATIONS, FLUCTUATIONS IN OPERATING RESULTS BECAUSE OF AFFILIATIONS AND VARIATIONS IN STOCK PRICE, CHANGES IN GOVERNMENT REGULATIONS, COMPETITION, RISKS OF OPERATIONS AND GROWTH OF EXISTING AND NEW AFFILIATED DENTAL PRACTICES, AND RISKS DETAILED IN PENTEGRA'S SEC FILINGS.

Overview

    Pentegra provides practice management services to fee-for-service dental practices in the United States. On March 30, 1998, Pentegra acquired simultaneously with the closing of its initial public offering ("IPO"), substantially all of the tangible and intangible assets, and assumed the liabilities, of 50 Affiliated Practices. Pentegra also began to provide practice management services to professional corporations or associations owned by the dentist-owners of those Affiliated Practices (one of which split into two separate dental practices immediately after the IPO) pursuant to long-term management service agreements entered into at the time of the IPO. Throughout fiscal 1999, Pentegra added 34 Affiliate Practices.

    The expenses incurred by Pentegra in fulfilling its obligations under the management service agreements are generally of the same nature as the operating costs and expenses that are otherwise incurred by the affiliated practices, including salaries, wages and benefits of practice personnel (excluding dentists and certain other licensed dental care professionals), dental supplies and office supplies used in administering their practices and the office (general and administrative) expenses of their practices. In addition to the operating costs and expenses discussed above, Pentegra incurs personnel and administrative expenses in connection with maintaining a corporate office, which provides management, practice enhancements, administrative and business development services.

Results of Operations

    Following completion of the IPO, Pentegra began operations effective April 1, 1998. In May 1998, Pentegra changed its fiscal year end from December 31 to March 31, effective for the year beginning April 1, 1998. Management service fee recognition and related expenses began April 1, 1998, and Pentegra began managing 50 dental practices in 18 states. At March 31, 1999, Pentegra managed 85 practices in 99 offices in 27 states.

Components of Revenues and Expenses

    Under the terms of the typical management services agreement with an Affiliated Practice, Pentegra serves as the exclusive manager and administrator of all non-dental services relating to the operation of an Affiliated Practice. The obligations of Pentegra include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the Affiliated Practices. In addition, Pentegra incurs general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the typical services agreement and subject to applicable law, Pentegra is paid a management fee comprised of two components: (1) a management fee that is fixed in amount, an amount usually approximating 35% of the Affiliated Practice's operating profit, before dentist compensation, or 15% of the Affiliated Practice's collected gross revenue ("Service Fee") and, (2) the costs incurred by Pentegra on behalf of the Affiliated Practice. Therefore, net revenues represent amounts earned by Pentegra under the terms of its management services agreements with the Affiliated

Practices, which generally equate to the sum of the Service Fees and the operating expenses that the affiliated practices paid to Pentegra under the service agreements.

Net Revenue

    For the year ended March 31, 1999, net revenue generated was $38.8 million and dental center patient revenues aggregated to approximately $51.6 million. During this period, Pentegra affiliated with 34 additional dental practices.

Operating Expenses

    Pentegra incurred operating expenses of approximately $36.9 million for the year ended March 31, 1999. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, and general and administrative expenses.

    General and administrative represent the corporate expenses of Pentegra. These corporate expenses include salaries, wages and benefits, rent, consulting fees, travel (primarily related to practice development and practice enhancement), office costs and other general corporate expenses. For the year ended March 31, 1999, general and administrative expenses were approximately $4.5 million, which represented 11.6% of net revenue. Included in general and administrative expenses for that year is a one time severance payment of $350,000 to the former Chief Executive Officer of Pentegra.

Income Tax Expense

    Pentegra recognized a tax benefit of $525,000 during the year ended March 31, 1999. The benefit was recognized because management concluded it was more likely than not it would realize certain tax assets in future years.

Liquidity and Capital Resources

    At March 31, 1999, Pentegra had a working capital balance of approximately $4.2 million. Current assets included approximately $1.0 million in cash and $5.7 million in accounts receivable, due entirely from Affiliated Practices. Current liabilities consisted of approximately $1.8 million in accounts payable and accrued liabilities, mostly related to expenses of the Affiliated Practices and $537,000 million in short term notes payable used in the acquisition of certain Affiliated Practices. Pentegra believes that cash on hand, together with the availability under the revolving line of credit will be sufficient to continue execution of its affiliation strategy through 2000.

    On June 1, 1998, Pentegra closed a revolving bank credit facility with Bank One, Texas, N.A., which provides Pentegra with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of Pentegra's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on Pentegra's common stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect with acquisitions exceeding certain limits. At March 31, 1999, $8.0 million was outstanding under the revolving line of credit.

    Cash used in investing activities for the year ended March 31, 1999 included $1.4 million for purchases of capital equipment, mostly for assets acquired in new practice affiliations, and $10.3 million for the purchase of intangibles associated with those new practice affiliations.

    Cash generated from financing activities for the year ended March 31, 1999, included draws on the revolving line of credit of approximately $8.0 million and the issuance of 375,000 shares of stock in connection with the exercise of the underwriters' over-allotment option after the IPO, which provided net proceeds to Pentegra of approximately $2.9 million. Uses of cash include the issuance of notes receivable to Affiliated Practices at $1.3 million.

    On April 17, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. On September 29, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, and $50,000,000 in Convertible Subordinated Debt Securities, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. The terms upon which it issues the shares and convertible subordinated debt securities are determined through negotiations of the businesses whose securities or assets are to be acquired. The shares of Common Stock that are issued are valued at market prices. Persons receiving Common Stock in connection with such acquisitions may be contractually required to hold all or some portion of the Common Stock for varying periods of time. The convertible subordinated debt securities will be convertible in whole or in part into shares of Common Stock, at any time on or after their convertibility commencement date, and at or before maturity, unless previously redeemed at their conversion price. The convertible subordinated debt securities will be (i) unsecured and (ii) subordinate to all present and future senior indebtedness of Pentegra and (iii) effectively subordinated to all indebtedness and other liabilities of subsidiaries of Pentegra. The convertible subordinated debt securities issued will be valued at prices reasonably related to their principal amount.

    As of March 31, 1999, 2,286,000 shares and $4,566,000 aggregate principal amount or convertible subordinated notes registered under these filings had been issued.

Year 2000 Issue

    A number of computer programs and other equipment with embedded chips or processors ("Systems") use two digits rather than four digits to define the applicable year. Any Systems that are date sensitive may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in miscalculations or System failures causing disruptions of operations, as well as potentially exposing Pentegra to third party liability. This issue is commonly referred to as the year 2000 problem ("Y2K").

    Pentegra has initiated a Y2K compliance program to ensure that all of the critical Systems and processes that are under its direct control remain functional. Pentegra completed the installation of year 2000 compliant software for its operations prior to the IPO. Accordingly Pentegra does not expect the year 2000 issue to have a material adverse effect on its financial position, results of operations or cash flows.

    Although Pentegra's Y2K compliance program will attempt to determine the Y2K readiness of key third parties, there may be certain Systems or processes relied on by Pentegra that are outside of its control, and there can be no assurance that these Systems or processes will remain functional. Non-compliance by key third parties could have a material adverse effect on the operations of Pentegra. To date, the costs incurred by Pentegra that relate solely to the Y2K compliance program have been minimal. In the opinion of management, the costs to complete Pentegra's Y2K compliance program will not have a material adverse effect on Pentegra's consolidated financial position, results of operations or cash flows.

    Pentegra has received assurance that the systems implemented prior to the IPO are Y2K compliant. In addition, Pentegra has inventoried all hardware and software at the Affiliated Practices that process information related to practice management. Pentegra has estimated it will incur approximately $250,000 in computer upgrades for Y2K compliance. These upgrades are estimated to be completed by September 1999.

    The failure to correct a material year 2000 problem could possibly result in an interruption in or failure of, certain normal business activities operations. Such failure would materially and adversely affect Pentegra's financial position, results of operations and cash flows. Due to the general uncertainty inherent in the year 2000 problem, including uncertainty regarding the year 2000 readiness of third party suppliers and potential future acquisitions, Pentegra is unable to determine at this time whether the consequences of any possible year 2000 failures will have a material adverse impact on Pentegra's financial position, results or operations and cash flows. Pentegra believes that, with the scheduled completion of its computer system upgrades, the possibility of any material interruption to normal operations should be significantly reduced.

     Pentegra's plans to comply with year 2000 requirements and completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. There can be no assurances, however, that the estimates will be achieved and actual results could differ from those estimates. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and correct potential problems and similar uncertainties.

Contingency Plans

     If during the course of the Company's assessments of its critical Systems if it is determined that the risk of Y2K disruptions is significant, contingency plans will be developed as appropriate. Such plans might include the use of alternative service providers or product suppliers should they incur significant Y2K issues. Currently, the Company does not have any contingency plans in place based on current Y2K readiness assessments.

Acquisition of Liberty Dental Alliance

     On November 13, 1998 Pentegra and Liberty Dental Alliance, Inc. ("Liberty") entered into an Agreement and Plan of Merger (the "Liberty Merger Agreement"), pursuant to which Liberty will become a wholly owned subsidiary of Pentegra, and James M. Powers, Jr., D.D.S. was named President of Pentegra, replacing Gary S. Glatter. The Liberty Merger Agreement provides Pentegra will pay (a) $0.01 per share for each outstanding share of Liberty common stock, par value $0.01 per share at closing and (b) up to $3.99 per share and options to purchase up to
0.25 shares of common stock of Pentegra with an exercise price of $6.125 per share for each share of Liberty common stock (collectively, the "Additional Common Merger Consideration") in accordance with the following:

    (i) One-third of the Additional Common Merger Consideration is payable upon completion of affiliations with dental practices under a letter of intent with Liberty ("Liberty Affiliations") that had collected revenues for the year ended December 31, 1997 ("1997 Practice Revenues") aggregating to at least $10,000,000;

    (ii) One-third of the Additional Common Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000; and

    (iii)One-third of the Additional Common Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000.

The holders of shares of Liberty common stock will forfeit any right to receive Additional Common Merger Consideration related to Liberty Affiliations not consummated by July 31, 1999. As of March 31, 1999, there were 315,750 shares of Liberty common stock outstanding, which would result in Pentegra paying an aggregate of up to $1,263,000 cash and issuing options to acquire up to 78,938 shares of Pentegra common stock.

     The Liberty Merger Agreement also provides that Pentegra pay (a) $0.01 per share for each outstanding share of Liberty Class B common stock, par value $0.01 per share at closing and (b) up to one share of common stock for each outstanding share of Liberty class B common stock (the "Additional Class B Merger Consideration") in accordance with the following:

    (i) One-fifth of the Additional Class B Merger Consideration is payable upon completion of Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000;

    (ii) Three-tenths of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000;

    (iii)Two-fifths of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $20,000,000; and

    (iv) One-tenth of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000.

     The holders of shares of Liberty class B common stock will forfeit any right to receive Additional Class B Merger Consideration related to Liberty Affiliations not consummated by July 31, 1999. As of March 31, 1999, there were 545,000 shares of Liberty class B common stock outstanding, which would result in Pentegra paying an aggregate of up to $5,450 cash and up to 545,000 shares of Pentegra common stock. Consummation of the Liberty Merger Agreement, which is anticipated to occur prior to July 31, 1999, is subject to, among other things, Pentegra obtaining the consent of its lenders.

    In connection with the Liberty Merger Agreement, Pentegra has agreed to pay investment banking fees of up to $600,000 to SunTrust Equitable Securities Corporation, $166,667 of which is payable upon completion of Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000, $166,667 of which is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000 and $266,666 of which is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000. Pentegra also agreed to issue an aggregate of 145,000 options to acquire Pentegra common stock to certain consultants of Pentegra with an exercise price of $6.125 per share, in the same proportions and upon completion of Liberty Affiliations as the Additional Common Merger Consideration is payable.

    As of March 31, 1999, Pentegra had completed Liberty Affiliations with 17 dental practices. These dental practices generated aggregate annual patient revenue of approximately $13 million during their most recently completed fiscal year, and include dentists treating patients in 17 dental offices. The aggregate consideration paid by Pentegra for these practices consisted of approximately $5.6 million in cash, 1,295,268 shares of Pentegra common stock and approximately $3.6 million aggregate principal amount of 6% Series A convertible subordinated notes, one-half payable November 2002 and one-half payable November 2003, and $160,000 aggregate principal amount of 6% of Series B convertible subordinated notes one-half payable April 2003 and one-half payable April 2004. The consideration to be paid based on the Liberty affiliations as of March 31, 1999 consisted of approximately $585,000 in cash, 109,000 shares of Pentegra common stock, and 74,000 options to purchase Pentegra common stock.

    Dr. Powers entered into an employment agreement with Pentegra, effective November 13, 1998, pursuant to which he became Pentegra's Chairman, President and Chief Executive Officer. Dr. Powers's two year employment agreement also provides for a base annual salary of $200,000, bonus payments of up to 25% of the base salary upon achievement of certain earnings per share targets and the issuance of options to acquire 150,000 shares of Pentegra common stock with an exercise price of $6.125 per share and an additional 150,000 shares with an exercise price of $2.625 per share (the closing sale price on November 13, 1998).

Acquisition of Omega Orthodontics

     During March 1999, the Company executed a definitive merger agreement with Omega Orthodontics, Inc. ("Omega"). Pursuant to the merger agreement, each of the approximately 5.1 million shares of Omega will be exchanged for 0.356 shares of the Company (approximately 1.8 million shares). Approximately $1.4 million of Omega debt will be assumed by Pentegra. The merger is subject to the satisfaction of several closing conditions, and is expected to close by August 1999. The merger will be accounted for under the purchase method of accounting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At March 31, 1999, the Company has $8.0 million in variable rate debt outstanding and, as such, the risk is immaterial based upon a 10% increase or decrease in interest rates from their March 31, 1999 levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of
Pentegra Dental Group, Inc. and Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Pentegra Dental Group, Inc. and Subsidiary at March 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended March 31, 1999, the three months ended March 31, 1998, and the period from inception, February 21, 1997 through December 31, 1997, in conformity with generally accepted accounting principles. These financials statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP



Phoenix, Arizona
May 20, 1999

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                  March 31,       March 31,
                                                                                    1999            1998
                                                                                  --------        --------
                    Assets

Current assets:
  Cash and cash equivalents                                                       $  1,047        $  6,708
  Receivables from affiliated practices, net of
    allowance for doubtful accounts of $125 for 1999                                 5,659              --
  Prepaid and other current assets                                                     465             101
  Notes receivable from affiliated practices - current                                 286              --
                                                                                  --------        --------
     Total current assets                                                            7,457           6,809

Property and equipment, net                                                          6,171           3,577
Intangible assets, net                                                              21,848             247
Notes receivable from affiliated practices                                             971              --
Deferred tax asset                                                                     680              --
                                                                                  --------        --------

     Total assets                                                                 $ 37,127        $ 10,633
                                                                                  ========        ========


         Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                                        $  1,756        $  1,819
  Accrued employment agreement                                                         940           1,250
  Current portion of long term debt                                                    537             100
                                                                                  --------        --------
    Total current liabilities                                                        3,233           3,169

Line of credit                                                                       8,000
Convertible subordinated notes                                                       4,566
Shareholders' notes                                                                    568             468

Commitments and contingencies

Shareholders' equity
  Common stock, $.001 par value 40,000,000 shares authorized, 9,102,503 and
  6,441,898 issued and outstanding in 1999 and 1998, respectively                        9               6
  Additional paid-in capital                                                        21,823          10,304
  Accumulated deficit                                                               (1,072)         (3,314)
                                                                                  --------        --------

     Total shareholders' equity                                                     20,760           6,996
                                                                                  --------        --------

     Total liabilities and shareholders' equity                                   $ 37,127        $ 10,633
                                                                                  ========        ========

     The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                                                    FOR THE PERIOD
                                                                                                    FROM INCEPTION,
                                                                                                   FEBRUARY 21, 1997
                                                        YEAR ENDED            THREE MONTHS         THROUGH DECEMBER
                                                         MARCH 31,           ENDED MARCH 31,               31,
                                                           1999                   1998                   1997
                                                        ----------           ---------------       -----------------

Net revenue                                              $ 38,824                $    --                $    --
Operating expenses:
   Clinical salaries, wages and benefits                   14,735                     --                     --
   Dental supplies and lab fees                             7,133                     --                     --
   Rent                                                     2,963                     --                     --
   Advertising and marketing                                  785                     --                     --
   General and administrative                               4,497                    550                    709
   Other operating expenses                                 5,627                     --                     --
   Depreciation and amortization                            1,200                     --                     --
   Employment agreement                                                            1,250                     --
   Compensation expense in connection
        with issuance of stock                                 --                     --                    645
                                                         --------                -------                -------
   Total operating expenses                                36,940                  1,800                  1,354
                                                         --------                -------                -------

   Earnings from operations                                 1,884                 (1,800)                (1,354)

Interest expense                                              399                     --                     --
Interest income                                              (188)                  (160)                    --
Other income                                                  (44)                    --                     --
                                                         --------                -------                -------


Income (loss) before income taxes                           1,717                 (1,960)                (1,354)
   Income tax benefit                                        (525)                    --                     --
                                                         --------                -------                -------

Net income (loss)                                           2,242                 (1,960)                (1,354)
Preferred stock dividend                                       --                 (1,070)
                                                         --------                -------                -------
Income (loss) attributable to common stock               $  2,242                $(3,030)               $(1,354)
                                                         ========                =======                =======

Basic and diluted earnings per share                     $  0.29
                                                         =======

Weighted average number of shares
      outstanding - basic and diluted                      7,803
                                                         =======


     The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                      Additional                          Total
                                                                Common Stock            Paid In        Accumulated    Shareholders'
                                                            Shares         Amount      Capital           Deficit          Equity
                                                            -------------------       ----------       -----------    -------------
Balances at February 21, 1997
   Issuances of common stock                                1,844         $ 19         $  1,194               --         $  1,213
Purchases of common stock                                     (87)          (1)                                                (1)
Net loss from inception through December 31, 1997              --           --                            (1,354)          (1,354)

                                                           ------         ----         --------          -------         --------
Balances, December 31, 1997                                 1,757           18            1,194           (1,354)            (142)

Issuance of common stock                                    2,500            3           16,357               --           16,360
Transfers of certain assets
   and liabilities to founders                              3,094            3           (6,180)              --           (6,177)
Dividend to shareholders of founding
   affiliated practices                                        --           --           (1,070)              --           (1,070)
Repurchase of common stock
Share exchange                                               (909)         (18)               3               --              (15)
Net loss                                                       --           --                            (1,960)          (1,960)
                                                           ------         ----         --------          -------         --------
Balances, March 31, 1998                                    6,442            6           10,304           (3,314)           6,996

Issuance of common stock                                      375            1            2,870               --            2,871
Issuance of common stock to affiliated practices            2,286            2            8,494               --            8,496
Tax benefit related to assets acquired in affiliations         --           --              155               --              155
Net income                                                     --           --               --            2,242            2,242
                                                           ------         ----         --------          -------         --------
Balances, March 31, 1999                                    9,103         $  9         $ 21,823          $(1,072)        $ 20,760
                                                           ======         ====         ========          =======         ========


     The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                                    For the period
                                                                                                                         from
                                                                                                                      inception,
                                                                               For the year      Three months        February 21,
                                                                                   ended             ended           1997 through
                                                                              March 31, 1999    March 31, 1998     December 31, 1997
                                                                              ----------------  ----------------   -----------------
Cash flows from operating activities
Net income (loss)                                                              $  2,242            $ (1,960)            $(1,354)

     Adjustments to net income (loss)                                                --                  --                  --
       Provision for bad debts                                                      125                  --                  --
       Depreciation and amortization                                              1,200                  --                  --
        Amortization of loan discount                                                --                 135                  45
        Deferred income taxes (benefit)                                            (525)                 --                  --
        Compensation associated with issuance of common stock                        --                  --                 645
        Changes in operating assets and liabilities                                  --                  --                  --
            Receivables from affiliated practices                                (5,784)                 --                  --
            Prepaid expenses and other current assets                              (364)                (49)                 --
            Accounts payable and accrued liabilities                                (63)              1,476                  57
            Accrued employment agreement                                           (310)                 --                  --
                                                                               --------            --------             -------
              Net cash used in operating activities                              (3,479)               (398)               (607)
                                                                               --------            --------             -------

Cash flows from investing activities

     Capital expenditures                                                        (1,424)               (310)               (166)
     Acquisitions of affiliated dental practices net of cash acquired           (10,326)               (100)                 --
     Dividend to founding affiliated practices                                       --              (6,492)                 --
     Issuance of notes receivable                                                (1,257)                 --                  --
     Organizational costs                                                            --                 (59)                 (5)
                    Net cash used in investing activities                       (13,007)             (6,961)               (171)
                                                                                --------            --------             -------

Cash flows from financing activities

     Proceeds from issuance of common and redeemable preferred stock              2,930              19,762               1,476
     Proceeds from issuance of notes payable                                         --                 486                 350
     Proceeds from line of credit                                                 8,000                  --                  --
     Redemption of common stock                                                      --              (1,691)                 --
     Repurchase of common stock                                                      --                 (14)                 --
     Repayment of long-term debt                                                     --              (3,129)                 --
     Offering and financing costs                                                  (105)             (1,447)               (948)
                                                                               --------            --------             -------
              Net cash provided by financing activities                          10,825              13,967                 878
                                                                               --------            --------             -------

Net change in cash and cash equivalents                                          (5,661)              6,608                 100
Cash and cash equivalents, beginning of period                                    6,708                 100                  --
                                                                               --------            --------             -------

Cash and cash equivalents, end of period                                       $  1,047            $  6,708             $   100
                                                                               ========            ========             =======

     The accompanying notes are an integral part of the financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Basis of Presentation

    Pentegra Dental Group, Inc. (the "Company") together with its wholly owned subsidiary, Pentegra Investments, Inc. ("PII"), provides practice management services to dental practices throughout the United States. In July 1997, Pentegra Dental Group, Inc., changed its name to Pentegra Investments, Inc. and formed a new wholly owned subsidiary named Pentegra Dental Group, Inc. ("Pentegra Dental" or "the Company"). On March 30, 1998, simultaneously with the Company's initial public offering, PII repurchased (the "Share Repurchase") from the stockholders of PII, on a pro rata basis, at a purchase price of $0.015 per share, that number of shares as was necessary so that the aggregate number of shares of Pentegra Dental common stock, par value $.001 per share (the "Common Stock"), issued in connection with the Affiliations (as defined below) and the Share Exchange (as defined below) would not exceed 3,941,898 shares. Pursuant to that agreement, PII repurchased 909,237 shares for $14,000 and exchanged on a share-for-share basis, shares of PII common stock, par value $0.015 per share, for 1,756,667 shares of Common Stock (the "Share Exchange"). On March 30, 1998, Pentegra Dental acquired (the "Affiliations") simultaneously with the closing of its initial public offering (the "Offering" or "IPO"), substantially all of the tangible and intangible assets, and assumed the liabilities, of 50 dental practices (collectively, the "Founding Affiliated Practices") in exchange for
3.1 million shares of Common Stock, $6.5 million in cash and net assets assumed of approximately $300,000. The net proceeds of the 2.5 million shares of Common Stock issued in the IPO (after deducting the underwriting discounts and commissions) were $19.8 million. Total related offering costs were $3.4 million.

    The acquisitions of the Founding Affiliated Practices have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 48, "Transfers of Non-monetary Assets by Promoters or Shareholders". In accordance with SAB No. 48, the acquisition of the assets and assumption of certain liabilities for all of the Founding Affiliated Practices pursuant to the Affiliations has been accounted for by the Company at the transferors' historical cost basis, with the shares of Common Stock issued in those transactions being valued at the historical cost of the non-monetary assets acquired net of liabilities assumed. The cash consideration of approximately $6.5 million, paid at closing on March 30, 1998, less net assets acquired of approximately $300,000, is reflected as a dividend by the Company to the owners of the Founding Affiliated Practices in the quarter ended March 31, 1998. SAB No. 48 is not applicable to any acquisitions made by the Company subsequent to the IPO. Acquisitions of certain of the assets and liabilities of practices that affiliate with the Company after the IPO have been accounted for as purchases, and resulted in substantial annual non-cash amortization charges for intangible assets in the Company's statements of operations.

    In April 1998, the over allotment option to sell 375,000 shares of Common Stock was exercised at a price of $8.50 per share, yielding additional net proceeds to the Company of approximately $2.9 million.

    On April 17, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. On September 29, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, and $50,000,000 in Convertible Subordinated Debt Securities, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. The terms upon which it issues the shares and convertible subordinated debt securities are determined through negotiations with the businesses whose securities or assets are to be acquired. The shares of Common Stock that are issued are valued at market prices for the Common Stock. Persons receiving Common Stock in connection with such acquisitions may be contractually required to hold all or some portion of the Common Stock for varying periods of time. The convertible subordinated debt securities will be convertible in whole or in part into shares of Common Stock, at any time on or after their convertibility commencement date, and at or before maturity, unless previously redeemed at their conversion price. The convertible subordinated debt securities will be (i) unsecured and (ii) subordinate to all present and future senior indebtedness of Pentegra and (iii) effectively subordinated to all indebtedness and other liabilities of subsidiaries of Pentegra. The convertible subordinated debt securities issued are valued at prices reasonably related to their principal amount. As of March 31, 1999, 2,286,000 shares and $4,566,000 aggregate principal amount of Convertible Subordinated Notes registered under these filings had been issued.

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions are eliminated consolidation.

Fiscal Year Change

    In May 1998, the Company changed its fiscal year from December 31 to March 31, effective for the year beginning April 1, 1998. The three-month transition period from January 1, 1998 through March 31, 1998 (the "Transition Period") preceded the start of the new fiscal year. The period ended December 31, 1997 has not been recast to conform to the new fiscal year ended March 31, 1999.

2.       SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     The Company considers all highly liquid debt investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of depreciable assets, ranging from three to seven years. Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in operations.

Intangible Assets

    The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated by either party without cause. The cost of the management services agreement is amortized on a straight-line basis over its term, or such shorter period as may be indicated by the facts and circumstances, as described below. Amortization periods of the management services agreements acquired through March 31, 1999 are 25 years.

    In connection with the allocation of the purchase price to identifiable intangible assets, the Company analyzes the nature of the group with which a management services agreement is entered into, including the number of dentists in each group, number of dental centers and ability to recruit additional dentists, the affiliated dental practice's relative market position, the length of time each affiliated dental practice has been in existence, and the term and enforceability of the management services agreement. Because the Company does not practice dentistry, maintain patient relationships, hire dentists, enter into employment and non-compete agreements with the dentist, or directly contract with payors, the intangible asset created in the purchase allocation process is associated primarily with the management services agreement with the affiliated dental practice.

    The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, as determined based on the undiscounted cash flows of the related operations over the remaining amortization period, the carrying value of the asset is reduced to estimate fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each affiliated dental practice's relative market share and local market competitive environment, current period and forecasted operating results and cash flows of the affiliated dental practice and its impact on the management fee earned by the Company, and legal factors governing the practice of dentistry.

Notes Receivable from Affiliated Practices

Notes receivable consisted of the following as March 31, 1999 (in thousands):

Notes receivable                          $ 1,257
Amounts due within one year                  (286)
                                          -------
                                          $   971
                                          =======

     Notes receivables are with affiliated practices and are uncollateralized, ranging in length from one to fourteen years. The notes bear interest at March 31, 1999 at rates ranging from 0% to 9% with interest and principal payments due monthly.

Revenue Recognition

    Under the terms of the typical management services agreement with an Affiliated Practice, Pentegra serves as the exclusive manager and administrator of all non-dental services relating to the operation of an Affiliated Practice. The obligations of Pentegra include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the Affiliated Practices. In addition, Pentegra incurs general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the typical services agreement and subject to applicable law, Pentegra is paid a management fee comprised of two components: (1) a management fee that is fixed in amount, an amount usually approximating 35% of the Affiliated Practice's operating profit, before dentist compensation, or 15% of the Affiliated Practice's collected gross revenue ("Service Fee") and, (2) the costs incurred by Pentegra on behalf of the Affiliated Practice. Therefore, net revenues represent amounts earned by Pentegra under the terms of its management services agreements with the Affiliated Practices, which generally equate to the sum of the Service Fees and the operating expenses that the affiliated practices paid to Pentegra under the service agreements.

Income Taxes

    The Company utilizes the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

Earnings Per Share

    Basic earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Diluted earnings per share are not separately presented because such amounts would be the same as amounts computed for basic earnings per share.

    Outstanding options to purchase 596,666 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share because their effect would have been antidilutive. Earnings per share for the periods prior to the year ended March 31, 1999 are not reported because the Company had no significant operations.

Segment Reporting

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" that establishes standards for reporting information about operating segments in annual and interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company.

     The Company operates in one business segment, which is to manage dental practices. The Company currently manages offices across the United States. All aspects of the Company's business are structured on a practice-by-practice basis. Financial analysis and operational decisions are made at the office level. The Company does not evaluate performance criteria based upon geographic location, type of service offered or sources of revenue.

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

Reclassifications

     Certain reclassifications have been made in the 1998 consolidated balance sheet in order to be comparable with the 1999 presentation.

3.       PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                       March 31,
                                               ---------------------------
                                                1999                 1998
                                               ------               ------
                                                     (in thousands)

Furniture & Fixtures                           $2,959               $2,918
Equipment                                       2,381                    4
Computer Equipment                              1,330                  655
Leasehold Improvements                            287
                                               ------               ------
    Total property and equipment                6,957                3,577
Less: accumulated depreciation                    786
                                               ======               ======
    Property and equipment, net                $6,171               $3,577
                                               ======               ======

     Depreciation expense for the year ended March  31, 1999 was $786,000.

4.       INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                       March 31,
                                             ---------------------------
                                               1999                1998
                                             -------               -----
                                                    (in thousands)

Management service agreements                $21,970               $ --
Other                                            292                247
                                             -------               ----
                                              22,262                247
Less: accumulated amortization                   414
                                             -------               ----

Intangible assets, net                       $21,848               $247
                                             =======               ====


     Amortization expense for the year ended March 31, 1999 was $414,000.

5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following:


                                                          March 31,
                                                  ----------------------------
                                                   1999                 1998
                                                  ------               ------
                                                        (in thousands)

Accounts payable trade                            $1,066               $  895
Accrued interest                                     334                   --
Other                                                356                  924
                                                  ------               ------
    Total accounts payable and
    accrued liabilities                           $1,756               $1,819
                                                  ======               ======

6.       AFFILIATIONS

    For the year ended March 31, 1999, the Company completed new dentist affiliations with 34 practices. Total consideration paid by the Company for the new affiliations consisted of 2,286,000 shares of Common Stock, $4.6 million aggregate principal amount of Convertible Subordinated Debt Securities, $537,000 in shareholder notes and $10.3 million of cash.

    The assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The aggregate purchase price and related expenses that exceeded the fair market value of net assets, have been assigned to management services agreements. Management fees and related costs are included in the financial statements from their acquisition dates, The allocations were as follows (in thousands):

Property and equipment, net                       $ 1,955
Management services agreements                     21,970
                                                  -------
                                                   23,926

Less: Common  stock issued                          8,496
Less: Notes payable and convertible
subordinated notes issued                           5,103
                                                  -------

         Cash purchase price                      $10,326
                                                  =======


    In November 1998 the Company and Liberty Dental Alliance, Inc. ("Liberty") entered into an Agreement and Plan of Merger (the "Liberty Merger Agreement"), pursuant to which Liberty will become a wholly owned subsidiary of Pentegra, and James M. Powers, Jr., D.D.S. was named President of Pentegra, replacing Gary S. Glatter. The Liberty Merger Agreement provides that Pentegra pay (a) $0.01 per share for each outstanding share of Liberty common stock, par value $0.01 per share at closing and (b) up to $3.99 per share and options to purchase up to
0.25 shares of common stock of Pentegra with an exercise price of $6.125 per share for each share of Liberty common stock (collectively, the "Additional Common Merger Consideration") in accordance with the following:

    (i) One-third of the Additional Common Merger Consideration is payable upon completion of affiliations with dental practices under a letter of intent with Liberty ("Liberty Affiliations") that had collected revenues for the year ended December 31, 1997 ("1997 Practice Revenues") aggregating to at least $10,000,000;

    (ii) One-third of the Additional Common Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000; and

    (iii)One-third of the Additional Common Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000.

    The holders of shares of Liberty common stock will forfeit any right to receive Additional Common Merger Consideration related to Liberty Affiliations not consummated by July 31, 1999. As of March 31, 1999, there are 315,750 shares of Liberty common stock outstanding, which would result in Pentegra paying an aggregate of up to $1,263,000 cash and issuing options to acquire up to 78,938 shares of Pentegra common stock.

    The Liberty Merger Agreement also provides that Pentegra pay (a) $0.01 per share for each outstanding share of Liberty Class B common stock, par value $0.01 per share at closing and (b) up to one share of common stock for each outstanding share of Liberty class B common stock (the "Additional Class B Merger Consideration") in accordance with the following:

    (i) One-fifth of the Additional Class B Merger Consideration is payable upon completion of Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000;

    (ii) Three-tenths of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000;

    (iii)Two-fifths of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $20,000,000; and

    (iv) One-tenth of the Additional Class B Merger Consideration is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000.

     The holders of shares of Liberty class B common stock will forfeit any right to receive Additional Class B Merger Consideration related to Liberty Affiliations not consummated by July 31, 1999. As of March 31, 1999, there are 545,000 shares of Liberty class B common stock outstanding, which would result in Pentegra paying an aggregate of up to $5,450 cash and up to 545,000 shares of Pentegra common stock. Consummation of the Liberty Merger Agreement, which is anticipated to occur prior to July 31, 1999, is subject to, among other things, Pentegra obtaining the consent of its lenders.

    In connection with the Liberty Merger Agreement, Pentegra has agreed to pay investment banking fees of up to $600,000 to SunTrust Equitable Securities Corporation, $166,667 of which is payable upon completion of Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $10,000,000, $166,667 of which is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000 and $266,666 of which is payable upon completion of additional Liberty Affiliations that had aggregate 1997 Practice Revenues of at least $15,000,000. Pentegra also agreed to issue an aggregate of 145,000 options to acquire Pentegra common stock to certain consultants of Pentegra with an exercise price of $6.125 per share, in the same proportions and upon completion of Liberty Affiliations as the Additional Common Merger Consideration is payable.

    As of March 31, 1999, the Company had completed Liberty Affiliations with 17 dental practices. These dental practices generated aggregate annual patient revenue of approximately $13 million during their most recently completed fiscal year, and include dentists treating patients in 17 dental offices. The aggregate consideration paid by Pentegra for these practices consisted of approximately $5.6 million in cash, 1,295,268 shares of Pentegra common stock and approximately $3.6 million aggregate principal amount of 6% Series A convertible subordinated notes, one-half payable November 2002 and one-half payable November 2003, and $160,000 aggregate principal amount of 6% of Series B convertible subordinated notes one-half payable April 1, 2003 and one-half payable April 1, 2004.

    The Company expects the Liberty merger to close in the second quarter of fiscal 2000. The consideration to be paid based on the Liberty affiliations as of March 31, 1999 consisted of approximately $585,000 in cash, 109,000 shares of Pentegra common stock, and 74,000 options to purchase Pentegra common stock.

     During March 1999, the Company executed a definitive agreement with Omega Orthodontics, Inc. ("Omega"). Pursuant to the merger agreement, each of the approximately 5.1 million shares of Omega will be exchanged for 0.356 shares of the Company (approximately 1.8 million shares). Approximately 1.4 million of Omega debt will remain outstanding. The merger, which has received the necessary approvals, is subject to the satisfaction of several closing conditions, and is expected to close by August 1999. The merger will be accounted for under the purchase method of accounting.

7.       LONG-TERM DEBT

Long-term debt consisted of the following:

                                                               March 31,
                                                       --------------------------
                                                         1999               1998
                                                       -------               ----
                                                               (in thousands)

Line of credit                                         $ 8,000               $ --
Convertible subordinated notes, Series A                 4,211                 --
Convertible subordinated notes, Series B                   355                 --
Shareholders' notes payable                              1,105                568
                                                       -------               ----
                                                        13,671                568

Less:  current portion of long-term debt                   537                100
                                                       -------               ----
Long-term debt                                         $13,134               $468
                                                       =======               ====


     The Line of Credit provides the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility bears interest at an adjustable rate based on LIBOR. At March 31, 1999 the interest rate on outstanding amounts was 7.58%. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock.

     The Convertible Subordinated Notes, Series A Securities (Series A Securities) were issued in connection with the acquisition of certain affiliated practices. The Series A Securities bear interest at 6% and can be converted to Common Stock of the Company at conversion prices ranging from $6.75 to $7.00 per share. The conversion period begins on November 1, 1999 and ends on November 1, 2003. The principal amount of the Series A Securities, if not converted, are payable one-half on November 1, 2002 and one-half on November 1, 2003.

     The Convertible Subordinated Notes, Series B Securities (Series B Securities) were issued in connection with the acquisition of certain affiliated practices. The Series B Securities bear interest at 6% and can be converted to Common Stock of the Company at a conversion price of $6.75 per share. The conversion period begins on April 1, 2000 and ends on April 1, 2004. The principal amount of the Series B Securities, if not converted, are payable one-half on April 1, 2003 and one-half on April 1, 2004.

     In connection with the IPO, the Company issued $468,000 of notes payable to certain shareholders formerly owning preferred stock (See Note 8). The notes bear 6% interest and are payable on the earlier of the fifth anniversary of the IPO, or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO.

     In March 1999, the Company issued $537,000 of notes payable to owners of affiliated dental practices. These notes were paid in April 1999.

     The Company entered into an agreement with an officer to purchase substantially all the assets and the operations of Pentegra, Ltd. and Napili, International for total consideration of $200,000, consisting of an aggregate of $100,000 in cash and a $100,000 principal amount 9.0% promissory note due April 2000.

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

     In October 1997, the Company repurchased an additional 20,000 shares of its common stock from a director at a purchase price per share of $0.015, and issued
(i) 20,000 shares of common stock and (ii) $300,000 of 9.5 % promissory notes due on the earlier of 30 days after the closing of the IPO or October 1998. The Company allocated the $300,000 proceeds between the promissory notes and the common stock based on their relative fair market values, with the value of the shares based on $8.50 per share. The amount of the proceeds allocated to those shares of common stock was recorded as a discount on the promissory notes of approximately $180,000. The notes and interest were repaid in March 1998. The Company recognized the remaining unamortized discount of $135,000 in interest expense during the transition period.

     The aggregate maturities of long-term debt for each of the next five years subsequent to March 31, 1999 were as follows (in thousands):

2000 ...............     $   537
2001 ...............         100
2002 ...............       8,000
2003 ...............         468
2004 ...............       4,211
Thereafter .........         355
                         -------
                         $13,671
                         =======


8.       REDEEMABLE PREFERRED STOCK

     Prior to the IPO, certain officers and directors agreed to permit PII to repurchase their shares of Class B Preferred Stock at the subscription price. Accordingly, the Company used a portion of the net proceeds of the IPO to repurchase 245,835 shares of PII Class B Preferred Stock held by those officers and directors at repurchase prices equal to the subscription prices, which ranged from $0.01 to $1.00 per share. The remaining 1,337,500 shares of Class A and B preferred stock outstanding were redeemed at a price of $1.50 per share, of which $1.15 per share was paid in cash and $0.35 per share was paid in the form of 6.0% promissory note (See Note 7) that becomes due and payable by the Company on the earlier of the fifth anniversary of the date of the closing of the IPO or the date on which the Company offers and sells an amount of equity securities with gross proceeds equal to or greater than the gross proceeds of the IPO. The Company recognized a dividend on the preferred stock for the difference between the redemption amount and the recorded value at the date of the IPO of approximately $1,070,000 during the transition period.

9.       INCOME TAXES

     Significant components of the Company's deferred tax assets (liabilities) were as follows (in thousands):

                                                                 March 31,
                                                       ------------------------------
                                                        1999                   1998
                                                       -------                -------
Deferred tax assets:
     Net operating loss carryforward                   $ 2,083                $   126
     Organizational costs                                  477                    607
     Accrued liabilities and other                          --                    595
                                                       -------                -------
     Total deferred tax assets                           2,560                  1,328


Deferred tax liabilities:
     Excess book basis over tax basis of
       accrued revenues and expenses                    (1,311)                    --
     Property and equipment                               (512)                   (19)
     Management services agreement                         (57)                    --
                                                       -------                -------
         Total deferred tax liabilities                 (1,880)                   (19)

Net deferred tax asset                                     680                  1,309
     Less valuation allowance                               --                 (1,309)
                                                       -------                -------
     Net deferred tax asset                            $   680                $    --
                                                       -------                -------
         Less current portion                               --                     --
                                                       -------                -------
     Noncurrent assets                                 $   680                $    --
                                                       =======                =======


     Significant components of the provision for income taxes were as follows:


                                                                                   For the period
                                                                                   from inception
                                                             Three months        February 21, 1997
                                       Year ended          ended March 31,        through December
                                     March 31, 1999              1998                 31, 1997
                                     --------------        ---------------       ------------------
Current tax
       Federal                          $ --                    $--                       $--
       State                              --                     --                        --
                                        ----                    ---                       ---
           Total current                  --                     --                        --
                                        ----                    ---                       ---
Deferred tax benefit:
       Federal                           462
       State                              63                     --                        --
                                        ----                    ---                       ---
           Total deferred                525                     --                        --
                                        ----                    ---                       ---
Benefit for income taxes                $525                    $--                       $--
                                        ====                    ===                       ===

         The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (in thousands):


                                                                                     For the period
                                                                                     from inception
                                                   Year ended      Three months    February 21, 1997
                                                   March 31,     ended March 31,    through December
                                                      1999             1998             31, 1997
                                                   ----------    ---------------   -----------------
                                                                    (in thousands)
Tax at U.S. Statutory rate (34%) .....                   584            (666)            (460)
State income taxes, net of federal tax                    82             (93)             (64)
Nondeductible expenses and other .....                   118             (14)             (12)
Change in valuation allowance ........                (1,309)            773              536
                                                     -------         -------          -------
     Total tax benefit ...............               $  (525)        $    --          $    --
                                                     =======         =======          =======

     At March 31, 1999, the Company had net operating loss carry-forwards available to reduce future taxable income of approximately $5.0 million, expiring in 2017. The Company has not recorded a valuation allowance for the potential inability to realize its net deferred tax assets because, after consideration of the Company's planned operations and historical results management believes that is more likely than not that the Company will realize those assets.

     In addition, the Company has $4.9 million of available deductions related to the increase in tax basis of the assets acquired in the Affiliations. The tax benefits will be recognized over a period of seven to fifteen years. For the year ended March 31, 1999, the Company recognized a tax benefit of $155,000 as an increase to additional paid-in capital.

10.    STOCK OPTION PLANS

     The Company grants stock options under the 1997 Stock Compensation Plan, a stock-based incentive compensation plan (the "Plan".) The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. However, pro forma disclosures as if the Company recognized stock-based compensation at the fair value of the options themselves are presented below.

     Under the Plan, the Company is authorized to issue 2,000,000 shares of Common Stock pursuant to "Awards" granted to officers and key employees in the form of stock options.

     There are 596,666 options granted under the Plan, at March 31, 1999. The Compensation Committee administers the Plans. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a one to five year period, beginning on the first anniversary of the date of grant.

     Following is a summary of the status of the Company's stock options as of March 31, 1999 and the changes from inception:

                                                  Number of Shares of       Weighted Average
                                                  Underlying Options        Exercise Prices
                                                  -------------------       -----------------

Outstanding at December 31, 1997 .....                     --                        --
                                                     --------                      ----
Exercisable at December 31, 1997 .....                     --                        --
                                                     --------                      ----
Granted ..............................                671,666                      8.50
Exercised ............................                     --                        --
Forfeited ............................                     --                        --
Expired ..............................                     --                        --
                                                     --------                      ----
Outstanding at March 31, 1998 ........                671,666                      8.50
                                                     --------                      ----
Exercisable at March 31, 1998 ........                     --                        --
                                                     --------                      ----
Granted ..............................                358,000                      4.94
Exercised ............................                     --                        --
Forfeited ............................               (433,000)                     8.46
Expired ..............................                     --                        --
                                                     --------                      ----
Outstanding at March 31, 1999 ........                596,666                      6.40

                                                     --------                      ----
Exercisable at March 31, 1999 ........                136,333                      6.69
                                                     --------                      ----
Weighted average fair value of options
granted during the period: ..................
For the three months ended March 31, 1998                                          5.63
Fiscal 1999                                                                        2.77

     The fair value of each stock option granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model for 1997, the Transition Period, and the year ended March 31, 1999, with the following weighted-average assumptions: dividend yield of 0% for each year; expected volatility of 0% for 1997, and 61.4% for the Transition Period and for the year ended March 31, 1999; risk-free interest rates are 5.9% for 1997 and 4.7% for Transition period and the year ended March 31, 1999 and the expected lives of the options average ten years.

     The following table summarizes information about stock options outstanding at March 31, 1999:



                                                       Weighted Average                    Weighted Average
                        Weighted                        Exercise Price                      Exercise Price
                         Number          Average          Of options           Number       Of Exercisable
      Range of       Outstanding at     Remaining         outstanding       Exercisable         Options
   Exercise Prices       3/31/99      Contract Life                          at 3/31/99
   ---------------   --------------   -------------    ----------------     -----------    ------------------

    $2.63 - $8.50        596,666        9.1 years            $6.40            136,333            $6.69


     Had the compensation cost for the company's stock based compensation plans been determined using the fair value rather than the intrinsic value of the options, the Company's net income and diluted net income per share for 1999 would approximate $1.9 million, or $0.25 per share. The pro forma effect for the periods prior to the year ended March 31, 1999 are excluded because the Company had insignificant historical operating results. The effects of applying fair value accounting in this pro forma disclosure are not indicative of future amounts.

11.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company has entered into operating leases for various types of office equipment and for its building facilities. Certain building facility leases include rent escalation clauses. Most leases contain purchase and renewal options at fair market rental values.

     Future minimum lease payments under noncancelable operating leases with remaining terms of one or more years consisted of the following at March 31, 1999 (in thousands):


2000 .........................               $  253
2001 .........................                  260
2002 .........................                  263
2003 .........................                  249
2004 .........................                  145
Thereafter ...................                   --
                                             ------

Total minimum lease obligation               $1,170
                                             ======



12.      RELATED PARTY TRANSACTIONS

     During the Transition Period, an employment bonus of $1,250,000 to an officer of the Company was recorded. Payments of the bonus have been and will continue to be made in increments of $10,000 on the closing of each future dental practice affiliation until the bonus has been paid in full. Pursuant to the terms of the Company's employment agreement with the officer, the employment bonus must be paid in full within three years of the IPO.
At March 31,1999, a bonus payable of $940,000 remained outstanding.

     During the year ended March 31, 1999 the Company made a one time severance payment of $350,000 to the former Chief Executive Officer.

     The Company has a note receivable from a Director of the Company of $109,000 as of March 31,1999. This amount is included in Notes Receivable from Affiliated Practices on the Balance Sheet.

13.      CREDIT RISK

    The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, receivables from affiliated practices, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings, and revolving line of credit and notes receivables from affiliated practices as of March 31, 1999 and 1998, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

14.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                 For the period from
                                                                                                  inception February
                                                 Year ended            Three months ended          21, 1997 through
                                                  March 31,                 March 31,                 December,
                                                    1999                      1998                       1997
                                              ------------------      ----------------------     ---------------------
                                                                         (in thousands)
Cash paid during the period for:
    Interest                                     $   55                    $   24                    $   --
    Income taxes                                     85                        --                        --
Supplemental disclosure of non-cash
    investing and financing activities:
    Issuance of common stock
    in connection with practice
    affiliations:                                 8,496                        --                        --
Issuance of Convertible Subordinated
Notes in connection with practice
affiliations:                                     4,566                        --                        --
Issuance and notes payable in
connection with practice affiliations:              537                        --                        --

Share exchange                                       --                        18                        --
Issuance of notes payable for prepaid
assets and acquisitions:                             --                       373                        --
Issuance of notes payable for
redemption of preferred stock                        --                       468                        --
Offering costs accrued                               --                     1,008                     1,795
Acquisition of property and
equipment accrued                                    --                        --                       243
Discount on notes payable                            --                        --                       180

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary quarterly results of operations for the Company for the year ended March 31, 1999, and for the period from inception, February 21, 1997 through December 31, 1997 (in thousands):


1999

                                                    First         Second          Third          Fourth
                                                   Quarter        Quarter         Quarter        Quarter
                                                   -------       --------        --------       --------
Net revenue                                       $  7,412       $  8,761       $  9,851        $ 12,800
Operating expenses                                   6,515          8,394          9,888          12,143
Earnings from operations                               897            367            (37)            657
Earnings before income taxes                           937            406           (115)            489
Income taxes                                           263            112           (885)            (15)
Net earnings                                      $    674       $    294       $    770        $    504
Net earnings per share (1)
  Basic and diluted                               $    .10       $    .04       $    .10        $    .06
Weighted average common shares outstanding:
  Basic and diluted                                  6,886          7,526          7,961           8,841


1997(2)

                                   First      Second      Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                 -------     --------    --------    --------
Net revenue                          --          --          --          --
Operating expenses                   11         228         511         604
Earnings from operations            (11)       (228)       (511)       (604)
Earnings before income taxes        (11)       (228)       (511)       (604)
Income taxes                         --          --          --          --

Net earnings/(loss)                 (11)       (228)       (511)       (604)

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share dues not equal the total computed for the year due in stock transactions that occurred.

(2) Earnings per share are not presented for the period from inception, February 21, 1997 through December 31, 1997 because the Company did not have significant operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the captions "Election of Directors' and "Section 16 Reports will be set forth in the Company's definitive Proxy Statement (the "1999 Proxy Statement") for its 1999 annual meeting of stockholders, which sections are incorporated herein by reference.



     Pursuant to Item 401 (b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the section entitled "Executive Compensation" in the 1999 Proxy Statement, which section is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which section is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED THIRD PARTY TRANSACTIONS

     The information required by this item will be set forth in the section entitled "Certain Transactions" in the 1999 Proxy Statement, which section is incorporated herein by reference.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 - K

(A) (1)           FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of March 31, 1999 and 1998

Consolidated Statements of Operations for the Year Ended March 31, 1999, the three months ended March 31, 1998 and the period from inception (February 21, 1997) through March 31, 1997.

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Year Ended March 31, 1999, the three months ended March 31, 1998 and the period from inception (February 21, 1997) through March 31, 1997.

Consolidated Statements of Cash Flows for the Year Ended March 31, 1999, the three months ended March 31, 1998, and the period from inception (February 21, 1997) through March 31, 1997.

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All Schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

(a)(3)EXHIBITS

EXHIBITS
NUMBER                     DESCRIPTION OF EXHIBITS
--------                   -----------------------
3.1(1)            Restated Certificate of Incorporation of Pentegra Dental Group, Inc.
3.2(1)            Bylaws of Pentegra Dental Group, Inc.
4.1(1)            Form of certificate evidencing ownership of Common Stock of Pentegra Dental Group,
                  Inc.

4.2(1)            Form of Registration Rights Agreement for Owners of Founding Affiliated Practices
4.3(1)            Registration Rights Agreement dated September 30, 1997 between Pentegra Dental Group, Inc. and the stockholders named therein
4.4(2)            Form of Stockholders' Agreement for Owners of Affiliated Practices
4.5(3)            Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust Company of Texas, N.A., as
                  Trustee relating to the Convertible Debt Securities
+10.1(1)          Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
+10.2(1)          Employment Agreement dated July 31, 1997 between Pentegra Dental Group, Inc. and Omer K. Reed,
                  D.D.S.
+10.3(1)          Employment Agreement dated July 1, 1997 between Pentegra Dental Group, Inc. and Gary S. Glatter
+10.4(1)          Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and John Thayer
+10.5(1)          Employment Agreement dated September 1, 1997 between Pentegra Dental Group, Inc. and Sam H.
                  Carr
+10.6(1)          Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and James Dunn,
                  Jr.
+10.7(1)          Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and Kimberlee K.
                  Rozman
+10.8(1)          Form of Service Agreement
+10.9(1)          Amendment to Employment Agreement dated July 31, 1997 between Pentegra Dental Group, Inc. and
                  Omer K. Reed, D.D.S.
+10.10(1)          Second Amendment to Employment Agreement dated July 31, 1997 between Pentegra Dental Group,
                  Inc. and Omer K. Reed, D.D.S.
+10.11(1)          Amendment to Employment Agreement dated May 1, 1997 between Pentegra Dental Group, Inc. and
                  Gary S. Glatter
+10.12(1)         Amendment to Employment Agreement dated September 1, 1997 between Pentegra Dental Group, Inc.
                  and Sam H. Carr
+10.13(1)         Amendment to Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and
                  James L. Dunn, Jr.
+10.14(1)         Amendment to Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and John Thayer
+10.15(1)         Amendment to Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and
                  Kimberlee Rozman
10.16(1)          Second Amendment to Asset Contribution Agreement dated August 20, 1997 between Pentegra Dental Group, Inc.,
                  Pentegra, Ltd., Napili International, Inc. and the shareholders of Pentegra, Ltd. and Napili International, Inc.
10.17(4)          Credit Agreement dated June 1, 1998 between Bank One, Texas, N.A. and Pentegra Dental Group,
                  Inc.
10.18(5)          Modification to Credit Agreement between Pentegra Dental Group, Inc. and Bank One, Texas, N.A.
                  dated September 9, 1998
10.19(5)          Second Amendment to Employment Agreement between Pentegra Dental Group, Inc. and James L. Dunn,
                  Jr. dated April 22, 1998
10.20(5)          Separation and Mutual Release Agreement between Pentegra Dental Group, Inc. and Gary S. Glatter dated November 13, 1998
10.21(5)          Agreement and Plan of Merger among Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc.,
                  Liberty Acquisition Corporation, James M. Powers, Jr., Sylvia H. McAlister and William Kelly
                  dated as of November 13, 1998
10.22(5)          Employment Agreement between Pentegra Dental Group, Inc. and James M. Powers, Jr. dated
                  November 13, 1998
10.23(2)          First Amendment to Credit Agreement by and among Pentegra Dental Group, Inc. and Bank One,
                  Texas, N.A. dated as of February 9, 1999
10.24(2)          First Amendment to the Agreement and Plan of Merger by and among Pentegra Dental Group,

                  Inc., Liberty Dental Alliance, Inc., Liberty Acquisition Corporation, James M. Powers, Jr.,
                  Sylvia H. McAlister and William Kelly dated as of January 29, 1999
10.25(2)          Agreement and Plan of Merger dated as of March 15, 1999 among Pentegra, Omega, Merger Sub and the stockholders of Omega named therein (included Annex A to the Proxy Statement/Prospectus)
21.1              Subsidiaries of the Registrant
23.1              Consent of PricewaterhouseCoopers LLP
27.1              Financial Data Schedule


(1) Previously filed as an exhibit to Pentegra's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.

(2) Previously filed as an exhibit to Pentegra's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.

(3) Previously filed as an exhibit to Pentegra's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.

(4) Previously filed as an exhibit to Pentegra's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(5) Previously filed as an exhibit to Pentegra's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.


(b)  No current reports on Form 8-K were filed during the fourth quarter 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on June 28, 1999.


                              PENTEGRA DENTAL GROUP , INC.


                              By:     /s/ James M. Powers, Jr., D.D.S.
                                      ---------------------------------
                                      James M. Powers, Jr., D.D.S.
                                      Chairman of the Board, President and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                                          Capacity                                   Date
----                                                          --------                                   ----

/s/ James. M. Powers, Jr. D.D.S.
----------------------------------------
James M. Powers, Jr., D.D.S.                       Chairman of the Board, President and Chief        June 28, 1999
                                                   Executive Officer (Principal Executive Officer)

/s/ Sam H. Carr
----------------------------------------
Sam H. Carr                                        Senior Vice President, Chief Financial Officer,   June 28, 1999
                                                   Secretary and Director (Principal Financial and
                                                   Accounting Officer)

/s/ Omer K. Reed, D.D.S.
----------------------------------------
Omer K. Reed, D.D.S.                               Director                                          June 28, 1999


/s/ Ronnie L. Andress, D.D.S.
----------------------------------------
Ronnie L. Andress, D.D.S.                          Director                                          June 28, 1999


/s/ James H. Clarke, Jr., D.D.S.
----------------------------------------
James H. Clarke, Jr., D.D.S.                       Director                                          June 28, 1999


/s/ Ronald E. Geistfeld, D.D.S.
----------------------------------------
Ronald E. Geistfeld, D.D.S.                        Director                                          June 28, 1999


/s/ Mack E. Greder, D.D.S.
----------------------------------------
Mack E. Greder, D.D.S.                             Director                                          June 28, 1999


/s/ Roger Allen Kay, D.D.S.
----------------------------------------
Roger Allen Kay, D.D.S.                            Director                                          June 28, 1999


/s/ Gerald F. Mahoney
----------------------------------------
Gerald F. Mahoney                                  Director                                          June 28, 1999


/s/ Anthony P. Maris
----------------------------------------
Anthony P. Maris                                   Director                                          June 28, 1999


/s/ George M. Siegel
----------------------------------------
George M. Siegel                                   Director                                          June 28, 1999


/s/ Ronald M. Yaros, D.D.S.
----------------------------------------
Ronald M. Yaros, D.D.S.                            Director                                          June 28, 1999


                                 EXHIBIT INDEX

EXHIBITS
NUMBER                     DESCRIPTION OF EXHIBITS
--------                   -----------------------
3.1(1)            Restated Certificate of Incorporation of Pentegra Dental Group, Inc.
3.2(1)            Bylaws of Pentegra Dental Group, Inc.
4.1(1)            Form of certificate evidencing ownership of Common Stock of Pentegra Dental Group,
                  Inc.
4.2(1)            Form of Registration Rights Agreement for Owners of Founding Affiliated Practices
4.3(1)            Registration Rights Agreement dated September 30, 1997 between Pentegra Dental Group, Inc. and the stockholders named therein
4.4(2)            Form of Stockholders' Agreement for Owners of Affiliated Practices
4.5(3)            Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust Company of Texas, N.A., as
                  Trustee relating to the Convertible Debt Securities
+10.1(1)          Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
+10.2(1)          Employment Agreement dated July 31, 1997 between Pentegra Dental Group, Inc. and Omer K. Reed,
                  D.D.S.
+10.3(1)          Employment Agreement dated July 1, 1997 between Pentegra Dental Group, Inc. and Gary S. Glatter
+10.4(1)          Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and John Thayer
+10.5(1)          Employment Agreement dated September 1, 1997 between Pentegra Dental Group, Inc. and Sam H.
                  Carr
+10.6(1)          Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and James Dunn,
                  Jr.
+10.7(1)          Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and Kimberlee K.
                  Rozman
+10.8(1)          Form of Service Agreement
+10.9(1)          Amendment to Employment Agreement dated July 31, 1997 between Pentegra Dental Group, Inc. and
                  Omer K. Reed, D.D.S.
+10.10(1)          Second Amendment to Employment Agreement dated July 31, 1997 between Pentegra Dental Group,
                  Inc. and Omer K. Reed, D.D.S.
+10.11(1)          Amendment to Employment Agreement dated May 1, 1997 between Pentegra Dental Group, Inc. and
                  Gary S. Glatter
+10.12(1)         Amendment to Employment Agreement dated September 1, 1997 between Pentegra Dental Group, Inc.
                  and Sam H. Carr
+10.13(1)         Amendment to Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and
                  James L. Dunn, Jr.
+10.14(1)         Amendment to Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and John Thayer
+10.15(1)         Amendment to Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and
                  Kimberlee Rozman
10.16(1)          Second Amendment to Asset Contribution Agreement dated August 20, 1997 between Pentegra Dental Group, Inc.,
                  Pentegra, Ltd., Napili International, Inc. and the shareholders of Pentegra, Ltd.
                  and Napili International, Inc.
10.17(4)          Credit Agreement dated June 1, 1998 between Bank One, Texas, N.A. and Pentegra Dental Group,
                  Inc.
10.18(5)          Modification to Credit Agreement between Pentegra Dental Group, Inc. and Bank One, Texas, N.A.
                  dated September 9, 1998
10.19(5)          Second Amendment to Employment Agreement between Pentegra Dental Group, Inc. and James L. Dunn,
                  Jr. dated April 22, 1998
10.20(5)          Separation and Mutual Release Agreement between Pentegra Dental Group, Inc. and Gary S. Glatter dated November 13, 1998
10.21(5)          Agreement and Plan of Merger among Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc.,
                  Liberty Acquisition Corporation, James M. Powers, Jr., Sylvia H. McAlister and William Kelly
                  dated as of November 13, 1998
10.22(5)          Employment Agreement between Pentegra Dental Group, Inc. and James M. Powers, Jr. dated
                  November 13, 1998
10.23(2)          First Amendment to Credit Agreement by and among Pentegra Dental Group, Inc. and Bank One,
                  Texas, N.A. dated as of February 9, 1999
10.24(2)          First Amendment to the Agreement and Plan of Merger by and among Pentegra Dental Group,
                  Inc., Liberty Dental Alliance, Inc., Liberty Acquisition Corporation, James M. Powers, Jr.,
                  Sylvia H. McAlister and William Kelly dated as of January 29, 1999
10.25(2)          Agreement and Plan of Merger dated as of March 15, 1999 among Pentegra, Omega, Merger Sub and the stockholders of Omega named therein (included Annex A to the Proxy Statement/Prospectus)
21.1              Subsidiaries of the Registrant
23.1              Consent of PricewaterhouseCoopers LLP 23.2 -- Consent of Jackson Walker L.L.P. (contained in Exhibit
                  5.1)
27.1              Financial Data Schedule

(1) Previously filed as an exhibit to Pentegra's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.

(2) Previously filed as an exhibit to Pentegra's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.

(3) Previously filed as an exhibit to Pentegra's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.

(4) Previously filed as an exhibit to Pentegra's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(5) Previously filed as an exhibit to Pentegra's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.


(b)  No current reports on Form 8-K were filed during the fourth quarter 1999.