Form 10-Q
period 1999-06-30
PENTEGRA DENTAL GROUP INC
filed 1999-08-16
CIK 1042291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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

  The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 9, 1999, was 10,845,672.

                             FORM 10-Q REPORT INDEX






    10-Q PART AND ITEM NO.                                                                                Page
    ------------------------------                                                                        ----
    PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets as of June 30, 1999 and
           March 31, 1999............................................................................        3

           Consolidated Statements of Operations for the Three Months Ended June
           30 1999, and June 30, 1998................................................................        4

           Consolidated Statement of Changes in Shareholders'
           Equity as of June 30, 1999................................................................        5

           Consolidated Statements of Cash Flows for the Three
           Months Ended June 30, 1999 and June 30, 1998..............................................        6

           Notes to Consolidated Financial Statements ...............................................        7

      Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................................        9

    PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.....................................................................        12

      Item 4 - Submission of Matters to a Vote of Security Holders...................................        12

      Item 5 - Other Information.....................................................................        12

      Item 6 - Exhibits and Reports on Form 8-K......................................................        12

      Signature......................................................................................        12

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                     (in thousands, except per share data)



                                                  June 30,           March 31,
                                                   1999                1999
                                                  --------           ---------
                                                (Unaudited)

                  Assets
                  ------
Current assets:
  Cash and cash equivalents                        $ 1,395            $ 1,047
  Receivables from affiliated practices,
    net of allowance for doubtful
    accounts of $125 at June 30, 1999
    and March 31, 1999                               6,184              5,659
  Prepaid and other current assets                     438                465
  Notes receivable from affiliated practices -
    current                                            307                286
                                                   -------            -------
       Total current assets                          7,324              7,457

Property and equipment, net                          6,289              6,171
Intangible assets, net                              21,900             21,848
Notes receivable from affiliated practice              923                971
Deferred tax asset                                    680                680
                                                   -------            -------
       Total assets                                $37,116            $37,127
                                                   =======            =======
       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities         $ 1,393            $ 1,756
  Accrued employment agreement                         910                940
  Current portion of long term debt                      -                537
                                                   -------            -------
       Total current liabilities                     2,303              3,233

Line of credit                                       8,500              8,000
Convertible subordinated notes                       4,566              4,566
Shareholders' notes                                    568                568

Commitments and contingencies

Shareholders' equity
  Common stock, $.001 par value 40,000,000
    shares authorized, 9,102,503 issued
    and outstanding at June 30, 1999 and
    March 31, 1999                                       9                  9
  Additional paid-in capital                        21,823             21,823
  Accumulated deficit                                 (653)            (1,072)
                                                   -------            -------
       Total shareholders' equity                   21,179             20,760
                                                   -------            -------
       Total liabilities and shareholders' equity  $37,116            $37,127
                                                   =======            =======



    The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                                      Three Months Ended
                                                                         June 30,
                                                                      1999          1998
                                                                    --------      --------
Net revenue                                                         $12,449        $7,412
  Operating expenses:
    Clinical salaries, wages and benefits                             5,126         2,836
    Dental supplies and lab fees                                      2,225         1,220
    Rent                                                                833           550
    Advertising and marketing                                           269           111
    General and administrative                                        1,005           876
    Other operating expenses                                          1,554           751
    Depreciation and amortization                                       532           171
                                                                    --------      --------
    Total operating expenses                                         11,544         6,515
                                                                    --------      --------

    Earnings from operations                                            905           897

Interest expense                                                        246             3
Interest income                                                         (39)          (43)

Income before income taxes                                              659           937
    Income taxes                                                        279           263
                                                                    --------      --------

Net income                                                          $   380       $   674
                                                                    ========      ========

Basic and diluted earnings per share                                $  0.04       $  0.10
                                                                    ========      ========

Weighted average number of shares
  outstanding - basic and diluted                                     9,103         6,886
                                                                    ========      ========


     The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (in thousands)




                                                       Additional                       Total
                                     Common Stock        Paid-In      Accumulated    Shareholders'
                                   Shares    Amount      Capital        Deficit         Equity
Balances, March 31, 1999           9,103     $ 9        $21,823        $(1,072)       $20,760

Net income                            --      --             --            419            419
                                   -----     ---        -------        -------        -------

Balance, June 30, 1999             9,103     $ 9        $21,823        $  (653)       $21,179
                                   =====     ===        =======        =======        =======




    The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                                            Three Months Ended
                                                                                  June 30,
                                                                            1999          1998
                                                                          ---------     ---------
Net cash provided by (used in) operating activities......................  $ 1,060       $(2,792)

Cash flows from investing activities
     Capital expenditures................................................     (390)         (252)
     Acquisitions of affiliated dental practices, net of cash acquired...     (849)       (2,782)
     Issuance of notes receivable........................................      --           (718)
     Repayment of notes receivable.......................................       27           --
                                                                            ------       -------
          Net cash used in investing activities..........................   (1,212)       (3,752)
                                                                           =======       =======

Cash flows from financing activities
     Proceeds from issuance of common stock..............................      --          2,930
     Proceeds from line of credit........................................      500           --
                                                                            ------       -------
          Net cash provided by financing activities......................      500         2,930
                                                                           =======       =======

Net change in cash and cash equivalents..................................      348        (3,614)
Cash and cash equivalents, beginning of period...........................    1,047         6,708
                                                                            ------       -------
Cash and cash equivalents, end of period.................................  $ 1,395       $ 3,094
                                                                           =======       =======


    The accompanying notes are an integral part of the financial statements

                           PENTEGRA DENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

Pentegra Dental Group, Inc. (the "Company") provides practice management services to dental practices throughout the United States. As of June 30, 1999, the Company managed 85 affiliated practices ("Affiliated Practices") in 27 states.

The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended June 30, 1999 and 1998.

Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the financial statements of Pentegra Dental Group, Inc., and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the year ended March 31, 1999, as filed with the SEC.

2.   SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Diluted earnings per share are not separately presented because such amounts would be the same as amounts computed for basic earnings per share.

Outstanding options to purchase approximately 596,666 and 686,666 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three months ended June 30, 1999 and 1998, respectively, because their effect would have been antidilutive.

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

3. ACQUISITION OF OMEGA ORTHODONTICS, INC.

     In March 1999, the Company entered into a merger agreement with Omega Orthodontics, Inc. ("Omega"). On July 1, 1999, this transaction closed and each of the approximately 5.0 million shares of Omega was exchanged for 0.356 share of the Company (approximately 1.75 million shares). Approximately $1.1 million of Omega debt was assumed by Pentegra. The merger will be accounted for under the purchase method of accounting.

4. ACQUISITION OF LIBERTY DENTAL ALLIANCE, INC.

On November 13, 1998 the Company and Liberty Dental Alliance, Inc. ("Liberty") entered into an Agreement pursuant to which Liberty will become a wholly owned subsidiary of the Company. As of June 30, 1999, the Company had completed Liberty affiliations with 17 dental practices. These dental practices generated aggregate annual patient revenue of approximately $13 million during their most recently completed fiscal year, and include dentists treating patients in 17 dental offices. The aggregate consideration paid by Pentegra for these practices consisted of approximately $5.6 million in cash, 1,295,298 shares of Pentegra common stock and approximately $3.6 million aggregate principal amount of 6% Series A convertible subordinated notes, one-half payable November 2002 and one-half payable November 2003 and one-half payable April 1, 2004.

The Company expects the Liberty merger to close in September 1999. The consideration to be paid based on the Liberty affiliations as of June 30, 1999 consisted of approximately $585,000 in cash, 109,000 shares of Pentegra common stock, and 74,000 options to purchase Pentegra common stock.

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

OVERVIEW

The Company provides practice management services to fee-for-service dental practices in the United States. On March 30, 1998, the Company acquired simultaneously with the closing of its initial public offering ("IPO"), substantially all of the tangible and intangible assets, and assumed the liabilities, of the 51 Founding affiliated practices. The Company also began to provide practice management services to professional corporations or associations owned by the dentist-owners of those affiliated practices (one of which split into two separate dental practices immediately after the IPO) pursuant to long-term management service agreements entered into at the time of the Affiliations. Since the IPO, the Company has affiliated with 34 additional practices.

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

RESULTS OF OPERATIONS (UNAUDITED)

Following completion of the IPO on March 30, 1998, the Company began operations effective April 1, 1998. Management service fee recognition and related expenses began April 1, 1998, and the Company began managing 51 dental practices in 18 states. At June 30, 1999, the Company managed 85 practices in 27 states.

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


8.

NET REVENUE

Net revenue generated for the three months ended June 30, 1999 and 1998 were approximately $12.4 million and $7.4 million, respectively. For the three months ended June 30, 1999 and 1998, dental center revenues aggregated to approximately $16.9 million and $10.9 million, respectively. The dental center revenue and net revenue increases resulted substantially through additional practice affiliations.

OPERATING EXPENSES

The Company incurred operating expenses of approximately $11.5 million and $6.5 million for the three months ended June 30, 1999 and 1998, respectively. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, and general and administrative expenses.

General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, rent, consulting fees, travel (primarily related to practice development), office costs and other general corporate expenses. For the three months ended June 30, 1999, general and administrative expenses were approximately $1.0 million, which represented 8.1% of net revenue. For the three months ended June 30, 1998, general and administrative expenses were approximately $876,000, representing about 11.8% of net revenue.

INCOME TAX EXPENSE

Income tax expense for the three months ended June 30, 1999 and 1998 totaled approximately $279,000 and $263,000, or 40% and 28%, respectively, of income before income taxes. The Company expects the effective tax rate for income generated during fiscal 2000 will be 40%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company had a working capital balance of approximately $5.0 million. Current assets included approximately $1.4 million in cash and $5.2 million in accounts receivable, due from Affiliated Practices. June 30, 1999 current liabilities consisted of approximately $1.4 million in accounts payable and accrued liabilities, mostly related to expenses of the Affiliated Practices. The Company believes that cash on hand, together with the availability under the revolving line of credit will be sufficient to continue execution of its affiliation strategy.

On June 1, 1998 the Company closed a revolving bank credit facility with Bank One, Texas, N.A., which provides the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect with acquisitions exceeding certain limits. At June 30, 1999 $8.5 million was outstanding under the revolving line of credit.

On July 1, 1999, the revolving bank credit facility was amended to permit the acquisition of Omega Orthodontics, Inc. In connection with the approval by the bank, the Company paid $100,000 as an amendment fee, and the term of the credit facility was shortened by one year. The term of the credit facility now will expire on May 31, 2000.

Cash used in investing activities for the three months ended June 30, 1999 and 1998 included approximately $390,000 and $252,000, respectively, for purchases of capital equipment and approximately $849,000 and $2.8 million, respectively, for the purchase of intangibles associated with those new practice affiliations, respectively.

For the three months ended June 30, 1998, notes receivable were issued totaling approximately $718,000, which represented payment of dental practice affiliation debts, which will be repaid by the affiliated practices over future years.

Cash generated from financing activities for the three-month period ended June 30, 1999 included draws on the revolving line of credit of $500,000. During the quarter ended June 30, 1998, 375,000 shares of common stock were sold with the exercise of the underwriter's over-allotment option that provided net proceeds to the company of approximately $2.9 million

YEAR 2000 ISSUE

A number of computer programs and other equipment with embedded chips or processors ("Systems") use two digits rather than four digits to define the applicable year. Any Systems that are date sensitive may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in miscalculations or system failures causing disruptions of operations, as well as potentially exposing the Company to third party liability. This issue is commonly referred to as the year 2000 ("Y2K") problem.

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

The Company has received assurance that the systems implemented prior to the IPO are Y2K compliant. In addition, the Company has inventoried all hardware and software at the affiliated practices that process information related to practice management. The Company has estimated it will incur approximately $250,000 in affiliate practice computer upgrades for Y2K compliance. These upgrades are estimated to be completed by September 1999.

The failure to correct a material year 2000 problem could possibly result in an interruption in or failure of, certain normal business activities operations. Such failure would materially and adversely affect the Company's financial position, results of operations and cash flows. Due to the general uncertainty inherent in the year 2000 problem, including uncertainty regarding the year 2000 readiness of third party suppliers and potential future acquisitions, the Company is unable to determine at this time whether the consequences of any possible year 2000 failures will have a material adverse impact on the Company's financial position, results or operations and cash flows. The Company believes that, with the scheduled completion of its computer system upgrades, the possibility of any material interruption to normal operations should be significantly reduced.

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

CONTINGENCY PLANS

If during the course of the Company's assessments of its critical Systems it is determined that the risk of Y2K disruptions is significant, contingency plans will be developed as appropriate. Such plans might include the use of alternative service providers or product suppliers should they incur significant Y2K losses. Currently, the Company does not have any contingency plans in place based on Y2K readiness assessments.

PART II

ITEM 1.  LEGAL PROCEEDINGS  - None

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS - none

ITEM 3.  DEFAULTS OF SENIOR SECURITIES - none

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of Stockholders of the Company was held in Phoenix, Arizona on June 30, 1999 for the purpose of approving and adopting an Agreement and Plan of Merger (the "merger Agreement"), dated as of March 15, 1999, by and among Pentegra Dental Group, Inc. Special Omega Acquisition Corporation, Omega Orthodontics, Inc., Robert J. Schulhof, C. Joel Glovsky, David T. Grove, Dean C. Bellavia and Floyd V. Elliott. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Stockholders approved and adopted the Merger Agreement by the following votes:

For:     .....................................      5,457,409
Against: .....................................         81,614
Abstaining:...................................          4,000


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


                                   PENTEGRA DENTAL GROUP, INC.
Dated:


                                   /s/ Sam H. Carr
                                   ---------------
                                   By:  Sam H. Carr
                                   Sr. Vice President - Chief Financial Officer

                                 EXHIBIT INDEX



Number                         Description
------      ---------------------------------------------------

27.1        Financial Data Schedule