Form 10-Q/A
period 1999-06-30
PENTEGRA DENTAL GROUP INC
filed 1999-10-04
CIK 1042291

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
                                                   =======            =======



    The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                                      Three Months Ended
                                                                         June 30,
                                                                      1999          1998
                                                                    --------      --------
Net revenue                                                         $12,449        $7,412
  Operating expenses:
    Clinical salaries, wages and benefits                             5,126         2,836
    Dental supplies and lab fees                                      2,225         1,220
    Rent                                                                833           550
    Advertising and marketing                                           269           111
    General and administrative                                        1,005           876
    Other operating expenses                                          1,554           751
    Depreciation and amortization                                       532           171
                                                                    --------      --------
    Total operating expenses                                         11,544         6,515
                                                                    --------      --------

    Earnings from operations                                            905           897

Interest expense                                                        246             3
Interest income                                                         (39)          (43)
                                                                    --------      --------
Income before income taxes                                              698           937
    Income taxes                                                        279           263
                                                                    --------      --------

Net income                                                          $   419       $   674
                                                                    ========      ========

Basic and diluted earnings per share                                $  0.05       $  0.10
                                                                    ========      ========

Weighted average number of shares
  outstanding - basic and diluted                                     9,103         6,886
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