Form 10-Q
period 1999-09-30
PENTEGRA DENTAL GROUP INC
filed 1999-11-15
CIK 1042291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 12, 1999, was 10,806,248.

                             FORM 10-Q REPORT INDEX

    10-Q PART AND ITEM NO.

    PART I - FINANCIAL INFORMATION                                                                          PAGE
      Item 1 - Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets as of September 30, 1999 and
           March 31, 1999............................................................................         3

           Consolidated Statements of Operations for the Three and Six
           Months Ended September 30, 1999 and September 30, 1998....................................         4

           Consolidated Statement of Changes in Shareholders'
           Equity as of September 30, 1999...........................................................         5

           Consolidated Statements of Cash Flows for the Six
           Months Ended September 30, 1999 and September 30, 1998....................................         6

           Notes to Consolidated Financial Statements ...............................................         7

      Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................................         8

    PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.....................................................................        14

      Item 4 - Submission of Matters to a Vote of Security Holders...................................        14

      Item 5 - Other Information.....................................................................        14

      Item 6 - Exhibits and Reports on Form 8-K......................................................        14

      Signature......................................................................................        14

PART I   - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                    September 30,       March 31,
                                                                        1999              1999
                                                                    -------------       ---------
                                                                     (Unaudited)
                                    Assets

Current assets:
  Cash and cash equivalents                                           $     65          $  1,047
  Receivables from affiliated practices, net of
      allowance for doubtful accounts of $237 and $125
      at September 30, 1999 and March 31, 1999                           5,967             5,659
  Prepaid and other current assets                                         611               465
  Notes receivable from affiliated practices - current                     407               286
                                                                      --------          --------
      Total current assets                                               7,050             7,457

Property and equipment, net                                              7,280             6,171
Intangible assets, net                                                  25,998            21,848
Notes receivable from affiliated practices, net                          1,357               971
Deferred tax asset                                                       1,901               680
                                                                      --------          --------

      Total assets                                                    $ 43,586          $ 37,127
                                                                      ========          ========


                     Liabilities and Shareholders' Equity

Current liabilities:
  Line of credit                                                      $  9,000          $     --
  Current portion of long term debt                                        269               537
  Accounts payable and accrued liabilities                               2,337             1,756
  Accrued employment agreement                                             820               940
                                                                      --------          --------
    Total current liabilities                                           12,426             3,233

Line of credit                                                              --             8,000
Convertible subordinated notes                                           4,422             4,566
Shareholders' notes                                                        559               568
Long term debt                                                           1,673                --

Commitments and contingencies

Shareholders' equity
  Common stock, $.001 par value 40,000,000 shares authorized,
  10,670,589 and 9,102,503 shares outstanding at
  September 30, 1999 and March 31, 1999                                     11                 9
  Additional paid-in capital                                            25,170            21,823
  Accumulated deficit                                                     (378)           (1,072)

  Less: treasury shares, at cost, 175,083 common shares                   (297)
                                                                                              --

     Total shareholders' equity                                         24,506            20,760
                                                                      --------          --------

     Total liabilities and shareholders' equity                       $ 43,586          $ 37,127
                                                                      ========          ========


     The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                      (in thousands, except per share data)

                                                         Three Months Ended                  Six Months Ended
                                                            September 30,                      September 30,
                                                       1999              1998             1999              1998
                                                     --------          --------         --------          --------
Net revenue                                          $ 15,609          $  8,761         $ 28,058          $ 16,173
    Operating expenses:
       Clinical salaries, wages and benefits            6,394             3,534           11,520             6,370
       Dental supplies and lab fees                     2,856             1,586            5,081             2,806
       Rent                                             1,155               703            1,988             1,253
       Advertising and marketing                          388               155              657               266
       General and administrative                       1,424               960            2,429             1,836
       Other operating expenses                         2,042             1,231            3,596             1,982
       Depreciation and amortization                      661               225            1,192               396
                                                     --------          --------         --------          --------

       Total operating expenses                        14,920             8,394           26,463            14,909
                                                     --------          --------         --------          --------

       Earnings from operations                           689               367            1,595             1,264

    Interest expense                                     (292)               --             (538)               (3)
    Interest income                                        48                39               85                82
    Other income                                           80                --               81                --
                                                     --------          --------         --------          --------

    Income before income taxes                            525               406            1,223             1,343
       Income taxes                                       250               112              529               375
                                                     --------          --------         --------          --------

    Net income                                       $    275          $    294         $    694          $    968
                                                     ========          ========         ========          ========

    Basic and diluted earnings per share             $   0.03          $   0.04         $   0.07          $   0.13
                                                     ========          ========         ========          ========

    Weighted average number of shares
       outstanding - basic and diluted                 10,844             7,526            9,973             7,206
                                                     ========          ========         ========          ========

     The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                 (In thousands)

                                                                   Additional                                          Total
                                          Common Stock              Paid-In        Accumulated       Treasury       Shareholders'
                                      Shares         Amount         Capital          Deficit           Stock           Equity
                                      ------        --------       ----------      -----------       --------       -------------
Balances, March 31, 1999               9,103        $      9        $ 21,823        $ (1,072)        $     --         $ 20,760

Issuance of common stock               1,743               2           3,347              --               --            3,349

Shares repurchased                        --              --              --              --             (297)            (297)

Net income                                --              --              --             694                               694
                                      ------        --------        --------        --------         --------         --------

Balances, September 30, 1999          10,846        $     11        $ 25,170        $   (378)        $   (297)        $ 24,506
                                      ======        ========        ========        ========         ========         ========


     The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                  (in thousands)

                                                                                 Six Months Ended
                                                                                   September 30,
                                                                               1999            1998
                                                                             -------         -------
Net cash used by operating activities                                        $  (532)        $(4,392)

Cash flows from investing activities
     Capital expenditures                                                       (207)           (566)
     Acquisitions of affiliated dental practices net of cash acquired         (1,210)         (2,925)
     Issuance of notes receivable                                                 --          (1,058)
     Collections of notes receivable                                              40              --
                                                                             -------         -------
              Net cash used by investing activities                           (1,377)         (4,549)
                                                                             -------         -------


Cash flows from financing activities
     Proceeds from issuance of common stock                                       --           2,930
     Proceeds from line of credit                                              1,000              --
     Repayment of long term debt                                                 (73)
                                                                             -------         -------
               Net cash provided by financing activities                         927           2,930
                                                                             -------         -------


Net change in cash and cash equivalents                                         (982)         (6,011)
Cash and cash equivalents, beginning of period                                 1,047           6,708
                                                                             -------         -------

Cash and cash equivalents, end of period                                     $    65         $   697
                                                                             =======         =======


Supplemental disclosures of cash flow information:

Convertible subordinated notes reduced to
     offset Receivables from affiliated practices                            $   144         $    --

Equipment purchased with capital leases                                      $   942         $    --


     The accompanying notes are an integral part of the financial statements

                           PENTEGRA DENTAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1. ORGANIZATION AND BASIS OF PRESENTATION

Pentegra Dental Group, Inc. (the "Company") provides practice management services to dental practices throughout the United States. As of September 30, 1999, the Company managed 100 affiliated practices ("Affiliated Practices") in 30 states.

The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 1999 and 1998.

Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the financial statements of Pentegra Dental Group, Inc., and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999, as filed with the SEC.


2. SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Diluted earnings per share are not separately presented because such amounts would be the same as amounts computed for basic earnings per share.

Outstanding options to purchase 804,031 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three and six months ended September 30, 1999, respectively, because their effect would have been antidilutive.

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

INCOME TAXES

Income tax expense approximated 43% and 28% of income before income taxes for the six months ended September 30, 1999 and 1998, respectively. The Company expects the effective tax rate for income generated during fiscal

2000 will be 43%. The effective rate of 43% for fiscal 2000 results from permanent differences between financial reporting of expense and deductible expenses for income tax purposes.

3. ACQUISITION OF OMEGA ORTHODONTICS, INC.

In March 1999, the Company entered into a merger agreement with Omega Orthodontics, Inc. ("Omega"). On July 1, 1999, this transaction closed and each of the approximately 5.0 million outstanding shares of Omega was exchanged for
0.356 of a share of the Company (approximately 1.75 million shares). Approximately $1.1 million of Omega debt was assumed by Pentegra. The merger was accounted for under the purchase method of accounting.

The following unaudited pro forma summary of financial information presents the Company's combined results of operations as if the acquisition of Omega Orthodontics, Inc. had occurred at the beginning of the periods presented, after including the impact of certain adjustments including: (i) the elimination of nonrecurring merger related costs, and (ii) reduced amortization expense reflecting the reduction in value assigned to intangible assets.

                                                                   Six months ended September 30
                                                                      1999               1998
                                                                      ----               ----
                                                                    Pro forma          Pro forma
                                                              (in thousands, except per share amounts)
                     Revenues                                      $    30,075        $    19,998
                     Expenses                                           29,479             19,114
                                                                   -----------        -----------
                     Net Income                                            596                874
                                                                   -----------        -----------
                     Net income per basic and diluted share                .05                .10
                     Weighted average number of basic
                     and diluted share outstanding:                 10,845,000          8,949,000

The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the merger occurred at the beginning of the periods presented or the results of operations that may be obtained in the future. Additionally, the pro forma financial information presented does not reflect the anticipated cost savings resulting from the integration of the Company's and Omega's operations.

4. PRACTICE AFFILIATIONS

During the six months ended September 30, 1999, the Company entered into four new affiliation agreements. These agreements call for a reduced management service fee (typically 7% to 8% of collections) in exchange for certain management services. The Company also has acquired an option to purchase the assets of these practices of these affiliation agreements.

During the quarter ended September 30, 1999, the management services agreement and asset ownership of two affiliated dental practices ceased, due to physical disabilities of the owner dentists as described in the management services agreement. In exchange for the termination of the management services agreement and the transfer of title of the assets back to the practice, Pentegra received substantially all the stock provided to the owner dentists at the time of acquisition and payment of all outstanding service fees. Shares returned to the Company have been recorded as treasury stock. The net result of these two transactions was a non-operating gain of approximately $80,000 during the quarter ended September 30, 1999.

5. NOTES RECEIVABLE

Notes receivable consists of notes from affiliate practices, bearing interest of 0-9% with terms ranging from one to fourteen years. The notes resulted from advances made to certain practices to assist them in acquiring other practices or working capital advances. As of September 30, 1999, notes receivable totaled approximately $1.7 million. Notes totaling approximately $375,000 are due from two affiliate dentist members on the board of directors.

6. SUBSEQUENT EVENTS

The Company finalized the merger with Liberty Dental Alliance, Inc. ("Liberty") in October 1999. The consideration paid for the corporate entity consisted of approximately $420,000 in cash, 150,194 shares of Pentegra common stock, and 26,302 options to purchase Pentegra common stock.

In addition to the closing of the merger with Liberty, the Company has agreed to pay additional consideration in the form of commissions to the founders of Liberty for additional acquisitions of practices related to Liberty through December 31, 1999.

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

OVERVIEW

The Company provides practice management services to fee-for-service dental practices in the United States. On March 30, 1998, the Company acquired simultaneously with the closing of its initial public offering ("IPO"), substantially all of the tangible and intangible assets, and assumed the liabilities, of 51 founding affiliated practices. The Company also began to provide practice management services to professional corporations or associations owned by the dentist-owners of those affiliated practices (one of which split into two separate dental practices immediately after the IPO) pursuant to long-term management service agreements entered into at the time of the affiliations. Since the IPO, the Company has affiliated with 49 additional practices.

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

RESULTS OF OPERATIONS (UNAUDITED)

Following completion of the IPO on March 30, 1998, the Company began operations effective April 1, 1998. Management service fee recognition and related expenses began April 1, 1998, and the Company began managing 51 dental practices in 18 states. On July 1, 1999, the Company completed its acquisition of Omega Orthodontics, Inc., which included 15 orthodontic practices with annualized practice revenue of approximately $11 million. At September 30, 1999, the Company managed 101 practices in 30 states.

COMPONENTS OF REVENUES AND EXPENSES

Under the terms of the typical management services agreement with an affiliated practice, the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of an affiliated practice. The obligations of the Company include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the affiliated practices. In addition, the Company incurs general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the typical services agreement and subject to applicable law, the Company is paid a management fee comprised of two components: (1) the costs incurred by it on behalf of the affiliated practice, and (2) a management fee either fixed in amount, usually approximating 35% of the affiliated practice's operating profit (before dentist compensation), or 15% of the Affiliated practice's collected gross revenue ("Service Fee"). Therefore, net revenues represent amounts earned by the Company under the terms of its management services agreements with the Affiliated Practices, which generally equate to the sum of the Service Fees and the operating expenses that the affiliated practices paid to the Company under the service agreements.

NET REVENUE

Net revenue generated for the three months ended September 30, 1999 was approximately $15.6 million, a $6.8 increase over approximately $8.8 million generated for the three months ended September 30, 1998. Net revenue generated for the six months ended September 30, 1999 was approximately $28.1 million, a $11.9 increase over approximately $16.2 million generated for the six months ended September 30, 1998. For the three months ended September 30, 1999 and 1998, dental center revenues aggregated to approximately $19.2 million and $11.7 million, respectively. For the six months ended September 30, 1999 and 1998, dental center revenues aggregated to approximately $35.4 million and $22.6 million, respectively. The dental center revenue and net revenue increases resulted substantially through additional practice affiliations with 24 dental practices since September 30, 1998.

OPERATING EXPENSES

The Company incurred operating expenses of approximately $14.9 million for the three months ended September 30, 1999, this increase of approximately $6.5 over approximately $8.4 million in operating expenses incurred for the three months ended September 30, 1998. The Company incurred operating expenses of approximately $26.5 million for the six months ended September 30, 1999, an increase of approximately $11.6 over approximately $14.9 million in operating expenses incurred for the six months ended September 30, 1998. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, and general and administrative expenses. These operating expense increases were mainly due to the affiliation of the Company with 24 additional practices since September 30, 1998.

General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, rent, consulting fees, travel (primarily related to practice development), office costs and other general corporate expenses. For the three months ended September 30, 1999, general and administrative expenses were approximately $1.42, million an increase of approximately $440,000 over approximately $960,000 in general and administrative expenses incurred for the three months ended September 30, 1998. General and administrative expenses represented 9.1% and 11.0% of net revenue for the three months ended September 30, 1999 and 1998, respectively. For the six months ended September 30, 1999, general and administrative expenses were approximately $2.4 million, an increase of approximately $600,000 over approximately $1.8 million in general and administrative expenses incurred for the six months ended September 30, 1998. General and administrative expenses represented 8.6% and 11.4% of net revenue for the six months ended September 30, 1999 and 1998, respectively.

Depreciation and amortization expenses were approximately $661,000 for the three months ended September 30, 1999 and approximately $294,000 for the three months ended September 30, 1998, an increase of $367,000. Depreciation and amortization represented 4.2% and 2.6% of expenses for the three months ended September 30, 1999 and 1998, respectively. The increase is due primarily to the acquisition of fixed assets and management services agreements in conjunction with practice affiliations. For the six months ended September 30, 1999 and 1998, depreciation and amortization expenses were approximately $1,192,000 and $396,000 respectively. For the six months ended September 30, 1999 and 1998, depreciation and amortization expense represented 4.2% and 2.4% respectively, of net revenue.

INCOME TAX EXPENSE

Income tax expense for the three months ended September 30, 1999 totaled approximately $250,000, an increase of approximately $138,000 over approximately $112,000 in income tax expense incurred for the three months ended September 30, 1998. Income tax expense approximated 48% and 28% of income before income taxes for the three months ended September 30, 1999 and 1998, respectively. Income tax expense for the six months ended September 30, 1999 totaled approximately $529,000, an increase of approximately $154,000 over approximately $375,000 in income tax expense incurred for the six months ended September 30, 1998. Income tax expense approximated 43% and 28% of income before income taxes for the six months ended September 30, 1999 and 1998, respectively. The Company expects the effective tax rate for income generated during fiscal 2000 will be 43%. The effective rate of 43% for fiscal 2000 results from permanent differences between financial reporting of expense and deductible expenses for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Current assets included approximately $65,000 in cash and $6.0 million in accounts receivable, due from affiliated practices. The day following the end of the fiscal quarter, the Company collected approximately $1.0 million in cash from the affiliated practices. At September 30, 1999 current liabilities consisted of approximately $2.3 million in accounts payable and accrued liabilities, mostly related to expenses of affiliated practices. Also included in current liabilities is the amount drawn on the line of credit of $9 million due June 1, 2000. The Company is in the process of refinancing the revolving bank credit facility. The Company believes that it will be successful in refinancing facility. The Company believes that cash on hand, together with the availability under the current revolving line of credit and other financing sources, will be sufficient to continue execution of its affiliation strategy. Any significant limitation on the Company's ability to obtain financing may have a material adverse effect on the Company.

The Company maintains a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect with acquisitions exceeding certain limits. At September 30, 1999 $9.0 million was outstanding under the revolving line of credit.

On July 1, 1999, the revolving bank credit facility was amended to permit the acquisition of Omega Orthodontics, Inc. In connection with the approval by the bank, the Company paid $100,000 as an amendment fee, and the term of the credit facility was shortened by one year. The term of the credit facility now will expire on June 1, 2000.

Cash used in investing activities for the six months ended September 30, 1999 and 1998 included approximately $207,000 and $566,000, respectively, for purchases of capital equipment and approximately $1.2 million and $2.9 million, respectively, for the purchase of intangibles associated with those new practice affiliations, respectively.

For the six months ended September 30, 1998, notes receivable were issued totaling approximately $1.1 million which represented payment of dental practice affiliation debts, and will be repaid by the affiliated practices over future years.

Cash generated from financing activities for the six-month period ended September 30, 1999 included draws on the revolving line of credit of $1.0 million. During the six-month period ended September 30, 1998, 375,000 shares of common stock were sold with the exercise of the underwriter's over-allotment option that provided net proceeds to the company of approximately $2.9 million.

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

The Company has received assurance that the systems implemented prior to the IPO are Y2K compliant. In addition, the Company has inventoried all hardware and software at the affiliated practices that process information related to practice management. The Company has estimated it will incur approximately $250,000 in affiliate practice computer upgrades for Y2K compliance. These upgrades are estimated to be completed by November 1999.

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

ITEM 1.  LEGAL PROCEEDINGS  - None

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS - none

ITEM 3.  DEFAULTS OF SENIOR SECURITIES - none

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION - none

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number            Description
------            -----------
3.1*              Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form S-1 (Registration No. 333-37633).

3.2* Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No.
                  333-37633)).

10.1* Agreement and Plan of Merger dated as of March 15, 1999 among the Company, Omega Orthodontics, Inc. and the stockholders of Omega Orthodontics, Inc. named therein (included as Annex to the Proxy Statement/Prospectus that is included in the Company's Registration Statement on Form S-4 (Registration No.
                  333-78335)).

10.2              $272,000 Promissory Note of Mack E. Greder, D.D.S., P.C.
                  issued to the Company, dated September 1, 1999.

10.3              $109,279.04 Promissory Note of David A. Little, D.D.S., P.C.
                  issued to the Company, dated September 30, 1999.

27.1              Financial Data Schedule.

---------------------

*Incorporated herein by reference as indicated.

(b) Reports of Form 8-K

         Current Report on Form 8-K dated July 1, 1999 was filed on July 15, 1999 (Item 2. Acquisition or Disposition of Assets and Item 5. Financial Statements and Exhibits), which contained the unaudited financial statements of Omega Orthodontics, Inc. for the quarter ended March 31, 1999.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Pentegra Dental Group, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PENTEGRA DENTAL GROUP, INC.

                              Dated:  11/15/1999
                                    ---------------------

                              /s/  Sam H. Carr
                              ---------------------------
                              By:  Sam H. Carr
                              Sr. Vice President - Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number            Description
------            -----------
3.1*              Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form S-1 (Registration No. 333-37633).

3.2* Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No.
                  333-37633)).

10.1* Agreement and Plan of Merger dated as of March 15, 1999 among the Company, Omega Orthodontics, Inc. and the stockholders of Omega Orthodontics, Inc. named therein (included as Annex to the Proxy Statement/Prospectus that is included in the Company's Registration Statement on Form S-4 (Registration No.
                  333-78335)).

10.2              $272,000 Promissory Note of Mack E. Greder, D.D.S., P.C.
                  issued to the Company, dated September 1, 1999.

10.3              $109,279.04 Promissory Note of David A. Little, D.D.S., P.C.
                  issued to the Company, dated September 30, 1999.

27.1              Financial Data Schedule.

---------------------

*Incorporated herein by reference as indicated.