Form 10-Q
period 1999-12-31
PENTEGRA DENTAL GROUP INC
filed 2000-02-14
CIK 1042291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _________ TO _________.

                             COMMISSION FILE NUMBER
                                     1-13725
                           PENTEGRA DENTAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        76-045043
       (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       2999 NORTH 44TH STREET, STE.  650, PHOENIX, ARIZONA             85018
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (602) 952-1200

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at February 4, 2000, was 10,693,491.

                             FORM 10-Q REPORT INDEX




    10-Q PART AND ITEM NO.

    PART I - FINANCIAL INFORMATION                                                                        PAGE

      Item 1 - Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets as of December 31, 1999 and
           March 31, 1999............................................................................        3

           Consolidated Statements of Operations for the Three and Nine
           Months Ended December 31, 1999 and December 31, 1998......................................        4

           Consolidated Statement of Changes in Shareholders'
           Equity as of December 31, 1999............................................................        5

           Consolidated Statements of Cash Flows for the Nine
           Months Ended December 31, 1999 and December 31, 1998......................................        6

           Notes to Consolidated Financial Statements ...............................................        7

      Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................................................        8

    PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.....................................................................       11

      Item 2 - Change in Securities and use of Proceeds..............................................       11

      Item 3 - Defaults of Senior Securities.........................................................       11

      Item 4 - Submission of Matters to a Vote of Security Holders...................................       11

      Item 5 - Other Information.....................................................................       11

      Item 6 - Exhibits and Reports on Form 8-K......................................................       11

      Signature......................................................................................       12


PART I. FINANCIAL INFORMATION


ITEM I. FINANCIAL STATEMENTS





               PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)


                                                                    December 31,     March 31,
                                                                       1999            1999
                                                                    (Unaudited)

                                    Assets

Current assets:

  Cash and cash equivalents                                         $    406        $  1,047
  Receivables from affiliated practices, net of
      allowance for doubtful accounts of $309 and $125
      at December 31, 1999 and March 31, 1999                          5,209           5,659
  Prepaid and other current assets                                       739             465
  Notes receivable from affiliated practices - current                   652             286
                                                                    --------        --------
      Total current assets                                             7,006           7,457

Property and equipment, net                                            6,927           6,171
Intangible assets, net                                                26,174          21,848
Notes receivable from affiliated practices, net                        1,719             971
Other assets                                                              90              --
Deferred tax asset                                                     1,901             680
                                                                    --------        --------
      Total assets                                                  $ 43,817        $ 37,127
                                                                    ========        ========



                     Liabilities and Shareholders' Equity


Current liabilities:
  Line of credit                                                    $  9,500        $     --
  Current portion of long term debt                                      480             537
  Accounts payable and accrued liabilities                             1,921           1,756
  Accrued employment agreement                                           470             940
                                                                    --------        --------
    Total current liabilities                                         12,371           3,233


Line of credit                                                            --           8,000
Convertible subordinated notes                                         4,422           4,566
Shareholders' notes                                                      459             568
Long term debt                                                         1,558              --

Commitments and contingencies

Shareholders' equity
  Common stock, $.001 par value 40,000,000 shares authorized,
  10,995,866 and 9,102,503 shares outstanding at
  December 31, 1999 and March 31, 1999, respectively                      11               9
  Additional paid-in capital                                          25,640          21,823
  Accumulated deficit                                                   (203)         (1,072)
  Less: Treasury shares at cost, 302,375 shares at
  December 31, 1999                                                     (441)             --
                                                                    --------        --------
     Total shareholders' equity                                       25,007          20,760
                                                                    --------        --------
     Total liabilities and shareholders' equity                     $ 43,817        $ 37,127
                                                                    ========        ========


     The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)




                                                                          Three Months Ended                 Nine Months Ended
                                                                              December 31,                      December 31,
                                                                           1999            1998              1999             1998
Net revenue                                                             $ 14,967         $  9,851         $ 43,025         $ 26,039
   Operating expenses:
    Clinical salaries, wages and benefits                                  5,720            3,583           17,240            9,952
    Dental supplies and lab fees                                           2,886            2,030            7,967            4,836
    Rent                                                                   1,032              788            3,020            2,042
    Advertising and marketing                                                470              188            1,128              468
    General and administrative                                             1,673            1,411            4,102            3,248
    Other operating expenses                                               2,306            1,595            5,901            3,577
    Depreciation and amortization                                            674              293            1,866              689
                                                                        --------         --------         --------         --------
    Total operating expenses                                              14,761            9,888           41,224           24,812
                                                                        --------         --------         --------         --------

    Earnings (loss) from operations                                          206              (37)           1,801            1,227

 Interest expense                                                           (391)            (167)            (930)            (170)
 Interest income                                                              62               89              148              172
 Other income                                                                131               --              212               --
                                                                        --------         --------         --------         --------
 Income (loss) before income taxes and extraordinary item                      8             (115)           1,231            1,229
    Income tax expense (benefit)                                              49             (885)             579             (511)
                                                                        --------         --------         --------         --------
 Income (loss) before extraordinary item                                     (41)             770              652            1,740
 Extraordinary item-gain on debt forgiveness(net of tax
   effect of $133)                                                           217               --              217               --
                                                                        --------         --------         --------         --------
 Net income                                                             $    176         $    770         $    869         $  1,740
                                                                        ========         ========         ========         ========
 Basic and diluted earnings per share
   Earnings before extraordinary item                                   $  (0.00)        $   0.10         $   0.06         $   0.23
   Extraordinary item                                                       0.02               --             0.02               --
                                                                        --------         --------         --------         --------
   Net earnings                                                         $   0.02         $   0.10         $   0.08         $   0.23
                                                                        ========         ========         ========         ========
 Weighted average number of shares
    outstanding - basic and diluted                                       10,802            7,961           10,249            7,457
                                                                        ========         ========         ========         ========



     The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)




                                                                      Additional                                          Total
                                               Common Stock             Paid-In      Accumulated       Treasury        Shareholders'
                                          Shares          Amount        Capital        Deficit          Stock            Equity

Balances, March 31, 1999                   9,103         $     9        $21,823        $(1,072)       $                 $20,760

Issuance of common stock                   1,893               2          3,817                                           3,819

Shares repurchased                          (302)             --             --                           (441)            (441)

Net income                                    --              --             --            869                              869
                                          ------         -------        -------        -------         --------         -------
Balances, December 31, 1999               10,694         $    11        $25,640        $  (203)        $  (441)         $25,007
                                          ======         =======        =======        =======         ========         =======



     The accompanying notes are an integral part of the financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in thousands)


                                                                               Nine Months Ended
                                                                                 December 31,
                                                                              1999            1998

Net cash provided by used by operating activities                           $   (556)       $ (4,376)

Cash flows from investing activities
     Capital expenditures                                                       (245)         (1,063)
     Acquisitions of affiliated dental practices net of cash acquired         (1,230)         (6,314)
     Issuance of notes receivable                                                 --          (1,168)
     Repayment of notes receivable                                               121              --
                                                                            --------        --------
              Net cash used by investing activities                           (1,354)         (8,545)
                                                                            --------        --------
Cash flows from financing activities
     Proceeds from issuance of common stock                                                    2,930
     Proceeds from line of credit                                              1,500           8,000
     Repayment of long term debt                                                (231)
                                                                            --------        --------
               Net cash provided by financing activities                       1,269          10,930
                                                                            --------        --------

Net change in cash and cash equivalents                                         (641)         (1,991)
Cash and cash equivalents, beginning of period                                 1,047           6,708
                                                                            --------        --------
Cash and cash equivalents, end of period                                    $    406        $  4,717
                                                                            ========        ========
Supplemental disclosures of cash flow information:

Convertible subordinated notes reduced to
     offset Receivables from affiliated practices                           $    144        $     --

Capital Leases                                                              $  1,061        $     --


     The accompanying notes are an integral part of the financial statements

1.   ORGANIZATION AND BASIS OF PRESENTATION

Pentegra Dental Group, Inc. (the "Company") provides practice management services to dental practices throughout the United States. As of December 31, 1999, the Company managed 100 affiliated practices ("Affiliated Practices") in 30 states.

The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended December 31, 1999 and 1998.

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

2.  INCOME TAXES

Income tax expense approximated 47% of income before income taxes for the nine months ended December 31, 1999. The Company expects the effective tax rate for income generated during fiscal 2000 will be 47%. The effective rate of 47% for fiscal 2000 results from permanent differences between financial reporting of expense and deductible expenses for income tax purposes.

The income tax benefit for the nine months ended December 31, 1998 resulted from the Company recognizing a deferred tax asset of $817,000.

3.  EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Diluted earnings per share are not separately presented because such amounts would be the same as amounts computed for basic earnings per share.

Outstanding options to purchase 1,196,073 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three and nine months ended December 31, 1999, respectively, because their effect would have been antidilutive.

4.  EXTRAORDINARY ITEM

In December 1999, a member of the Board of Directors forgave $350,000 previously due him by the Company. The net extraordinary gains to the Company after a tax effect was $217,000.

5.  ACQUISITION OF LIBERTY DENTAL ALLIANCE, INC.

The Company finalized the merger with Liberty Dental Alliance, Inc. ("Liberty") in October 1999. The consideration paid for the corporate entity consisted of approximately $420,000 in cash, 150,194 shares of Pentegra common stock, and 26,302 options to purchase Pentegra common stock. The merger was accounted for under the purchase method of accounting.

6.  PRACTICE AFFILIATIONS

During the nine months ended December 31, 1999, the Company entered into four new affiliation agreements. These agreements call for a management service fee which averages 7% in exchange for certain management services without the cost of the acquisition of tangible and intangible assets. The Company also has acquired an option to purchase the assets of these practices.

During the quarter ended December 31, 1999, the management services agreement and asset ownership of two affiliated dental practices ceased, due to the physical disability of one of the owner dentists and the disadvantageous nature of the location of another. In exchange for the termination of the management services agreements and the transfer of title of the assets back to the practices, Pentegra received the majority of the stock provided to the owner dentists at the time of acquisition and payment of all outstanding service fees. Shares returned to the Company have been recorded as treasury stock. The net result of these two transactions was a non-operating gain of approximately $107,000 during the quarter ended December 31, 1999.

returned to the Company have been recorded as treasury stock. The net result of these two transactions was a non-operating gain of approximately $107,000 during the quarter ended December 31, 1999.

7.  NOTES RECEIVABLE

Notes receivable consists of notes from affiliate practices, bearing interest of 0-9% with terms ranging from one to fourteen years. The notes resulted from advances made to certain practices to assist them in acquiring other practices or working capital advances. As of December 31, 1999, notes receivable totaled approximately $2.3 million. Notes totaling approximately $375,000 are due from two affiliate dentist members on the board of directors.

8.  COMMITMENTS AND CONTINGENCIES

In December 1999, twelve former owners of certain dental practices acquired by the Company in March 1998 filed a lawsuit against the Company in the 190th District Court of Harris County, Texas. The lawsuit alleges that the Company committed a breach of contract relating to services rendered in connection with the management services agreements. The Company believes that the asserted claims are without merit and intends to defend itself vigorously. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, if the Company does not prevail, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.


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

RESULTS OF OPERATIONS (UNAUDITED)

Following completion of the IPO on March 30, 1998, the Company began operations effective April 1, 1998. Management service fee recognition and related expenses began April 1, 1998, and the Company began managing 51 dental practices in 18 states. On July 1, 1999, the Company completed its acquisition of Omega Orthodontics, Inc., which included 15 orthodontic practices with annualized practice revenue of approximately $11 million. In October 1999, the Company finalized the merger with Liberty Dental Alliance, Inc.. At December 31, 1999, the Company was affiliated with 101 practices in 30 states.

COMPONENTS OF REVENUES AND EXPENSES

Under the terms of the typical management services agreement with an affiliated practice, the Company becomes the exclusive manager and administrator of all non-dental services relating to the operation of an affiliated practice. The obligations of the Company include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the affiliated practices. In addition, the Company incurs general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the typical services agreement and subject to applicable law, the Company is paid a management fee comprised of two components: (1) the costs incurred by it on behalf of the affiliated practice, and (2) a management fee either fixed in amount, approximating 15% of the affiliated practice's operating profit (before dentist compensation), 35% of the Affiliated practice's collected gross revenue ("Service Fee"). Therefore, net revenues represent amounts earned by the Company under the terms of its management services agreements with the Affiliated Practices, which generally equate to the sum of the Service Fees and the operating expenses that the affiliated practices paid to the Company under the service agreements.


NET REVENUE

Net revenue generated for the three months ended December 31, 1999 was approximately $14.9 million, a $5.1 million increase over approximately $9.8 million generated for the three months ended December 31, 1998. Net revenue generated for the nine months ended December 31, 1999 was approximately $43.0 million, a $17.0 million increase over approximately $26.0 million generated for the nine months ended December 31, 1998. For the three months ended December 31, 1999 and 1998, dental center revenues aggregated to approximately $18.5 million and $12.7 million, respectively. For the nine months ended December 31, 1999 and 1998, dental center revenues aggregated to approximately $54.3 million and $35.3 million, respectively. The dental center revenue and net revenue increases resulted substantially through additional practice affiliations with 18 dental practices since December 31, 1998.


OPERATING EXPENSES

The Company incurred operating expenses of approximately $14.8 million for the three months ended December 31, 1999, a decrease of approximately $5.0 million over approximately $9.8 million in operating expenses incurred for the three months ended December 31, 1998. The Company incurred operating expenses of approximately $41.2 million for the nine months ended December 31, 1999, an increase of approximately $16.4 over approximately $24.8 million in operating expenses incurred for the nine months ended December 31, 1998. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, and general and administrative expenses. These operating expense increases were mainly due to the affiliation of the Company with 18 additional practices since December 31, 1998.

General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, rent, consulting fees, travel office costs and other general corporate expenses. For the three months ended December 31, 1999, general and administrative expenses were approximately $1.67 million, an increase of approximately $260,000 over approximately $1.4 million in general and administrative expenses incurred for the three months ended December 31, 1998. General and administrative expenses represented 11.2% and 14.3% of net revenue for the three months ended December 31, 1999 and 1998, respectively. For the nine months ended December 31, 1999, general and administrative expenses were approximately $4.1 million, an increase of approximately $850,000 over approximately $3.2 million in general and administrative expenses incurred for the nine months ended December 31, 1998. General and administrative expenses represented 9.5% and 12.4% of net revenue for the nine months ended December 31, 1999 and 1998, respectively. The increase in general and administrative costs occurred to provide services to the increased number of dental practices.

Depreciation and amortization expenses were approximately $674,000 for the three months ended December 31, 1999 and approximately $293,000 for the three months ended December 31, 1998, an increase of $381,000. Depreciation and amortization represented 4.5% and 2.9% of expenses for the three months ended December 31, 1999 and 1998, respectively. The increase is due primarily to the acquisition of fixed assets and management services agreements in conjunction with practice affiliations. For the nine months ended December 31, 1999 and 1998, depreciation and amortization expenses were approximately $1.9 million and $700,000 respectively. For the nine months ended December 31, 1999 and 1998, depreciation and amortization expense represented 4.3 % and 2.6% respectively, of net revenue.

INCOME TAX EXPENSE

Income tax expense for the three months ended December 31, 1999 totaled approximately $49,000. Income tax expense for the three months ended December 31, 1999 was $49,000, an amount greater than income before taxes of $8,000. This occurred because certain amortization expenses were deducted to arrive at net income, but are not deductible for income tax purposes. The company recognized a tax asset of $817,000 during the three months ended December 31, 1998. The company concluded that it was more likely then not it would utilize certain tax assets in future years. Income tax expense for the nine months ended December 31, 1999 totaled approximately $579,000, an increase of approximately $1.1 million over the net tax benefit of $511,000 recognized for the nine months ended December 31, 1998. Income tax expense approximated 47% for the nine months ended December 31, 1999. The Company expects the effective tax rate for income generated during fiscal 2000 will be 47%. The effective rate of 47% for fiscal 2000 results from permanent differences between financial reporting of expense and deductible expenses for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

Current assets at December 31, 1999 included approximately $406,000 in cash and $5.2 million in accounts receivable, due from affiliated practices. At December 31, 1999 current liabilities consisted of approximately $1.9 million in accounts payable and accrued liabilities, mostly related to expenses of affiliated practices. Also included in current liabilities is the amount drawn on the line of credit of $9.5 million due June 1, 2000. The Company is in the process of refinancing the revolving bank credit facility. The Company believes that it will be successful in refinancing the facility. The Company believes that cash on hand, together with the availability under the current revolving line of credit and other financing sources, will be sufficient to continue execution of its affiliation strategy. Any significant limitation on the Company's ability to obtain financing may have a material adverse effect on the Company.

The Company maintains a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect with acquisitions exceeding certain limits. At December 31, 1999 $9.5 million was outstanding under the revolving line of credit.

On July 1, 1999, the revolving bank credit facility was amended to permit the acquisition of Omega Orthodontics, Inc. In connection with the approval by the bank, the Company paid $100,000 as an amendment fee, and the term of the credit facility was shortened by one year. The term of the credit facility now will expire on June 1, 2000.

Cash used in investing activities for the nine months ended December 31, 1999 and 1998 included approximately $245,000 and $1.1 million, respectively, for purchases of capital equipment and approximately $1.2 million and $6.3 million, respectively, for the purchase of intangibles associated with those new practice affiliations, respectively.

For the nine months ended December 31, 1998, $1.2 million in notes receivable were issued in conjunction with the acquisition of practice assets.

Cash generated from financing activities for the nine-month period ended December 31, 1999 included draws on the revolving line of credit of $1.0 million. During the nine-month period ended December 31, 1998, 375,000 shares of common stock were sold with the exercise of the underwriter's over-allotment option that provided net proceeds to the company of approximately $2.9 million.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

In December 1999, the Company obtained a temporary restraining order in Harris County Texas, District Court against a practice related to its alleged breach of certain employment covenants. In response, twelve former owners of certain dental practices acquired by the Company in March 1998 intervened into that lawsuit. The lawsuit alleges that the Company committed a breach of contract relating to services rendered in connection with the management services agreements. The Company continues to provide services under these agreements and the practices continue to pay reimbursed expenses and service fees. The Company has demanded arbitration of the claims as required by the agreements. The Company believes that the asserted claims are without merit and intends to defend itself vigorously and has asserted counter claims of its own. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, if the Company does not prevail, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS - none

ITEM 3.  DEFAULTS OF SENIOR SECURITIES - none

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

ITEM 5.  OTHER INFORMATION - none

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27.1              Financial Data Schedule.

----------
*Incorporated herein by reference as indicated.

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


        27.1            Financial Data Schedule