Form 10-K
period 2000-03-31
PENTEGRA DENTAL GROUP INC
filed 2000-07-14
CIK 1042291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X] Annual Report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the fiscal year
                              ended March 31, 2000.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at June 15, 2000 was 10,798,130.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

      The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant June 15, 2000 was approximately $5,136,000 based upon the closing price per share of the Registrant's Common Stock as reported on the American Stock Exchange of $.88. As of June 15, 2000, there were 10,798,130 outstanding shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on July 28, 2000 are incorporated by reference into Part III of this Report.

FORM 10-K REPORT INDEX
PART I
Items 1 and 2.       Business and Properties                                                                   3
Item 3.              Legal Proceedings                                                                        14
Item 4.              Submission of Matters to a Vote of Security Holders                                      14

PART II
Item 5.              Market for Registrant's Common Stock and Related Shareholder Matters                     15
Item 6.              Selected Financial Data                                                                  16
Item 7.              Management's Discussion and Analysis of Financial Condition and Results of Operations    17
Item 7A.             Quantitative and Qualitative Disclosures about Market Risk                               23
Item 8.              Financial Statements and Supplementary Data                                              24
Item 9.              Changes In and Disagreements With Accountants on Accounting and Financial Disclosure     46

PART III
Item 10.             Directors and Executive Officers of the Registrant                                       46
Item 11.             Executive Compensation                                                                   47
Item 12.             Security Ownership of Certain Beneficial Owners and Management                           47
Item 13.             Certain Relationships and Related Party Transactions                                     47

PART IV
Item 14.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K                      47,48,49


FORWARD-LOOKING STATEMENTS

         Statements contained in this Report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in Item 1. "Business", Item 5. "Market for Registrant's Common Stock and Related Shareholder Matters" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as statements regarding the development of an e-business strategy, the proposed modifications of management service agreements with affiliated practices, projections of the Company's future earnings, funding of the Company's operations and capital expenditures, payment or nonpayment of dividends and liquidity needed for the future.

         Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in laws regulating the practice of dentistry or the interpretation of such laws, competition from other dentists or practice management companies, changes in the Company's operating strategy, the ability of the Company to effectively manage the number of markets in which the dental practices are located and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

                                     PART I

ITEMS 1. AND 2.            BUSINESS AND PROPERTIES

Overview

     Pentegra Dental Group, Inc. (the "Company" or "Pentegra") provides management, administrative, development and other services to dental practices throughout the United States. Pentegra's approach to dental practice management has historically been designed to increase revenues and lower costs at an affiliated dental practice ("Affiliated Practices") while freeing the practicing dentists to focus on the delivery of high-quality care. Pentegra earns management service fees under long-term service agreements with Affiliated Practices. In most cases, service fees payable to Pentegra under the service agreements it has with its Affiliated Practices represent a share of the Affiliated Practices' operating profits, thereby providing incentives for Pentegra and the Affiliated Practices to work together to maximize practice profitability. In other cases, service fees are a percentage of dental practice collections. As indicated below and in Item 7, Management's Discussion and Analysis, the focus of the Company's strategic direction has changed toward providing Business to Business dental management services through the Internet.

    As of March 31, 2000, Pentegra has entered into service agreements with 96 Affiliated Practices, which include approximately 135 dentists and 106 dental offices located in 29 states (the "Affiliates"). In addition, Pentegra acquired the assets of a consulting firm, Pentegra, Ltd., which was founded in 1988, and a seminar company, Napili International ("Napili"), which was founded in 1963. The clinical, administrative and marketing training developed and provided by these companies to practicing dentists and their teams were the foundation for the Company's approach to dental practice management ("the Pentegra Dental Program".) The Pentegra Dental Program is available exclusively to Affiliated Practices.

    Pentegra believes it has several advantages that would lead dental practices to seek to affiliate with Pentegra: (i) Pentegra and the Affiliated Practices focus on providing traditional fee-for-service dental care, which Pentegra believes is highly profitable and professionally rewarding for dentists; (ii) the Pentegra Dental Program offers proven techniques to increase practice profitability substantially; and (iii) affiliation with Pentegra enables Affiliated Practices to benefit from professional management techniques, economies of scale in administrative and other functions, and enable affiliated dentists to dedicate more time and effort towards the growth of their practices.

     In the third and fourth quarter of fiscal 2000, the Company announced that it would be implementing a new business strategy to change the current practice management business focus to an e-business strategy. A name change of the Company to "e-dentist.com" was approved by the Board in April, 2000. The name change will be submitted to a shareholder vote at the August 25, 2000 Annual Meeting.

     Management has begun the development of a Business-to-Business Web site focussing on the following on-line services:

         1.   e-LEARNING - Live and on-line interactive learning

         2. DENTAL CAREERS - Employment opportunities for both employers and employees

         3. PRACTICE SERVICES - Payroll, human resources, practice enhancement, patient financing, etc.

         4. COMMUNITY - Dental and professional idea communication in chat rooms and message boards

         5. PURCHASING - Dental supplies and equipment purchasing from major suppliers to all dentist

     The Company has developed a Web site and executed various channel partnership agreements with other entities to help provide the on-line services described above and disclosed these in various press releases. In early May 2000, the Company launched the first generation Web site, and expects to increase its functionality. The current focus of functionality is concentrated toward revenue generation for the Company. The Company anticipates a substantial portion of the Web site will be completed and operational by December 2000.

    The Company is proposing to modify, some of which were modified in July 2000, its current management service agreement structure (from 25-40 year terms) to five years, and decrease and fix the future monthly management fees. The proposed terms must be acceptable to both the Company and the Affiliated Practices. The new service agreement will modify the type of services the Company will provide each Affiliated Practice. The modification of the terms will include the following:

         1. The payroll and payables process will cease. All practice expenses will be paid by the dentist and not reimbursed. All employees will become employees of the dentists and payroll will be processed at the practice level.

         2. Management fees will be 90% of fiscal year 2000 fees and fixed for three years, drawn weekly at the agreed upon fixed amount.

         3. All accounts receivable currently outstanding will be paid, either in cash or by signing a three-year, interest-bearing note at 10%.

         4. Assets and other equipment will be transferred back to the doctors at the end of the amended management service agreement term, at a nominal value.

     In July 2000, approximately half of the Company's service agreements were modified on the foregoing basis.

     Based on the proposed modifications of the management services agreements that must be accepted by both the Company and Affiliated Practice, the Company has prepared an analysis to determine the recoverability of the management service agreement intangible asset grouped at the practice level for which there are identifiable cash flows. The Company has prepared the analysis by calculating the expected undiscounted future cash flows under the proposed amendments to the management service agreements less the carrying amount of the intangible asset and has determined that the majority of the intangible asset will be impaired. The Company will recognize an impairment charge when and if its proposed modifications are accepted by the Affiliated Practice. There is no assurance which Affiliated Practices will accept the proposed modifications; however, if accepted the amount of the impairment is estimated to be approximately $18 million if substantially all of the Affiliated Practices accept the proposed modifications, and will be recorded in the period in which the management service agreements are amended. The periods effected are anticipated to be the quarters ending June 30 and September 30, 2000. The fair value of the management service agreement will be amortized over the remaining term of the modified management service agreement.

Industry Overview

     According to the U.S. Health Care Financing Administration ("HCFA"), dental expenditures in the United States increased from $31.6 billion in 1990 to $50.6 billion in 1997. HCFA also projects that dental expenditures will reach approximately $95.2 billion by 2007, representing an increase of approximately 88% over 1997 dental expenditures. The Company believes there are several factors that will drive growth in dental expenditures in the United States, including (i) the aging of the population, which increases the demand for restorative and maintenance procedures (e.g. crowns, bridges and implants) that tend to be more profitable than routine procedures (e.g. cleanings and fillings); (ii) the increasing attention to dental health and wellness, with greater emphasis on personal appearance, which increases the demand for general dentistry services and, in particular, cosmetic dental procedures (e.g., porcelain bonding and bleaching), which also tend to be more profitable than routine procedures; and (iii) the increasing percentage of the population covered by some form of dental insurance, which, according to the National Center for Health Statistics, makes patients more likely to seek treatment from their dentist. Payments for dental services are made either directly by patients or by third-party payors. Third-party payors primarily consist of private insurance indemnity plans, preferred provider organizations ("PPOs") and dental health maintenance organizations and other managed care programs ("DHMOs"). Private indemnity insurance companies typically pay for a patient's dental care on a fee-for-service basis, while PPO plans pay on a discounted fee-for-service basis. DHMO plans typically pay on a per-person, per month basis regardless of the level of service provided to the patient. In the case of both PPOs and DHMOs, patients typically must pay on a fee-for-service basis for any services outside the limited range of dental procedures covered. According to the 1997 Mercer Consulting Group survey of Employer-Sponsored Health Plans, approximately 86% of the respondents in that survey reported that they offer their employees dental plans that pay for dental services on a fee-for-service basis, while approximately 22% of the plans surveyed are PPO and DHMO plans (i.e., discounted fee-for-service payments or capitated payments). According to HCFA, only approximately four percent of all payments for dental care are made under the Medicaid program (which provides limited coverage for indigent children), with no coverage being provided by the Medicare program. In a 1995 survey, the American Dental Association ("ADA") reported that there were approximately 153,000 active dentists in the United States, approximately 88% of whom were practicing either alone or with only one other dentist. In recent years, dentists have begun to consolidate into affiliated groups and with practice management organizations. Dentists who affiliate with practice management companies gain several benefits, such as opportunities to achieve economies of scale, to implement cost management techniques and to gain access to capital for new equipment and other working capital needs.

     Executive management of Pentegra Dental Group, Inc. (the "Company") has committed to entering Internet commerce via Web sites that will provide services, both free and chargeable, in Business-to-Business ("B2B") as well as consumer market sectors. The Company's core competencies currently include dental practice management and consulting, education of dental professionals, and financial management. The services are currently only offered to the practices owned by or affiliated with the Company. Additionally, the Company has negotiated volume purchase agreements with suppliers of dental supplies and passes those discounts along to owned practices. The Company maintains a public Web site for marketing, public relations, and investor information and a private Web site for administrative support, financial information, accounts payable and payroll, and communication. Most of the Company's on-line services are available only through dial-up links that are not browser-based.

     The Company intends to deploy a B2B dental Web site that will provide a broad range of services to dental practices across the United States and the world using the Internet. The Company intends to form strategic marketing alliances with dental supply distributors, industry consultants and service vendors to market services on-line. In exchange for discounts on supplies or services, the Company will provide the vendors with an on-line interface to their products. In addition to individual dentist membership fees and a la carte purchases, the Company will charge a small commission/fee per transaction to the vendor. In this manner, the vendors can expand their market share while reducing the cost for each transaction. Because of the large volume projected, most of the discount will be passed on to the participating dental practice, thus reducing their practice expenses while increasing their productivity with the reduction in office management overhead. Additionally, vendor logos and ties will be displayed prominently on the Web site, and vendors will pay the Company a fee for their presence there.

     The Company believes that there is a market for providing a dedicated web site that supplies products and services directly to practices. By providing a convenient, easy-to-use interface and broadband system access, the Company believes that it will capture significant market share within the first three years of the web site's initiation. The Company believes that the key to rapid expansion is both convenient service and low cost. The Company also believes that a significant market share will enable the Company to negotiate preferential alliances with suppliers of dental products and content.

     The Company's goal is to become the primary distributor for products and services supplied to dental practices. In order to meet this goal, the Company plans to form alliances with key vendors and content providers. The Company intends to work closely with alliance partners within its distribution network to market products/services and to provide industry news on technology and practice management.

     The Company intends to use the sales and distribution networks of its strategically allied partners. The sales networks will be national in scope and focus specifically on dental practices. The Company believes its product will be positioned effectively as a "value added" distribution network to many national and international suppliers.

     In addition to its alliance program, the Company intends to market its services through more traditional means. The Company intends to attend most major national and state dental association meetings to demonstrate and market its product. The Company believes that the majority of initial enrollments will occur at these meetings. Concentration on dental association meetings will enable the Company to introduce its product to the largest number of dentists without having to develop a national sales organization. The Company also plans to market its products through advertisement in dental industry journals and publications.

     The creation of a large, on-line dental community is expected to create substantial stimulation of on-line e-commerce within the dental industry. The Company's strategy is to create a network of market and strategic alliance partners with enough size to mitigate adverse competitive actions of its competitors. The Company is anticipating additional "co-op" advertising and joint marketing programs with its allied partners.

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

     The Pentegra Dental Program is a cooperative approach that emphasizes patient wellness and involves the dentist and his or her patient mutually agreeing on a program to achieve and maintain optimal oral health. In addition to technical seminars on the current clinical thinking in dentistry, Pentegra provides seminars both live and interactive using Internet technology and on-site training and support to assist affiliated dentists (who will control the practice of dentistry at Affiliated Practices) and their teams to communicate effectively with each patient regarding the type and value of care needed, obtain the patient's commitment to a treatment plan and then implement the agreed-upon treatment plan. An initial on-site consulting and training session is provided to Affiliated Practices lasting from one to three days, with subsequent sessions as necessary. At each initial session, Pentegra performs an analysis that includes on-site observation of the dental practice, monitoring of the clinical staff and patient flow, as well as a review of the charting and record documentation of the care provided. This process identifies areas where improvements might be made in the day-to-day operations of the dental practice, including changes in personnel and facility utilization, patient scheduling and communication (both between the dentist and his or her staff and between all dental practice personnel and its patients). In addition, the dental practice's personnel, including its dentists, are introduced to techniques designed to (i) improve communication among them and
(ii) sensitize them to becoming more confident and consistent in their communications with patients to ensure that each patient is fully informed and agrees with the dentist on a mutually acceptable treatment plan. Pentegra and the Affiliated Practices monitor the patients' treatment plans by using active recall systems to ensure that scheduled treatments are actually performed. The Pentegra Dental Program stresses quality of care and personal attention, both of which Pentegra believes are highly valued by patients and help achieve treatment plan acceptance. Pentegra is developing a statistical database for each Affiliated Practice to define and measure the standard of care and assure that the desired standards are being achieved.

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

     The service fees payable under the service agreements to Pentegra by the professional corporations or associations formed by the dentist-owners of the Affiliated Practices were determined initially and some have been subsequently amended in arm's-length negotiations among the parties. Those Affiliated Practices that have revenues greater than the average amount of revenues generated by the Affiliated Practices will typically require more administrative and other services from Pentegra than those Affiliated Practices with lower than average revenues. Such fees, together with reimbursement for operating and non-operating expenses of each Affiliated Practice paid by Pentegra pursuant to the service agreements, are payable monthly and consist of various combinations of the following: (i) a percentage (ranging from 30% to 40%) of the Affiliated Practice's revenues related to dental services less operating expenses associated with the operation of the Affiliated Practice; (ii) a percentage (16%) of the Affiliated Practice's dental service revenues, not to exceed a percentage (35%) of the difference between those revenues and operating expenses associated with the operation of the Affiliated Practice; (iii) the greater of
(a) a percentage (not to exceed 35%) of the Affiliated Practice's revenues related to dental services less operating expenses associated with the operation of the Affiliated Practice or (b) a specified fixed fee or (iv) a percentage (15%) of the Affiliated Practice's net collected revenues. In addition, with respect to four of the Affiliated Practices, the Service Fees are based on fixed fees that are subject to renegotiations on an annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Each service agreement as originally executed is for an initial term of 30 to 40 years, with automatic extensions (unless specified notice is given) of five years. The service agreement may be terminated by either party if the other party (i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice. In addition, the service agreement may be terminated by Pentegra (i) if the Affiliated Practice or a dental employee engages in conduct for which the dental employee's license to practice dentistry is revoked or suspended or is the subject of any restrictions or limitations by any governmental authority to such an extent that he, she or it cannot engage in the practice of dentistry or (ii) upon a breach by the dentist of the employment agreement between the Affiliated Practice and the dentist Subsequent to the end of fiscal 2000, the Company has indicated a comprehensive plan which includes reducing the terms of all service agreements to a total of five years provided the practices make and continue with certain commitments. See Management's Discussion and Analysis for more detail (Section 7).

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

    The Company is proposing to modify, some of which were modified in July 2000, its current Management Service Agreement structure (from 25-40 year terms) to five years, and decrease and fix the future monthly management fees. The proposed terms must be acceptable to both the Company and the Affiliated Practices. The new service agreement will modify the type of services the Company will provide each Affiliated Practice. The modification of the terms will include the following:

         1. The payroll and payables process will cease. All practice expenses will be paid by the dentist and not reimbursed. All employees will become employees of the dentists and payroll will be processed at the practice level.

         2. Management fees will be 90% of fiscal year 2000 fees and fixed for three years, drawn weekly at the agreed upon fixed amount.

         3. All accounts receivable currently outstanding will be paid, either in cash or by signing a three-year, interest-bearing note at 10%.

         4. Assets and other equipment will be transferred back to the doctors at the end of the amended management service agreement term, at a nominal value.

     In July 2000, approximately half of the Company's service agreements were modified on the foregoing basis.

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

Management Information Systems

     The Company utilizes an integrated server-based information system to track important operational and financial data related to each Affiliated Practice's performance. The Company's management information system utilizes direct phone lines, data lines or the Internet to collect from each Affiliated Practice, on a daily basis, data on patients seen, number and type of procedures performed, billing and collections, and other data needed for financial reporting and analysis. The Company compiles and analyzes this data in order to promote efficiency and assure high quality care at Affiliated Practices, as well as maintain necessary financial controls. The Company's management information system also enables the Company to centralize certain functions, such as elements of purchasing, accounts payable and payroll processing, and achieve economies of scale. Financial reporting to the Affiliated Practices is performed automatically, through nationally known financial software that interfaces with and delivers electronic reports via the internet.

Current Technology Infrastructure

     Management believes the current hardware configuration utilized by the Company is sufficient to host the current and new Web site. Further, it has sufficient capacity to perform the anticipated growth in transaction volume. The Company currently intends to host its own Web site, and such hosting will not bring any significant incremental costs.

     The Company has already invested considerable time on system development. To date, development has focused on database functions and development database objects that link disparate databases into one common interface. The development of database objects is crucial to the quick development of user interfaces. It is the database objects that are the "intermediary" between the user interface and the back office systems. In effect, it is a three-tier system design that is quickly scalable as new technologies develop.

     Important back office elements have been designed and/or developed, which include:

    -    Interface to accounts payable systems

    -    Interface to payroll/HR systems of national payroll provider (ADP)

    -    On-line financial reporting

    -    Interface to on-line ordering database to major dental suppliers

    -    System security and 40-bit data encryption

    -    System-wide member e-mail access

    -    Data warehouse integration with large practice management systems

     These systems are currently in place and process over $75 million in annual transactions. Management believes they can be quickly deployed for system development, truncating the timeline for product launch to two to three months.

Locations

     As of March 31, 2000, Pentegra provided management services to Affiliated Practices with offices in the following states:

                                           NUMBER OF
                                           ---------
             STATE            PRACTICES    OFFICES     DENTISTS
        --------------        ---------    -------     --------
        Alaska                    1           1            1
        Arizona                   6           9            6
        Arkansas                  1           1            2
        California                7           8            8
        Colorado                  4           6            5
        Florida                   4           4            5
        Georgia                   2           2            2
        Illinois                  2           2            2
        Kansas                    1           1            2
        Louisiana                 4           4            4
        Maine                     1           1            1
        Massachusetts             1           1            1
        Michigan                  1           1            1
        Missouri                  1           1            2
        Nebraska                  1           2            4
        New Mexico                1           1            2
        Nevada                    2           2            2
        New York                  3           3            3
        North Dakota              2           2            2
        Ohio                      2           2            2
        Oklahoma                  6           6            7
        Oregon                    1           1            1
        South Carolina            1           1            2
        South Dakota              1           1            1
        Tennessee                 4           4            6
        Texas                    32          34           56
        Virginia                  2           2            2
        Washington                1           1            1
        Wisconsin                 1           1            1
                                 --          ---          ---
        Totals                   96          106          135
                                 ==          ===          ===

OTHER PRACTICE MANAGEMENT SERVICES

     The Company provides other practice management services to the Affiliated Practices, including staffing, general business and professional dental education and training to affiliated dentists, dental hygienists and office staff, employee benefits administration, advertising and other marketing support and, where permitted by applicable law, dentist recruiting. This management and administrative support is designed to reduce the amount of time affiliated dentists are required to spend on administrative matters and enable them to dedicate more time and effort toward the growth of their professional practices. In addition, the Company has negotiated, on behalf of Affiliated Practices, discounts on, among other things, dental and office supplies, health and malpractice insurance and equipment. The Company does not enter into any agreements with third-party payors.

     In the third and fourth quarter of fiscal 2000, the Company announced that it would be implementing a new business strategy to change the current practice management business focus to an e-business strategy. A name change of the Company to "e-dentist.com" was approved by the Board in April, 2000. The name change will be submitted to a shareholder vote at the August 25, 2000 Annual Meeting.

     Management has begun the development of a Business-to-Business Web site focusing on the following on-line services:

         1.   e-LEARNING - Live and on-line interactive learning

         2. DENTAL CAREERS - Employment opportunities for both employers and employees

         3. PRACTICE SERVICES - Payroll, human resources, practice enhancement, patient financing, etc.

         4. COMMUNITY - Dental and professional idea communication in chat rooms and message boards

         5. PURCHASING - Dental supplies and equipment purchasing from major suppliers to all dentists

     The Company has developed a Web site and executed various channel partnership agreements with other entities to help provide the on-line services described above and disclosed these in various press releases. In early May 2000, the Company launched the first generation Web site, and the functionality increases continually. The current focus of functionality is concentrated toward revenue generation. The Company anticipates a substantial portion of the Web site completed and operational by December 2000.

     The Company is proposing to modify, some of which were modified in July 2000, its current Management Service Agreement structure (from 25-40 year terms) to five years, and decrease and fix the future monthly management fees. The proposed terms must be acceptable to both the Company and the Affiliated Practices. The new service agreement will modify the type of services the Company will provide each Affiliated Practice. The modification of the terms will include the following:

         1. The payroll and payables process will cease. All practice expenses will be paid by the dentist and not reimbursed. All employees will become employees of the dentists and payroll will be processed at the practice level.

         2. Management fees will be 90% of fiscal year 2000 fees and fixed for three years, drawn weekly at the agreed upon fixed amount.

         3. All accounts receivable currently outstanding will be paid, either in cash or by signing a three-year, interest-bearing note at 10%.

         4. Assets and other equipment will be transferred back to the doctors at the end of the amended management service agreement term, at a nominal value.

     In July 2000, approximately half of the Company's service agreements were modified on the foregoing basis.

SUMMARY OF TERMS OF AFFILIATIONS

     Since Pentegra's beginning, the Company acquired all the assets necessary to operate the business of each of the Affiliated Practices, except as limited by applicable restrictions on the corporate practice of dentistry. The assets acquired include furniture, fixtures, computer equipment, dental chairs, lights, autoclaves, mixers, vacuum and suction systems, cabinets, hand instruments and hand pieces of each Affiliated Practice. Pentegra also acquires the intangible assets of each Affiliated Practice and employs the non-professional staff of each Affiliated Practice and, on occasion, assumes certain indebtedness of an Affiliated Practice. The Company owns no interest in the professional corporations or associations. In the event of a breach of the service agreement by an Affiliated Practice, the Company has the right to designate a dentist to purchase the ownership interests of the applicable professional corporation or association owned by the dentists that are a party to a service agreement with the Company. The consideration paid by Pentegra for each Affiliated Practice is determined by negotiations between executive officers of Pentegra using valuation methods based on the Affiliated Practice's gross revenue net of certain operating expenses, and the Company's assessment of growth potential. The closing of each affiliation is subject to customary conditions. These conditions include, among others, the accuracy, on the closing date of the representations and warranties made by the Affiliated Practices and their stockholders and by the Company; the performance of each of their respective covenants included in the agreements relating to the affiliations; and the absence of any material adverse change in the results of operations, financial condition or business of each Affiliated Practice.

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

     The market for technical products and services is highly competitive. On-line service providers are free to enter the market with limited capital resources. Products and services are priced on ever decreasing margins, focusing on volume from a rapidly expanding market. The largest players in the market have been able to establish an on-line "branding" that has enabled them to retain and expand market share. As the market expands, the "branded" systems will be in position to capture the greater portion of the market.

     The primary competitors to the Company's web based business are the approximately 30 to 40 existing or planned dental Web sites on the Internet. Although most are limited in scope, there are 8 to 10 main dental Web sites that have significant capital and scope to compete successfully with the Company.

     Although these companies have a head start in the development of on-line systems, the Company believes that none have marketable products at this time. The Company has developed systems that are currently in place as a practice management company and believes it's time to market is equivalent or better than its competitors.

Employees

     As of March 31, 2000, Pentegra employed 28 persons at its corporate office and 460 persons at the offices of its Affiliated Practices. None of Pentegra's employees is represented by collective bargaining agreements. Pentegra considers its employee relations to be good.

         In conjunction with the implementation of the revised business strategy, the practice employees currently employed by Pentegra Dental Group, Inc., will be employed by the individual practices. Management believes that by the end of September 2000, virtually no practice level employees will be paid through the Company.

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

Government Regulation

     The dental services industry is regulated extensively at both the state and federal levels. Regulatory oversight includes, but is not limited to, prohibition of fee-splitting, corporate practice of dentistry, prohibitions on fraud and abuse, restrictions on referrals and self-referrals, advertising restrictions, restrictions on delegation and state insurance regulation.

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

     Federal laws regulating the provision of dental care apply only to dental services, which are reimbursed under certain federally funded programs. Because none of the Affiliated Practices receive any revenue under these programs, the impact of these laws on Pentegra is anticipated to be negligible.

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

ITEM 3.  LEGAL PROCEEDINGS

     In December 1999, twelve former owners of certain dental practices acquired by the Company in March 1998 filed a lawsuit against the Company in 190th District Court of Harris County, Texas. The lawsuit alleges that the Company committed a breach of contract relating to services rendered in connection with the management services agreements. Subsequent to March 31, 2000 ten of the twelve litigants have settled their claims. Discussions are continuing with the remaining two. The settlement requires the practices to pay $727,000 and return approximately 453,000 shares of Company stock from their original consideration for the settlement of their accounts receivable and purchase of their practice assets, and the payment of a reduced management fee until the expiration of their original five year employment term. The Company recorded a loss of approximately $310,000 related to the settlement during fiscal year ended March 31, 2000. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In May 1999, two former employees of Omega Orthodontics, Inc. ("Omega") a wholly owned subsidiary acquired in June 1999, filed a lawsuit against Omega in Superior Court of California for the County of Los Angeles. One lawsuit alleges that certain members of Omega's management engaged in conduct with could constitute sexual harassment. The second employee claim alleges breach of an oral employment contract and certain claims of ownership rights in Omega L.L.C., a shareholder of Pentegra. The Company believes that the asserted claims are without merit. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position results of operations or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2000.

Item S-K 401(b).  Executive Officers of the Registrant

     Pursuant to Instruction 3 to Item 401(6) of Regulation S-K and General Instruction G(3) to Form 10K, the following information is included in Part I of this Form 10K. The following table sets forth certain information concerning the executive officers of Pentegra (ages are as of March 31, 2000):

           NAME                         AGE             POSITION
           ----                         ---             --------
           James M. Powers, Jr.,        44    Chairman, President and
           D.D.S.                             Chief Executive Officer

           Omer K. Reed, D.D.S.         68    Clinical Officer and
                                              Director

           Sam H. Carr                  43    Senior Vice President,
                                              Chief Financial Officer,
                                              Secretary and Director

           James L. Dunn, Jr.           38    Senior Vice President and
                                              Chief Development Officer

           Charles M. Sanders           43    Senior Vice President and
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

     SAM H. CARR has served as Pentegra's Senior Vice President and Chief Financial Officer since September 1997. From September 1996 until August of 1997, Mr. Carr served as Vice President - Finance and Corporate Development of Ankle & Foot Centers of America, LLP, a podiatry practice management company. From February 1995 until July 1996, Mr. Carr was a Senior Manager with Arthur Andersen LLP. Prior thereto, Mr. Carr was Chief Financial Officer of Columbia/HCA's Bellaire Hospital in Houston, Texas from January 1994 until January 1995, and Vice President of Finance of St. Vincent Hospital in Santa Fe, New Mexico from 1990 until 1994. From 1978 to 1990, Mr. Carr was an accountant with Arthur Andersen L.L.P. Mr. Carr is a certified public accountant. Mr. Carr received his BBA in accounting from the University of Texas in 1977 and received an Executive MBA from the University of New Mexico in 1994.

     JAMES L. DUNN, JR. has served as Pentegra's Senior Vice President and Chief Development Officer since July 1997, General Counsel since January 2000 and served as a Director from March 1997 to March 1998. From 1987 through March 1998, Mr. Dunn was an attorney practicing as a sole practitioner in Houston, Texas. His legal practice focused on providing services to members of the dental community. He has been actively involved in the valuation and sale of dental practices over the past five years. In 1995, Mr. Dunn was appointed to the Texas Medical Disclosure Panel, the body that determines which dental procedures require informed consent. Mr. Dunn is a member of the American Society of Pension Actuaries and is a certified public accountant.

     CHARLES M. SANDERS joined Pentegra as Senior Vice President and Chief Operating Officer in October 1999. Mr. Sanders is an experienced veteran of over 20 years in the healthcare industry. Prior to joining Pentegra, and since 1994, Mr. Sanders worked for FPA Medical Management, Inc., where he served as president of a $250 million division. He was responsible for marketing, operations, finance, human resources and information systems serving over 875 employed and affiliated physicians located in five states. Mr. Sanders' extensive background in operations, finance and information technology includes experience as the CFO of a $75 million multisite medical facility and the regional IT director of a national HMO.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDEND

     The Company's Common Stock has been traded on the American Stock Exchange system under the symbol "PEN" since March 30, 1998. The following table sets forth the range of the reported high and low sales prices of the Company's Common Stock for the year, ended March 31, 2000 and 1999:

2000                            High       Low
First Quarter ............      $2.81      $1.38
Second Quarter ...........      $2.13      $1.56
Third Quarter ............      $1.88      $1.00
Fourth Quarter ...........      $1.88      $0.88

1999                            High       Low

First Quarter ............      $9.00      $6.25
Second Quarter ...........      $8.69      $3.87
Third Quarter ............      $3.81      $1.75
Fourth Quarter ...........      $2.81      $1.38

     As of June 15, 2000, there were approximately 207 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock. The last reported sale price of the Common Stock on the American Stock Exchange as of June 15, 2000 was $.88 per share.

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

STATEMENT OF OPERATIONS DATA

                                                                                           For the period
                                                                                           from inception,
                                    Year ended     Year ended      Three months ended     February 21, 1997
                                     March 31,      March 31,           March 31,        through December 31,
                                       2000           1999                1998                  1997
                                       ----           ----                ----                  ----
Net revenue                          $ 56,988       $ 38,824             $     --             $     --
Operating expenses                     59,476         36,940                1,800                1,354
                                     --------       --------             --------             --------
Earnings (loss) from operations        (2,488)         1,884               (1,800)              (1,354)
                                     --------       --------             --------             --------
Income (loss) before income
Taxes and extraordinary item           (3,497)         1,717               (1,960)              (1,354)
Income tax expense (benefit)            2,213           (525)                  --                   --
                                     --------       --------             --------             --------
Net income (loss) before
 extraordinary item                    (5,710)         2,242               (1,960)              (1,354)
Extraordinary item, net                   350
                                     --------       --------             --------             --------
Net income (loss)                      (5,360)         2,242               (1,960)              (1,354)
Preferred stock dividend                   --             --               (1,070)                  --
                                     --------       --------             --------             --------
Income (loss) attributable to
  common stock                         (5,360)         2,242               (3,030)              (1,354)
                                     ========       ========             ========             ========

Basic and diluted earnings
  per share
  Earnings (loss) before
    extraordinary item               $  (0.55)      $   0.29
  Extraordinary item                     0.03             --
                                     --------       --------
  Net earnings (loss)                $  (0.52)      $   0.29
                                     ========       ========


BALANCE SHEET DATA

Cash and cash equivalents            $    553       $  1,047             $  6,708             $     --
Working capital                         1,330          4,224                3,640                   --
Total assets                           37,906         37,127               10,633                   --
Long-term debt, less current
  maturities                           14,829         13,134                  368                   --
Total shareholder's equity             19,007         20,760                6,996                   --


OPERATING DATA

Number of dental practices                 96             85                   51                   --
Number of dentists                        135            120                   77                   --
Total net revenue per dental
  Office                             $    594       $    457             $     --             $     --

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

Overview

     Pentegra provides practice management services to fee-for-service dental practices in the United States. On March 30, 1998, Pentegra acquired simultaneously with the closing of its initial public offering ("IPO"), substantially all of the tangible and intangible assets, and assumed the liabilities, of 50 Affiliated Practices. Pentegra also began to provide practice management services to professional corporations or associations owned by the dentist-owners of those Affiliated Practices (one of which split into two separate dental practices immediately after the IPO) pursuant to long-term management service agreements entered into at the time of the IPO. Throughout fiscal 1999, Pentegra added 34 Affiliate Practices. During fiscal 2000, Pentegra affiliated with an additional 20 practices. Due primarily to dentist disabilities, 4 practices have discontinued their affiliation with Pentegra.

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

Recent Events, Liquidity and Management Plans

     In the third and fourth quarter of fiscal 2000, the Company announced that it would be implementing a new business strategy to change the current practice management business focus to an e-business strategy. A name change of the Company to "e-dentist.com" was approved by the Board in April, 2000. The name change will be submitted to a shareholder vote at the August 25, 2000 Annual Shareholders' Meeting.

     Management has begun the development of a Business-to-Business Web site focussing on the following on-line services:

     1.  e-LEARNING - Live and on-line interactive learning

     2. DENTAL CAREERS - Employment opportunities for both employers and employees

     3. PRACTICE SERVICES - Payroll, human resources, practice enhancement, patient financing, etc.

     4. COMMUNITY - Dental and professional idea communication in chat rooms and message boards

     5. PURCHASING - Dental supplies and equipment purchasing from major suppliers to all dentists

     The Company has developed a Web site and executed various channel partnership agreements with other entities to help provide the on-line services. In early May 2000, the Company launched the first generation Web site.

     In July 2000, the Company modified approximately half of its Management Service Agreements and intends to modify a substantial portion of the remaining Management Services Agreements, to a shorter term (from 25-40 year terms) of five years, and decrease and fix the future monthly management fees. The new service agreement will modify the type of services the Company will provide each Affiliated Practice. The modification of the terms include the following:

     1. The payroll and payables process will cease. All practice expenses will be paid by the dentist and not reimbursed. All employees will become employees of the dentists and payroll will be processed at the practice level.

     2. Management fees will be 90% of fiscal year 2000 fees and fixed for three years, drawn weekly at the agreed upon fixed amount.

     3. All accounts receivable currently outstanding will be paid, either in cash or by signing a three-year, interest-bearing note at 10%.

     4. Assets and other equipment will be transferred back to the doctors at the end of the amended management service agreement terms, at a nominal value.

     Based on the proposed modifications of the management services agreements that must be accepted by both the Company and Affiliated Practice, the Company has prepared an analysis to determine the recoverability of the management service agreement intangible asset grouped at the practice level for which there are identifiable cash flows. The Company has prepared the analysis by calculating the expected undiscounted future cash flows under the proposed amendments to the management service agreements less the carrying amount of the intangible asset and has determined that the majority of the intangible asset will be impaired. The Company will recognize an impairment charge when and if its proposed modifications are accepted by the Affiliated Practice. There is no assurance which Affiliated Practices will accept the proposed modification; however, if accepted the amount of the impairment is estimated to be approximately $18 million if substantially all of the Affiliated Practices accept the proposed modifications, and will be recorded in the period in which the management service agreements are amended. The periods effected are anticipated to be the quarters ending June 30 and September 30, 2000.

     During the fiscal 2000, the Company incurred a net loss of approximately $5.3 million and has an accumulated deficit of $6.4 million at March 31, 2000. In addition, the Company used cash flow from operations of $628,000 during the period ended March 31, 2000.

     As discussed in Note 9 of the financial statements, at March 31, 2000, the Company was not in compliance with certain of the financial covenants of the line of credit. At March 31, 2000, $10.1 million was outstanding under line of credit. In conjunction with the extension discussed below, the bank has waived non-compliance of certain financial ratios at March 31, 2000.

     At July 14, 2000, Bank One, Texas, NA extended the terms of the credit facility through July 31, 2001, and the Company paid $250,000 in principal to the bank. The Company is required to make additional principal payment to the bank for any amount it collects from its notes receivables during each quarter. In addition, at the end of each quarter, the bank may receive an additional $50,000 principal payment if the Company's cash balance exceeds $750,000 and if the bank has not received at least $350,000 in principal payment from note receivable collections. The Company has prepared financial projections for the periods through fiscal year ended March 31, 2001, and believes it will be in compliance with its financial covenants. No additional borrowings are permitted under the amendment.

     As discussed above, the bank credit facility due date has been extended to July 31, 2001. Based upon its current strategy to enhance cash collections and reduce costs, the Company projects to have sufficient funds to meet its operating capital requirements through the fiscal year ending March 31, 2001; however, there would not be sufficient cash flow to fund the credit agreement obligation due July 31, 2001. Management believes it will be able to replace the credit facility with other financing alternatives or refinance its current line of credit. There is no assurance that other financing or refinancing of its current line of credit will be available in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company 's financial position.

     In order to increase its liquidity, the Company has developed the following strategies; (i) suspension of its new practice affiliation program, (ii) implement its revised eCommerce based strategic alternative described above,
(iii) implement more rigid credit policies with its Affiliated Practices, (iv) consider terminating the services agreements of selected underperforming Affiliated Practices, (v) reducing costs in the Company's corporate office, and
(vi) raising additional capital. However, there can be no assurance that the Company's strategies will be achieved.

Results of Operations

     Following completion of the IPO, Pentegra began operations effective April 1, 1998. Prior to April 1, 1998, the Company was not an operating entity and therefore had no net revenue and incurred only minor pre-operating expenses. Comparisons to this period for comparative purposes are not meaningful. In May 1998, Pentegra changed its fiscal year end from December 31 to March 31, effective for the year beginning April 1, 1998. Management service fee recognition and related expenses began April 1, 1998, and Pentegra began managing 50 dental practices in 18 states. At March 31, 2000, Pentegra managed 96 practices in 106 offices in 29 states.

Components of Revenues and Expenses

     Under the terms of the typical management services agreement with an Affiliated Practice, Pentegra serves as the exclusive manager and administrator of all non-dental services relating to the operation of an Affiliated Practice. The obligations of Pentegra include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the Affiliated Practices. In addition, Pentegra incurs general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the typical services agreement and subject to applicable law, Pentegra is paid a management fee comprised of two components: (1) a management fee that is fixed in amount, an amount usually approximating 35% of the Affiliated Practice's operating profit, before dentist compensation, or 5% to 22% of the Affiliated Practice's collected gross revenue ("Service Fee") and, (2) the costs incurred by Pentegra on behalf of the Affiliated Practice. Therefore, net revenues represent amounts earned by Pentegra under the terms of its management services agreements with the Affiliated Practices, which generally equate to the sum of the Service Fees and the operating expenses that the Affiliated Practices paid to Pentegra under the service agreements.

     The Company is embarking upon a new strategy focusing on eCommerce in dentistry. Prior to the transition toward eCommerce, Pentegra processed all payments to vendors and employed the team members of Affiliated Practices. The proposed modified Management Service Agreements will cause the team members to cease working as employees for Pentegra Dental Group, Inc., and they will become employees of the individual Affiliated Practices. In addition, processing of payments to practice vendors will be performed at the practice level, by practice employees. Pentegra will no longer be reimbursed for expenses paid on the practices' behalf. As a result, the components of Net Revenues will change with the shift in employers.

     Beginning April 1, 2000, for practices operating under the revised Management Services Agreements employing their team members, Net Revenues as reported by Pentegra Dental Group, Inc. will consist solely of the amended management fees as agreed in the modified Management Service Agreements. Reimbursed expenses will no longer be reported as revenues or expenses of the Company.

Net Revenue

     For the year ended March 31, 2000, net revenue generated was $57 million, an $18.2 million increase over approximately $38.8 million generated for the year ended March 31, 1999. For the years ended March 31, 2000 and 1999, dental center revenues aggregated to $73.2 million and $51.6 million, respectively. During the year ended March 31, 2000, the dental center revenue and net revenue increases resulted from additional practice affiliations with 12 additional dental practices in conjunction with the acquisition of Omega Orthodontics, Inc. In addition, fiscal 2000 contains the benefits of a full twelve month's revenue generated from the acquisitions of practices acquired during fiscal 1999.

Operating Expenses

     The Company incurred operating expenses of approximately $59.5 million for the year ended March 31, 2000; an increase of approximately $22.6 million over approximately $36.9 million in operating expenses incurred for the year ended March 31, 1999. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, and general and administrative expenses. These operating expense increases were due to the affiliation with 12 additional practices in conjunction with the acquisition of Omega Orthodontics, Inc. and the full year's costs of fiscal 1999 practice affiliations.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, bad debt expenses, rent, consulting fees, travel (primarily related to practice development and practice enhancement), office costs and other general corporate expenses. For the year ended March 31, 2000, general and administrative expenses were approximately $10.6 million, an increase of approximately $6.1 million over approximately $4.5 million in general and administrative expenses incurred for the year ended March 31, 1999. General and administrative expenses represented 18.6% and 11.6% of net revenue for the years ended March 31, 2000 and 1999, respectively. The increase in general and administrative costs was primarily due to the provision for uncollectible accounts and notes receivable of $4.5 million. In addition, the Company incurred higher general and administrative expenses because it provided services to the increased number of practices in fiscal 2000 over fiscal 1999.

     Accounts receivable are amounts due from Affiliated Practices related to expenses paid on their behalf by the Company, or management fees not yet paid. Notes receivable represent advances made to practices for a practice acquisition by the Affiliated Practice, or advances made for working capital. At March 31, 2000 and 1999, the Company provided $4.5 million and approximately $125,000 respectively for accounts receivable and notes receivable deemed uncollectible. The increase in the provision for uncollectible receivables during 2000 resulted from experiencing adequate operating history to determine required reserves for accounts and notes deemed uncollectible. As a result of mediation with ten (10) practices in Texas, a portion of the amounts due from these practices was deemed uncollectible. The provision for uncollectible accounts includes the amounts deemed uncollectible as a result of the settlements with these practices.

     Depreciation and amortization expenses were $2.5 million for the year ended March 31, 2000 and approximately $1.2 million recorded in the year ended March 31, 1999, an increase of $1.3 million. Depreciation and amortization represented 4.4% and 3.1% of net revenues for the year ended March 31, 2000 and 1999, respectively. The increase is due primarily to the acquisition of fixed assets and management service agreements in conjunction with practice affiliations.

Income Tax Expense

     Income tax expense for the year ended March 31, 2000 totaled approximately $2.2 million. The expense arose primarily due to the Company recorded a valuation allowance for its entire deferred tax asset. The Company recorded the valuation allowance because it concluded it is not likely it would be able to recognize the tax assets because of no operating history of its new implementation of e-business plan, modification of its management service agreements and maturity of its line of credit on July 30, 2001. In addition, the Company has $6.1 million of potential deductions related to the increase in tax basis of the assets acquired in the Affiliations. Any tax benefits will be recognized over a period of seven to fifteen years.

     Income tax benefit for the year ended March 31, 1999 was $525,000.

Liquidity and Capital Resources

     At March 31, 2000, Pentegra had a working capital of approximately $1.3 million. Current assets included approximately $550,000 in cash and $2.9 million in accounts receivable, due from Affiliated Practices. Current liabilities consisted of $250,000 current maturities of bank debt and approximately $2.6 million in accounts payable and accrued liabilities, mostly related to expenses of the Affiliated Practices.

     On June 1, 1998, Pentegra closed a revolving bank credit facility with Bank One, Texas, N.A., which provides Pentegra with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of Pentegra's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on Pentegra's common stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect to acquisitions exceeding certain limits. At March 31, 2000, $10.1 million was outstanding under the revolving line of credit.

     At July 14, 2000, Bank One, Texas, NA extended the terms of the credit facility through July 31, 2001, and the Company paid $250,000 in principal to the bank. The Company is required to make additional principal payment to the bank for any amount it collects from its notes receivables during each quarter. In addition, at each quarter, the bank may receive an additional $50,000 principal payment if the Company's cash balance exceeds $750,000 and if the bank has not received at least $350,000 in principal payments from note receivable collections. The Company has prepared financial projections for the periods through fiscal year ended March 31, 2001, and believes they will be in compliance with the financial covenants. No additional borrowings are permitted under the amendment.

     As discussed above, the bank credit facility due date has been extended to July 31, 2001. Currently, management projects the Company does not have financial cash flow from operations to meet this payment. Management believes it will be able to replace the credit facility with other financing alternatives or refinance its current line of credit. There is no assurance that other financing will be available in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing would have a material and adverse effect on the Company 's financial position.

     Cash used in investing activities for the year ended March 31, 2000 and 1999 included approximately $1.4 million and $350,000 for purchases of capital equipment respectively, mostly for assets acquired in new practice affiliations. The Company also invested $472,000 and $10.3 million in fiscal 2000 and 1999 respectively for the purchase of intangibles associated with new practice affiliations.

     Cash generated from financing activities for the year ended March 31, 2000 and 1999, included draws on the revolving line of credit of approximately $2.1 million and $8.0 million respectively. Uses of cash include the issuance of notes receivable to Affiliated Practices of $279,000 in fiscal 2000 and approximately $1.3 million in 1999.

     During fiscal 2000, $984,000 was used to repay long term debt. No repayment of long-term debt occurred in fiscal 1999.

     In the year ended March 31, 2000, the Company entered into capital lease agreements for the purchase of dental equipment of $1.5 million.

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

     Through March 31, 2000, 2,286,000 shares of Common Stock and $4,566,000 aggregate principal amount of convertible subordinated notes registered under these filings had been issued. At March 31, 2000, $3,834,000 of the convertible subordinated notes remained outstanding.

     As described earlier, the Company is in the process of implementing a new strategy focussing on a Business-to-Business Web site, providing services to the dental industry. The application of the Internet functionality to the Company and its affiliates is not new. Rather, the Internet has been utilized since the Company's inception in March 1998 to connect the Affiliated Practices with the corporate office. Throughout the following period, in excess of two years, practice invoices, payroll and other key financial information has been transmitted with appropriate data encryption, via the Internet for consolidated reporting, bill paying, payroll processing, etc. Financial results reported back to the practices have also utilized the Internet. The required investment in hardware infrastructure has already been made to accommodate the utilization of the Internet by its corporate office and Affiliated Practices.

     Implementing the new strategy will take additional investment. However, the investments in hardware at both the affiliate practice and corporate levels are complete. The investments to successfully implement the Business-to-Business Web site will entail product development costs, marketing costs, and other related costs to implement the complete menu of products. Management believes that the current level of cash flow, combined with the growth provided by the initiation of the Web site, will be sufficient to complete the development of the Web site and deploy anticipated services.

Acquisition of Liberty Dental Alliance

     On November 13, 1998 Pentegra and Liberty Dental Alliance, Inc. ("Liberty") entered into an Agreement and Plan of Merger (the "Liberty Merger Agreement"), pursuant to which Liberty became a wholly owned subsidiary of Pentegra, and James M. Powers, Jr., D.D.S. was named President of Pentegra. The Liberty Merger Agreement provided Pentegra pay Liberty common stockholders, consideration for completed Liberty affiliations.

     In connection with the Liberty Merger Agreement, Pentegra has agreed to pay investment-banking fees of up to $194,000 to SunTrust Equitable Securities Corporation. This amount is expected to be paid in fiscal 2001. Pentegra issued an aggregate of 145,000 options to acquire Pentegra common stock to certain consultants of Pentegra with an exercise price of $6.125 per share, in the same proportions and upon completion of Liberty Affiliations as the Additional Common Merger Consideration.

     As of March 31, 2000, Pentegra had completed all Liberty affiliations with 17 dental practices of which all were completed during fiscal 1999. These dental practices generated aggregate annual patient revenue of approximately $13 million during their most recently completed fiscal year, and include dentists treating patients in 17 dental offices. The aggregate consideration paid by Pentegra for these practices consisted of approximately $5.6 million in cash, 1,295,268 shares of Pentegra common stock and approximately $3.6 million aggregate principal amount of 6% Series A convertible subordinated notes, one-half payable November 2002 and one-half payable November 2003, and $160,000 aggregate principal amount of 6% of Series B convertible subordinated notes, one-half payable April 2003 and one-half payable April 2004.

     The Liberty merger was finalized in the third quarter of fiscal 2000. The consideration paid pursuant to the Liberty merger for Liberty Affiliations through December 31, 1999 consisted of approximately $421,000 in cash, 150,194 shares of Pentegra common stock, the assumption of approximately $350,000 in liabilities of Liberty and 82,681 options to purchase Pentegra common stock.

     Dr. Powers entered into an employment agreement with Pentegra, effective November 13, 1998, pursuant to which he became Pentegra's Chairman, President and Chief Executive Officer. Dr. Powers' two year employment agreement also provides for a base annual salary of $200,000, bonus payments of up to 25% of the base salary upon achievement of certain earnings per share targets and the issuance of options to acquire 150,000 shares of Pentegra common stock with an exercise price of $6.125 per share and an additional 150,000 shares with an exercise price of $2.625 per share (the closing sale price on November 13, 1998).

Acquisition of Omega Orthodontics

     On July 1, 1999, the Company executed a merger agreement with Omega Orthodontics, Inc. ("Omega"). In exchange for the approximately 5.0 million shares outstanding of Omega, the Company issued approximately 1.8 million shares of Pentegra stock, and assumed approximately $1.1 million in debt. The merger was accounted for under the purchase method of accounting. The twelve Omega practices represent approximately $11.0 million in annualized practice revenues in fiscal 2000.

Recent Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB No. 101, as amended by SAB No. 101B, in the fourth quarter of fiscal 2001. Management is currently evaluating the effects of the adoption of SAB No. 101 on the Company's financial statements.

     In March 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site." EITF 00-2 states that for specific web site development costs, the accounting for such costs should be based generally on a model consistent with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." All costs incurred in the planning stage should be expensed as incurred. For the web site application and development stage, all costs relating to software used to operate a web site should be accounted for pursuant to SOP 98-1, unless a plan exists to market the software externally, in which case the costs should be accounted for pursuant to SFAS No. 86. Web site hosting fees should be expensed over the period of benefit and web site graphics should be capitalized in June 30, 2000, even for costs relating to projects that are in progress as of that date. Management is currently evaluating the effects the adoption of EITF 00-2 on the Company's financial statements.

     In March 2000, the FASB issued Financial Standards Board Interpretation
(FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation -- an Interpretation of APB Opinion No. 25. FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. Management believes that the adoption of FIN No. 44 will not have a material effect on the Company's financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At March 31, 2000, the Company has $10.1 million in variable rate debt outstanding and, as such, the risk is immaterial based upon a 10% increase or decrease in interest rates from their March 31, 2000 levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                   Page(s)
                                                                                   -------
Independent Auditors' Reports                                                           25
Consolidated Balance Sheets at March 30, 1999 and 2000                                  26
Consolidated Statements of Operations for the years ended March 30, 2000, 1999,
  1998, February 21, 1997 through  December 31, 1997                                    27
Consolidated Statements of Shareholders' Equity for the years ended March 30,
  2000                                                                                  28
Consolidated Statements of Cash Flows for the years ended March 30, 2000, 1999,
  1998, February 21, 1997 through  December 31, 1997                                    29
Notes to Consolidated Financial Statements                                           30-46

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of
Pentegra Dental Group, Inc. and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Pentegra Dental Group, Inc. and its Subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000, the three months ended March 31, 1998 and the period from inception, February 21, 1997 through December 31, 1997, in conformity with accounting principals generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 1 and 2, the Company is implementing a new business strategy which changes the current practice management business focus to an e-business strategy. In connection with this change, management is proposing to modify its current management service agreements, some of which were modified in July 2000, by decreasing the original terms to five years. There is no assurance which Affiliated Practices will accept the proposed modifications; however, if the modifications are accepted by substantially all the Affiliated Practices, the Company estimates it will recognize an impairment charge of approximately $18 million over the first and second quarters of fiscal 2001.

     As described in Notes 1 and 9, the terms of the Company's Credit Agreement call for a principal maturity date of July 31, 2001. Management's current projections indicate that the Company will have sufficient funds to meet its operating capital requirements through fiscal year ending March 31, 2001; however, there would not be sufficient cash flow to fund the credit agreement obligations due at July 31, 2001. Management is currently seeking other financing arrangements that would enable the Company to repay amounts outstanding under the Credit Agreement before July 31, 2001. Absent the Company's ability to obtain additional sources of funding or refinance its line of credit, it is unlikely that the Company will be able to pay the principal payment due on the Credit Agreement on July 31, 2001 which could have a material and adverse effect on the Company.



                                                      PricewaterhouseCoopers LLP



July 14, 2000
Phoenix, Arizona

                  PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               March 31,       March 31,
                                                                 2000            1999
                                                                 ----            ----
                    Assets
Current assets:
  Cash and cash equivalents                                   $     553        $   1,047
  Receivables from Affiliated Practices, net of
   allowance for doubtful accounts of  $3,269 and $125,
   respectively                                                   2,966            5,659
  Prepaid expenses and other current assets                         499              465
  Notes receivable from Affiliated Practices - current, net         421              286
                                                               --------         --------
     Total current assets                                         4,439            7,457

Property and equipment, net                                       6,886            6,171
Intangible assets, net                                           25,786           21,848
Notes receivable from Affiliated Practices, net                     709              971
Deferred tax asset                                                    -              680
Other assets                                                         86                -
                                                               --------         --------
     Total assets                                             $  37,906        $  37,127
                                                              =========        =========


         Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long term debt                             $   492         $    537
  Accounts payable and accrued liabilities                        1,908            1,756
  Accrued employment agreement                                      400              940
  Current portion of capital leases                                 309                -
                                                              ---------         --------
    Total current liabilities                                     3,109            3,233


Long term debt, less current maturities                          14,829           13,134
Capital lease liabilities                                           961                -

Commitments and contingencies

Shareholders' equity

  Common stock, $.001 par value 40,000,000 shares authorized,
  10,820,783 and 9,102,503 issued respectively                       11                9
  Additional paid-in capital                                     25,604           21,823
  Accumulated deficit                                            (6,432)          (1,072)
   Less:  Treasury shares at cost: 154,748 at March 31, 2000       (176)               -
                                                              ----------        --------
     Total shareholders' equity                                  19,007           20,760
                                                              ----------        --------

     Total liabilities and shareholders' equity               $  37,906        $  37,127
                                                              =========        =========

The accompanying notes are an integral part of the consolidated financial statements

                  PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                                     For the period
                                                                                                    from inception,
                                                                                     Three months   February 21, 1997
                                                         Year ended    Year ended       ended         through
                                                          March 31,      March 31,     March 31,    December 31,
                                                            2000           1999          1998           1997


Net Revenue                                                $56,988       $38,824      $   --            $ --
Operating expenses:                                                                       --              --
Clinical salaries, wages and benefits                       22,957        14,735          --              --
Dental supplies and lab fees                                10,134         7,133          --              --
Rent                                                         3,922         2,963          --              --
Advertising and marketing                                    1,380           785          --              --
General and administrative                                  10,586         4,497           550           709
Other operating expenses                                     7,993         5,627          --              --
Depreciation and amortization                                2,504         1,200          --              --
Employment agreement                                          --            --           1,250            --
Compensation expense in connection with issuance
of stock                                                      --            --            --             645
                                                          --------      --------      --------      --------
Total operating expenses                                    59,476        36,940         1,800         1,354
                                                          --------      --------      --------      --------

Earnings (loss) from operations                             (2,488)        1,884        (1,800)       (1,354)

Interest expense                                             1,310           399           160          --
Interest income                                               (208)         (188)         --            --
Other income                                                   (93)          (44)         --            --
                                                          --------      --------      --------      --------
                                                             1,009           167           160          --
Income (loss) before income taxes and extraordinary
Item                                                        (3,497)        1,717        (1,960)        (1354)
Income tax expense (benefit)                                 2,213          (525)         --            --
                                                          --------      --------      --------      --------

Income (loss) before extraordinary item                     (5,710)        2,242        (1,960)       (1,354)

Extraordinary item - gain on debt forgiveness (net of
of tax effect of $0)                                           350          --            --            --
                                                          --------      --------      --------      --------

Net income (loss)                                           (5,360)        2,242        (1,960)       (1,354)
Preferred stock dividend                                      --            --          (1,070)         --
                                                          --------      --------      --------      --------

Income (loss) attributable to common stock                 $(5,360)       $2,242       $(3,030)      $(1,354)
                                                          ========      ========      ========      ========
Basic and diluted earnings per share
Earnings (loss) before extraordinary item                   $(0.55)        $0.29
Extraordinary item                                              .03          --
                                                          ---------      -------
Net earnings (loss)                                         $(0.52)        $0.29
                                                           ========      ========

Weighted average number of shares outstanding-
basic and diluted                                           10,356         7,803
                                                           ========      ========


   The accompanying notes are an integral part of the consolidated financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                           Common              Additional                                Total
                                                                Paid in     Accumulated   Treasury      Shareholders
                                     Shares        Amount       Capital     Deficit       Stock         Equity (Deficit)


Balances at February 21, 1997           --        $   --       $    --      $   --        $  --         $     --
Issuance of common stock             1,844            19        $1,194          --            --          $1,213
Purchase of common stock               (87)           (1)         --            --            --              (1)
Net loss from inception
through December 31, 1997             --            --            --          (1,354)         --          (1,354)
                                  --------      --------      --------      --------      --------      --------

Balances, December 31, 1997          1,757            18         1,194        (1,354)         --            (142)
Issuance of common stock             2,500             3        16,357          --            --          16,360
Transfers of certain assets
and liabilities to founders          3,094             3        (6,180)         --            --          (6,177)
Dividend to shareholders
of Affiliated Practices               --            --          (1,070)         --            --          (1,070)
Share exchange                        (909)          (18)            3          --            --             (15)
Net loss                              --            --            --          (1,960)         --          (1,960)
                                  --------      --------      --------      --------      --------      --------
Balances, March 31, 1998             6,442             6        10,304        (3,314)                      6,996


Issuance of common
stock                                  375             1         2,870          --            --           2,871
Issuance of common stock
to Affiliated Practices              2,286             2         8,494          --            --           8,496
Tax benefit related to
assets acquired in
affiliations                          --            --             155          --            --             155
Net income                            --            --            --           2,242          --           2,242
                                  --------      --------      --------      --------      --------      --------
Balances, March 31, 1999             9,103             9        21,823        (1,072)                     20,760


Issuance of common stock             1,893             2         3,836          --                         3,838
Shares repurchased                    (175)         --            (297)         --            (176)         (473)
Issuance of options for
compensation                          --            --              54          --            --              54
Net loss                              --            --            --          (5,360)         --          (5,360)
Tax benefit related to
assets acquired in
affiliations                          --            --             188          --            --             188
                                  --------      --------      --------      --------      --------      --------
Balances, March 31, 2000            10,821           $11       $25,604       $(6,432)        $(176)      $19,007
                                  ========      ========      ========      ========      ========      ========



   The accompanying notes are an integral part of the consolidated financial statements

                   PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                                   For the period
                                                                                                                   from inception,
                                                       For the year      For the year           Three months       February 21, 1997
                                                         Ended              ended                   ended              through
                                                       March 31, 2000    March 31, 1999        March 31, 1998      December 31, 1997
                                                       --------------    --------------        --------------      -----------------
Cash flows from operating activities
Net income (loss)                                       $(5,360)              $2,242              $(1,960)             $(1,354)
Adjustment to net income (loss)
Provision for bad debts                                   4,505                  125                 --                   --
Depreciation and amortization                             2,504                1,200                 --                   --
Stock options compensation                                   54                 --                   --                   --
Debt forgiveness                                           (350)                --                    135                 --
Amortization of loan discount                              --                   --                   --                     45
Compensation associated with issuance of stock             --                   --                   --                    645
Deferred income taxes (benefit)                           2,161                 (525)                --                   --
Changes in operating assets and liabilities
Receivables from affiliated practices                    (2,383)              (5,784)                --                   --
Prepaid expenses and other current assets                  (168)                (364)                 (49)                --
Accounts payable and accrued liabilities                 (1,401)                 (63)               1,476                   57
Accrued employment agreement                               (190)                (310)                --                   --
                                                       --------             --------             --------             --------
Net cash used in operating activities                      (628)              (3,479)                (398)                (607)
                                                       --------             --------             --------             --------


Cash flows from investing activities
Repayment of notes receivable                               116                 --                   --                   --
Capital expenditures                                       (347)              (1,424)                (310)                (166)
Acquisitions of affiliated dental practices net of
cash acquired                                              (472)             (10,326)                (100)                --
Dividend to founding affiliated practices                  --                   --                 (6,492)                --
Issuance of notes receivable                               (279)              (1,257)                --                   --
Organizational costs                                       --                   --                    (59)                  (5)
                                                       --------             --------             --------             --------
Net cash used in investing activities                      (982)             (13,007)              (6,961)                (171)
                                                       --------             --------             --------             --------


Cash flows from financing activities
Proceeds from issuance of common and redeemable
preferred stock                                            --                  2,930               19,762                1,476
Proceeds from issuance of notes payable                    --                   --                    486                  350
Proceeds from line of credit                              2,100                8,000                 --                   --
Redemption of common stock                                 --                   --                 (1,691)                --
Repurchase of common stock                                 --                   --                    (14)                --
Repayment of long-term debt                                (984)                --                 (3,129)                (948)
Offering and financing costs                               --                   (105)              (1,447)                --
                                                       --------             --------             --------             --------
Net cash provided by financing activities                 1,116               10,825               13,967                  878
                                                       --------             --------             --------             --------

Net change in cash and cash equivalents                    (494)              (5,661)               6,608                  100
Cash and cash equivalents, beginning of period            1,047                6,708                  100                 --
                                                       --------             --------             --------             --------

Cash and cash equivalents, end of period                   $553               $1,047               $6,708                 $100
                                                       ========             ========             ========             ========



     The accompanying notes are an integral part of the financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Recent Events, Liquidity and Management Plans

         In the third and fourth quarter of fiscal 2000, the Company announced that it would be implementing a new business strategy to change the current practice management business focus to an e-business strategy. A name change of the Company to "e-dentist.com" was approved by the Board in April, 2000. The name change will be submitted to a shareholder vote at the August 25, 2000 Annual Shareholders' Meeting.

         Management has begun the development of a Business-to-Business Web site focussing on the following on-line services:

         1. E-LEARNING - Live and on-line interactive learning
         2. DENTAL CAREERS - Employment opportunities for both employers and employees
         3. PRACTICE SERVICES - Payroll, human resources, practice enhancement, patient financing, etc.
         4. COMMUNITY - Dental and professional idea communication in chat rooms and message boards
         5. PURCHASING - Dental supplies and equipment purchasing from major suppliers to all dentist

         The Company has developed a Web site and executed various channel partnership agreements with other entities to help provide the on-line services. In early May 2000, the Company launched the first generation Web site.

         In July 2000, the Company modified approximately half of its Management Service Agreements and intends to modify a substantial portion of the remaining Management Services Agreements, to a shorter term (from 25-40 year terms) of five years, and decrease and fix the future monthly management fees. The new service agreement will modify the type of services the Company will provide each Affiliated Practice. The modification of the terms include the following:

         1. The payroll and payables process will cease. All practice expenses will be paid by the dentist and not reimbursed. All employees will become employees of the dentists and payroll will be processed at the practice level.

         2. Management fees will be 90% of fiscal year 2000 fees and fixed for three years, drawn weekly at the agreed upon fixed amount.

         3. All accounts receivable currently outstanding will be paid, either in cash or by signing a three-year, interest-bearing note at 10%.

         4. Assets and other equipment will be transferred back to the doctors at the end of the amended management service agreement term, at a nominal value.

         Based on the proposed modifications of the management services agreements that must be accepted by both the Company and Affiliated Practice, the Company has prepared an analysis to determine the recoverability of the management service agreement intangible asset grouped at the practice level for which there are identifiable cash flows. The Company has prepared the analysis by calculating the expected undiscounted future cash flows under the proposed amendments to the management service agreements less the carrying amount of the intangible asset and has determined that the majority of the intangible asset will be impaired. The Company will recognize an impairment charge when and if its proposed modifications are accepted by the Affiliated Practice. The amount of the impairment is estimated to be approximately $18 million if substantially all of the Affiliated Practices accept the proposed modifications, and will be recorded in the period in which the management service agreements are amended. The periods effected are anticipated to be the quarters ending June 30 and September 30, 2000.

         During fiscal 2000, the Company incurred a net loss of approximately $5.4 million and has an accumulated deficit of $6.4 million at March 31, 2000. In addition, the Company used cash flow from operations of $628,000 during the period ending March 31, 2000.

         As discussed in Note 9, at March 31, 2000, the Company was not in compliance with certain of the financial covenants of the line of credit. At March 31, 2000, $10.1 million was outstanding under line of credit. In conjunction with the extension discussed below, the bank has waived non-compliance of certain financial ratios at March 31, 2000.

         At July 14, 2000, Bank One, Texas, NA extended the terms of the credit facility through July 31, 2001, and the Company paid $250,000 in principal to the bank. The Company is required to make additional principal payment to the bank for any amount it collects from its notes receivable during each quarter. In addition, at the end of each quarter, the bank may receive an additional $50,000 principal payment if the Company's cash balance exceeds $750,000 and if the bank has not received at least $350,000 in principal payments from note receivable collections. The Company has prepared financial projections for the periods through fiscal year ending March 31, 2001, and believes it will be in compliance with its financial covenants. No additional borrowings are permitted under the amendment.

         As discussed above, the bank credit facility due date has been extended to July 31, 2001. Based upon its current strategy to enhance cash collections and reduce costs, the Company projects to have sufficient funds to meet its operating capital requirements through the fiscal year ending March 31, 2001; however, there would not be sufficient cash flow to fund the credit agreement obligations due July 31, 2001. Management believes it will be able to replace the credit facility with other financing alternatives or refinance its current line of credit. There is no assurance that other financing or refinancing of its current line of credit will be available in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position.

         In order to increase its liquidity, the Company has developed the following strategies; (i) suspension of its new practice affiliation program,
(ii) implement its revised eCommerce based strategic alternative described above, (iii) implement more rigid credit policies with its Affiliated Practices,
(iv) consider terminating the services agreements of selected underperforming Affiliated Practices, (v) reducing costs in the Company's corporate office, and
(vi) raising additional capital. However, there can be no assurance that the Company's strategies will be achieved.

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

         On April 17, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. On September 29, 1998, the Company filed a registration statement on Form S-4 for 1,500,000 shares of Common Stock, and $50,000,000 in Convertible Subordinated Debt Securities, which the Company may issue from time to time in connection with the direct and indirect acquisitions of other businesses, properties or securities in business combination transactions. The terms upon which it issues the shares and convertible subordinated debt securities are determined through negotiations with the businesses whose securities or assets are to be acquired. The shares of Common Stock that are issued are valued at market prices for the Common Stock. Persons receiving Common Stock in connection with such acquisitions may be contractually required to hold all or some portion of the Common Stock for varying periods of time. The convertible subordinated debt securities will be convertible in whole or in part into shares of Common Stock, at any time on or after their convertibility commencement date, and at or before maturity, unless previously redeemed at their conversion price. The convertible subordinated debt securities will be (i) unsecured and (ii) subordinate to all present and future senior indebtedness of Pentegra and (iii) effectively subordinated to all indebtedness and other liabilities of subsidiaries of Pentegra. The convertible subordinated debt securities issued are valued at prices reasonably related to their principal amount. As of March 31, 2000, 2,286,000 shares and $4,566,000 aggregate principal amount of Convertible Subordinated Notes registered under these filings had been issued.

Fiscal Year Change

         In May 1998, the Company changed its fiscal year from December 31 to March 31, effective for the year beginning April 1, 1998. The three-month transition period from January 1, 1998 through March 31, 1998 (the "Transition Period") preceded the start of the new fiscal year.

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation.

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

Intangible Assets

     The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company enters into a long-term management services agreement with each affiliated dental practice, which cannot be terminated individually by either party without cause. The cost of the management services agreement is amortized on a straight-line basis over the lessor of its term or 25 years.

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

     The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If this review indicates that the carrying amount of the asset may not be recoverable, as determined based on the undiscounted cash flows of the related operations over the remaining amortization period, the carrying value of the asset is reduced to estimated fair value. Among the factors that the Company will continually evaluate are unfavorable changes in each affiliated dental practice's relative market share and local market competitive environment, current period and forecasted operating results and cash flows of the affiliated dental practice and its impact on the management fee earned by the Company, and legal factors governing the practice of dentistry.

         The Company has prepared an analysis to determine the recoverability of the management service agreement intangible asset grouped at the practice level for which there are identifiable cash flows. The Company has prepared the analysis by calculating the expected undiscounted future cash flows under the existing management service agreements less the carrying amount of the intangible asset and has determined that the intangible asset is not impaired based on the management service agreements in effect as of March 31, 2000. However, the Company is proposing to modify, some of which were modified in July 2000, its current Management Service Agreement structure (from 25-40 year terms) to five years, and decrease and fix the future monthly management fees. The following proposed terms must be mutually accepted by the Company and Affiliated Practice. The new service agreement will modify the type of services the Company will provide each Affiliated Practice. The proposed modification of the terms will include the following:

         1. The payroll and payables process will cease. All practice expenses will be paid by the dentist and not reimbursed. All employees will become employees of the dentists and payroll will be processed at the practice level.

         2. Management fees will be 90% of fiscal year 2000 fees and fixed for three years, drawn weekly at the agreed upon fixed amount.

         3. All accounts receivable currently outstanding will be paid, either in cash or by signing a three-year, interest-bearing note at 10%.

         4. Assets and other equipment will be transferred back to the doctors at the end of the amended management service agreement term, at a nominal value.

     Based on the proposed modifications of the management services agreements that must be accepted by both the Company and Affiliated Practice, the Company has prepared an analysis to determine the recoverability of the management service agreement intangible asset grouped at the practice level for which there are identifiable cash flows. The Company has prepared the analysis by calculating the expected undiscounted future cash flows under the proposed amendments to the management service agreements less the carrying amount of the intangible asset and has determined that the majority of the intangible asset will be impaired. The Company will recognize an impairment charge when and if its proposed modifications are accepted by the Affiliated Practice. There is no assurance which Affiliated Practices will accept the proposed modifications; however, the amount of the impairment is estimated to be approximately $18 million if substantially all of the Affiliated Practices accept the proposed modifications, and will be recorded in the period in which the management service agreements are amended. The periods effected are anticipated to be the quarters ending June 30 and September 30, 2000. The fair value of the management service agreement will be amortized over the remaining term of the modified management service agreement.

         As of July 14, 2000, approximately fifty Affiliated Practices have accepted the new terms of the Management Service Agreements.

Revenue Recognition

         Under the terms of the typical management services agreement with an Affiliated Practice, Pentegra serves as the exclusive manager and administrator of all non-dental services relating to the operation of an Affiliated Practice. The obligations of Pentegra include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the Affiliated Practices. In addition, Pentegra incurs general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the typical services agreement and subject to applicable law, Pentegra is paid a management fee comprised of two components: (1) a management fee that is fixed in amount, an amount usually approximating 35% of the Affiliated Practice's operating profit, before dentist compensation, or 15% of the Affiliated Practice's collected gross revenue ("Service Fee") and, (2) the costs incurred by Pentegra on behalf of the Affiliated Practice. Therefore, net revenues represent amounts earned by Pentegra under the terms of its management services agreements with the Affiliated Practices, which generally equate to the sum of the Service Fees and the operating expenses that the Affiliated Practices are obligated to pay to Pentegra under the service agreements.

         The Company is embarking upon a new strategy focusing on eCommerce in dentistry. Prior to the transition toward eCommerce, Pentegra processed all payments to vendors and employed the team members of Affiliated Practices. The expected modified Management Service Agreements will cause the team members to cease working as employees for Pentegra Dental Group, Inc., and they will become employees of the individual Affiliated Practices. In addition, processing of payments to practice vendors will be performed at the practice level, by practice employees. Pentegra will no longer be reimbursed for expenses paid on the practices' behalf. As a result, the components of Net Revenues will change and Net Revenues will decrease significantly with the new proposed management service agreements.

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

         As of March 31, 2000 and 1999, options to purchase 1,219,273 and 596,666 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share because their effect would have been antidilutive. As of March 31, 2000 and 1999, shares of 559,656 and 665,206 convertible from the Company's convertible subordinated notes were excluded from the calculation because their effects would have been antidilutive. Earnings per share for the periods prior to the year ended March 31, 1999 are not reported because the Company had no significant operations.

Segment Reporting

         The Company presently operates in one business segment, which is to manage dental practices. The Company currently manages offices across the United States. All aspects of the Company's business are structured on a practice-by-practice basis. Financial analysis and operational decisions are made at the office level. The Company does not evaluate performance criteria based upon geographic location, type of service offered or sources of revenue.

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

New Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt SAB No. 101, as amended by SAB No. 101B, in the fourth quarter of fiscal 2001. Management is currently evaluating the effects of the adoption of SAB No. 101 on the Company's financial statements.


         In March 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site." EITF 00-2 states that for specific web site development costs, the accounting for such costs should be based generally on a model consistent with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." All costs incurred in the planning stage should be expensed as incurred. For the web site application and development stage, all costs relating to software used to operate a web site should be accounted for pursuant to SOP 98-1, unless a plan exists to market the software externally, in which case the costs should be accounted for pursuant to SFAS No. 86. Web site hosting fees should be expensed over the period of benefit and web site graphics should be capitalized in accordance with SOP 98-1. This consensus will be applicable to all web site development costs incurred for quarters beginning after June 30, 2000, even for costs relating to projects that are in progress as of that date. Management is currently evaluating the effects of the adoption of EITF 00-2 on the Company's financial statements.


         In March 2000, the FASB issued Financial Standards Board Interpretation
(FIN) No. 44, "Accounting for Certain Transactions involving Stock Compensation -- an Interpretation of APB Opinion No. 25. FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. Management believes that the adoption of FIN No. 44 will not have a material effect on the Company's financial statements.


Reclassifications

         Certain prior year balances in the consolidated financial statements have been reclassified to confirm with the 2000 presentation.

3.       NOTES RECEIVABLE

         Notes receivable consisted of the following:

                                                                                        March 31,
                                                                                   --------------------
                                                                                      2000         1999
                                                                                   --------------------
                                                                                       (in thousands)
Notes receivable                                                                    $2,844       $1,257
Less: allowance for doubtful accounts                                               (1,714)        --
                                                                                   -------      -------
                                                                                     1,130        1,257
Notes receivable, current                                                              421          286
                                                                                   -------      -------
                                                                                      $709         $971
                                                                                   =======      =======

         Notes receivables are with Affiliated Practices and are uncollateralized, ranging in length from one to thirteen years. The notes bear interest at March 31, 2000 at rates ranging from 5% to 10% with interest and principal payments due monthly.

         The payout schedule of notes receivable for each of the next five years subsequent to March 31, 2000 were as follows (in thousands):

2001........................................................................         $  848
2002........................................................................            422
2003........................................................................            414
2004........................................................................            440
2005........................................................................            261
Thereafter..................................................................            459
                                                                                     --------
                                                                                     $2,844
                                                                                     ========


4.                PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                                        March 31,
                                                                                 -----------------------
                                                                                    2000         1999
                                                                                 -----------------------
                                                                                     (in thousands)

Furniture & Fixtures                                                                 $2,732     $2,959
Equipment                                                                             3,662      2,381
Computer Equipment                                                                    2,103      1,330
Leasehold Improvements                                                                  371        287
                                                                                     ------     ------
         Total property and equipment                                                 8,868      6,957
Less: accumulated depreciation                                                        1,982        786
                                                                                     ------     ------
         Property and equipment, net                                                 $6,886     $6,171
                                                                                     ======     ======

         Depreciation expense for the years ended March 31, 2000 and 1999 was $1,284,000 and $786,000, respectfully.

5.       INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                                          March 31,
                                                ----------------------------
                                                    2000            1999
                                                ----------------------------
                                                       (in thousands)

Management service agreements                   $     26,905     $    21,970
Other                                                    504             292
                                                ------------     -----------
                                                      27,409          22,262
Less: accumulated amortization                         1,623             414
                                                ------------     -----------
Intangible assets, net                          $     25,786     $    21,848
                                                ============     ===========



         Amortization expense for the years ended March 31, 2000 and 1999 was $1,220,000 and $414,000, respectfully.

         As discussed in Note 2, the Company is proposing to modify the terms of its existing management service agreement. The Company expects to recognize an impairment charge of approximately $18 million over the second and third quarters of fiscal 2001 if the proposed modifications are accepted by the Affiliated Practices.

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following:

                                                             March 31,
                                                       -----------------------
                                                           2000        1999
                                                       -----------------------
                                                           (in thousands)

  Accounts payable trade                                  $1,111     $1,066
  Amounts payable to Affiliated Practices                    332       --
  Accrued interest                                            73        334
  Other                                                      392        356
                                                          ------     ------
           Total accounts payable and
           accrued liabilities                            $1,908     $1,756
                                                          ======     ======


7.       EXTRAORDINARY ITEM

         In December 1999, a member of the Board of Directors forgave $350,000 previously due from the Company (See Note 14).

8.       AFFILIATIONS

         On July 1, 1999, the Company executed a merger agreement with Omega Orthodontics, Inc. ("Omega"). In exchange for the approximately 5.0 million shares outstanding of Omega, the Company issued approximately 1.8 million shares of Pentegra stock, and assumed approximately $1.1 million in debt. The merger was accounted for under the purchase method of accounting.

         The following unaudited pro forma summary of financial information presents the Company's combined results of operations as if the acquisition of Omega Orthodontics, Inc. had occurred at the beginning of the periods presented, after including the impact of certain adjustments including: (i) the elimination of nonrecurring merger related costs, and (ii) reduced amortization expense reflecting in value assigned to intangible assets.

                                                Fiscal years ended March 31,
                                                 2000               1999
                                          ----------------    ------------------
                                               Pro forma          Pro forma
                                               Unaudited          Unaudited
                                          (in thousands, except per share amounts)
                                          ----------------------------------------

Revenues                                      $59,063              $46,645
Expenses                                       61,752               44,216
                                              --------             --------
Net income                                     (5,683)               2,429
Net income (loss) per basic and
 diluted share before extraordinary item      $  (.55)             $  0.25
                                              ========             ========
Weighted average number of
 basic and diluted share
 Outstanding                                   10,356                9,546
                                              ========             ========


         The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the merger occurred at the beginning of the periods presented or the results of operations that may be obtained in the future. Additionally, the pro forma financial information presented does not reflect the anticipated cost savings resulted from the integration of the Company's and Omega's operations.


Acquisition of Liberty Dental Alliance

         On November 13, 1998 Pentegra and Liberty Dental Alliance, Inc. ("Liberty") entered into an Agreement and Plan of Merger (the "Liberty Merger Agreement"), pursuant to which Liberty became a wholly owned subsidiary of Pentegra, and James M. Powers, Jr., D.D.S. was named President of Pentegra. The Liberty Merger Agreement provided Pentegra pay Liberty common stockholders, consideration for completed Liberty affiliations.

         In connection with the Liberty Merger Agreement, Pentegra has agreed to pay investment-banking fees of up to $194,000 to SunTrust Equitable Securities Corporation. This amount is expected to be paid in fiscal 2001. Pentegra issued an aggregate of 145,000 options to acquire Pentegra common stock to certain consultants of Pentegra with an exercise price of $6.125 per share, in the same proportions and upon completion of Liberty Affiliations as the Additional Common Merger Consideration.

         As of March 31, 2000, Pentegra had completed all Liberty Affiliations with 17 dental practices of which all were completed during fiscal 1999. These dental practices generated aggregate annual patient revenue of approximately $13 million during their most recently completed fiscal year, and include dentists treating patients in 17 dental offices. The aggregate consideration paid by Pentegra for these practices consisted of approximately $5.6 million in cash, 1,295,268 shares of Pentegra common stock and approximately $3.6 million aggregate principal amount of 6% Series A convertible subordinated notes, one-half payable November 2002 and one-half payable November 2003, and $160,000 aggregate principal amount of 6% of Series B convertible subordinated notes, one-half payable April 2003 and one-half payable April 2004.

         The Liberty merger was finalized in the third quarter of fiscal 2000. The consideration paid pursuant to the Liberty merger on the Liberty affiliations through December 31, 1999 consisted of approximately $421,000 in cash, 150,194 shares of Pentegra common stock, the assumption of approximately $350,000 in liabilities of Liberty and 82,681 options to purchase Pentegra common stock.

         For the year ended March 31, 1999, the Company completed new dentist affiliations with 34 practices. Total consideration paid by the Company for the new affiliations consisted of 2,286,000 shares of Common Stock, $4.6 million aggregate principal amount of Convertible Subordinated Debt Securities, $537,000 in notes and $10.3 million of cash.

         The assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The aggregate purchase price and related expenses that exceeded the fair market value of net assets, have been assigned to management services agreements. Management fees and related costs are included in the financial statements from their acquisition dates. The allocations were as follows (in thousands):


                                                                                           2000                         1999
                                                                                         --------                    ----------
Property and equipment, net....................................................          $   500                     $    1,955
Management services agreements.................................................            4,938                         21,970
Deferred tax asset.............................................................            1,212                              -
Net liabilities acquired.......................................................           (2,340)                             -
                                                                                          -------                    ----------
                                                                                           4,310                         23,946
Less: Common stock issued......................................................            3,838                          8,496

Less: Notes payable and convertible subordinated notes issued..................                -                          5,103
                                                                                          -------                    ----------

          Cash purchase price..................................................          $  472                     $   10,326
                                                                                          =======                    ==========

9.       LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                     March 31,
                                                    --------------------------------------------
                                                           2000                           1999
                                                    ---------------------------------------------
                                                                 (in thousands)

Line of credit                                       $   10,100                  $        8,000
Convertible subordinated notes, Series A                  3,546                           4,211
Convertible subordinated notes, Series B                    288                             355
Shareholders' notes payable                                 559                           1,105
Notes payable                                               828                               -
                                                    ---------------------        ----------------
                                                         15,321                          13,671
Less:  current portion of long-term debt                    492                             537
                                                    ---------------------        ----------------
Long-term debt                                      $    14,829                  $       13,134
                                                    =====================        ================

         The line of credit provided the Company with a revolving line of credit facility of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility bears interest at an adjustable rate based on LIBOR. At March 31, 2000 and 1999 the interest rate on outstanding amounts was 10.68% and 7.58%, respectfully. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock.

         At March 31, 2000, the Company was not in compliance with certain of the financial covenants of the line of credit. At March 31, 2000, $10.1 million was outstanding under line of credit. In conjunction with the extension discussed below, the bank has waived non-compliance of certain financial ratios at March 31, 2000.

         At July 14, 2000, Bank One, Texas, NA extended the terms of the credit facility through July 31, 2001, and the Company paid $250,000 in principal to the bank. The Company is required to make additional principal payment to the bank for any amount it collects from its notes receivables. In addition, at each quarter, the bank may receive an additional $50,000 principal payment if the Company's cash balance exceeds $750,000 and if the bank has not received at least $350,000 in principal payment from note receivable collections. The Company has prepared financial projections for the periods through fiscal year ended March 31, 2001, and believes they will be in compliance with the financial covenants. No additional borrowings are permitted under the amendment.

         As discussed above, the bank credit facility due date has been extended to July 31, 2001. Currently, the Company does not have financial resources to meet this payment. Management believes it will be able to replace the credit facility with other bank financing alternatives or refinancing of its current line of credit. There is no assurance that other financing will be available or refinancing of its current line of credit in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company 's financial position.

         The Convertible Subordinated Notes, Series A Securities (Series A Securities) were issued in connection with the acquisition of certain Affiliated Practices. The Series A Securities bear interest at 6% and can be converted to Common Stock of the Company at conversion prices ranging from $6.75 to $7.00 per share. The conversion period begins on November 1, 1999 and ends on November 1, 2003. The principal amount of the Series A Securities, if not converted, is payable one-half on November 1, 2002 and one-half on November 1, 2003.

         The Convertible Subordinated Notes, Series B Securities (Series B Securities) were issued in connection with the acquisition of certain Affiliated Practices. The Series B Securities bear interest at 6% and can be converted to Common Stock of the Company at a conversion price of $6.75 per share. The conversion period begins on April 1, 2000 and ends on April 1, 2004. The principal amount of the Series B Securities, if not converted, is payable one-half on April 1, 2003 and one-half on April 1, 2004.

         During fiscal 2000, $665,000 and $67,000 of previously issued Series A Securities and Series B Securities, respectively, were returned by the holders to offset amounts owed to the Company.

         In connection with the merger with Omega Orthodontics, Inc., (see Note
8), Pentegra assumed certain notes payable to Affiliated Practices. The notes were originally issued in connection with the affiliation agreements at the time the assets of the practices were acquired. At March 31, 2000, the remaining principal on these notes was $828,000. The notes are due in monthly installments ranging from $630 to $4,860 through January 2003, and bear interest at 8.5%.

         In connection with the IPO, the Company issued $468,000 of notes payable to certain shareholders formerly owning preferred stock The notes bear 6% interest and are payable on the earlier of the fifth anniversary of the IPO, or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO. During fiscal 2000, the Company made a payment of $9,000 to the shareholders.

         In March 1999, the Company issued $537,000 of notes payable to owners of affiliated dental practices. These notes were paid in April 1999.

         The Company entered into an agreement with an officer to purchase substantially all the assets and the operations of Pentegra, Ltd. and Napili, International for total consideration of $200,000, consisting of an aggregate of $100,000 in cash and a $100,000 principal amount 9.0% promissory note due July 2001.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to March 31, 2000 were as follows (in thousands):

2001 ......................................       $      492
2002 ......................................           10,183
2003 ......................................            2,350
2004 ......................................            2,079
2005 ......................................              147
Thereafter ................................               70
                                                  ----------
                                                  $   15,321
                                                  ==========

10.      REDEEMABLE PREFERRED STOCK

         Prior to the IPO, certain officers and directors agreed to permit PII to repurchase their shares of Class B Preferred Stock at the subscription price. Accordingly, the Company used a portion of the net proceeds of the IPO to repurchase 245,835 shares of PII Class B Preferred Stock held by those officers and directors at repurchase prices equal to the subscription prices, which ranged from $0.01 to $1.00 per share. The remaining 1,337,500 shares of Class A and B preferred stock outstanding were redeemed at a price of $1.50 per share, of which $1.15 per share was paid in cash and $0.35 per share was paid in the form of a 6.0% promissory note that becomes due and payable by the Company on the earlier of the fifth anniversary of the date of the closing of the IPO or the date on which the Company offers and sells an amount of equity securities with gross proceeds equal to or greater than the gross proceeds of the IPO. The Company recognized a dividend on the preferred stock for the difference between the redemption amount and the recorded value at the date of the IPO of approximately $1,070,000 during the transition period.

11.      INCOME TAXES

         Significant components of the Company's deferred tax assets (liabilities) were as follows (in thousands):

                                                                       March 31,
                                                                   -------------------
                                                                     2000         1999

Deferred tax assets:
        Reserves for uncollectible accounts                        $1,931      $  --
        Net operating loss carryforward                             2,472        2,083
        Organizational costs                                          352          477
        Other                                                          26         --
                                                                  -------      -------
         Total deferred tax assets                                  4,781        2,560


Deferred tax liabilities:
         Excess book basis over tax basis of
              Accrued revenues and expenses                        (1,183)      (1,311)
         Property and equipment                                      (204)        (512)
         Management services agreement                               (155)         (57)
                                                                  -------      -------
                  Total deferred tax liabilities                   (1,542)      (1,880)

Net deferred tax asset                                              3,239          680
         Less valuation allowance                                  (3,239)        --
                                                                  -------      -------
         Net deferred tax asset                                   $  --        $   680
                                                                  -------      -------
                  Less current portion                               --           --
                                                                  =======      =======
         Noncurrent assets                                        $  --        $   680
                                                                  =======      =======

         Significant components of the provision for income taxes were as follows:




                                                                    Year ended                Year ended             Three months
                                                                    March 31,                 March 31,            ended March 31,
                                                                       2000                      1999                  1998
                                                                ------------------        ----------------         -------------
Current tax expense (benefit)
              Federal....................................       $              52         $             -          $          -
              State......................................                       -                       -                     -
                                                                ------------------        ----------------         -------------
                       Total current.....................                      52                       -                     -
Deferred tax expense (benefit):
              Federal....................................                    1984                   (462)                     -
              State......................................                     177                    (63)                     -
                                                                ------------------        ----------------         -------------
                       Total deferred....................                   2,161                   (525)                     -
                                                                ------------------        ----------------         -------------
Expense (benefit) for income taxes.......................       $           2,213         $         (525)          $          -
                                                                ==================        ================         =============

         The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (in thousands):

                                                                                                                    Three months
                                                                   Year ended              Year ended                 ended
                                                                    March 31,              March 31,                  March 31,
                                                                      2000                    1999                      1998
                                                         ---------------------------------------------------------------------------
                                                                               (in thousands)

Tax (benefit)  at U.S. Statutory rate (34%)..........    $           (1,070)           $           584            $          (666)
State income taxes, net of federal tax...............                  (106)                        82                        (93)
Nondeductible expenses and other.....................                    150                       118                        (14)
Change in valuation allowance .......................                  3,239                   (1,309)                        773
                                                         =========================================================================
         Total tax expense (benefit).................    $             2,213           $         (525)            $             -
                                                         =========================================================================


         At March 31, 2000, the Company had net operating loss carry-forwards available to reduce future taxable income of approximately $6.4 million, expiring beginning in 2017. The Company recorded a valuation allowance for its entire deferred tax asset because it concluded it is not likely it would be able to recognize the tax assets due to the lack of operating history of its implementation of the e-business plan, and modification of its management service agreements and maturity of its line of credit on July 31, 2001. The Company also has $6.1 million of available deductions related to the increase in tax basis of the assets acquired in the Affiliations. The tax benefits will be recognized over a period of seven to fifteen years.

12.      STOCK OPTION PLANS

         The Company grants stock options under the 1997 Stock Compensation Plan, stock-based incentive compensation (the "Plan"). The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. However, pro forma disclosures as if the Company recognized stock-based compensation at the fair value of the options themselves are presented below.

         Under the Plan, the Company is authorized to issue 2,000,000 shares of Common Stock pursuant to "Awards" granted to officers and key employees in the form of stock options.

         There were 1,219,273 and 596,666 options granted under the Plan, at March 31, 2000 and 1999, respectively. The Compensation Committee administers the Plans. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a one to five year period, beginning on the first anniversary of the date of grant.

         Following is a summary of the status of the Company's stock options as of March 31, 2000 and the changes from inception:

                                                                                         Number of Shares of        Weighted Average
                                                                                         Underlying Options         Exercise Prices
                                                                                         -------------------        ----------------
Outstanding at December 31, 1997..........................................                       -                  $        -
                                                                                         -------------------        ----------------
Exercisable at December 31, 1997..........................................                       -                           -
                                                                                         -------------------        ----------------
Granted...................................................................                    671,666                      8.50
Exercised.................................................................                       -                           -
Forfeited.................................................................                       -                           -
Expired...................................................................                       -                           -
                                                                                         -------------------        ----------------
Outstanding at March 31, 1998.............................................                    671,666                      8.50
                                                                                         -------------------        ----------------
Exercisable at March 31, 1998.............................................                       -                           -
                                                                                         -------------------        ----------------
Granted...................................................................                    358,000                      4.94
Exercised.................................................................                       -                           -
Forfeited.................................................................                   (433,000)                     8.46
Expired...................................................................                       -                           -
                                                                                         -------------------        ----------------
Outstanding at March 31, 1999.............................................                    596,666                      4.94

                                                                                         -------------------        ----------------
Exercisable at March 31, 1999.............................................                    136,333                      6.69
                                                                                         -------------------        ----------------
Granted...................................................................                    680,940                      3.49
Exercised.................................................................                       -                           -
Forfeited.................................................................                    (58,333)                     7.06
Expired...................................................................                       -                           -
                                                                                         -------------------        ----------------
Outstanding at March 31, 2000.............................................                  1,219,273
                                                                                         -------------------        ----------------
Exercisable at March 31, 2000.............................................                    267,263                      6.41
                                                                                         -------------------        ----------------
Weighted average fair value of options granted
during the period:
For the three months ended March 31, 1998                                                                                 $5.63
Fiscal 1999...............................................................                                                $2.77
Fiscal 2000...............................................................                                                $1.00

         The fair value of each stock option granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model for 1997, the Transition Period, and the years ended March 31, 1999 and 2000 with the following weighted-average assumptions: dividend yield of 0% for each year; expected volatility of 0% for 1997, 61.4 % for the Transition Period and for the year ended March 31, 1999; and 67% for the year ended March 31, 2000; risk-free interest rates are 5.9% for 1997 and 4.7% for the Transition Period, 5.7% for the year ended March 31, 1999 and 6.2% for the year ended March 31, 2000 and the expected lives of the options average ten years.

         The following table summarizes information about stock options outstanding at March 31, 2000 and 1999:

                                                                          Weighted                                    Weighted
                                      Weighted                            Average Exercise                            Average
                       Range of         Number         Average             Price               Number                 Exercise Price
                       Exercise      Outstanding at    Remaining          of options           Exercisable at         of Exercisable
 Fiscal year            Prices         3/31/00         Contract Life      Outstanding          3/31/00                Options
------------------------------------------------------------------------------------------------------------------------------------

2000               $1.94 - $8.50      1,219,273        8.74 years          $4.74               267,263                $6.41
1999               $2.63 - $8.50        596,666         9.1 years          $6.40               136,333                $6.69


         Had the compensation cost for the company's stock based compensation plans been determined using the fair value rather than the intrinsic value of the options, the Company's net income (loss) and diluted net income (loss) per share for 2000 and 1999 would approximate $(5.4) million or $(0.52) and $1.9 million, or $0.25 per share, respectively. The (loss) pro forma effect for the periods prior to the year ended March 31, 1999 are excluded because the Company had insignificant historical operating results. The effects of applying fair value accounting in this pro forma disclosure are not indicative of future amounts.

Warrants

         Omega Orthodontics, Inc. (See Note 8) had warrants outstanding to purchase 2,430,000 shares of Omega common stock. As a result of the merger with Pentegra on July 1, 2000, these warrants now constitute a warrant to acquire, on the same terms and conditions as were applicable under the original Omega warrants, the same number of shares of Pentegra common stock exercisable at prices ranging from $18.54 to $27.80 per share.

13.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

         The Company leases a portion of its property and equipment under the terms of capital and operating leases. The capital leases bear interest at varying rates ranging from 8.9% to 12.6% and require monthly payments.

         Assets recorded under capital leases, at March 31, 2000, consisted of the following (in thousands):


Cost..........................................          $        1,488
Less accumulated amortization.................                     115
                                                        --------------
Total.........................................          $        1,373
                                                        ==============


         Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of one or more years consisted of the following at March 31, 2000 (in thousands):

                                                                       Capital                 Operating
                                                                      --------------         -------------
2001........................................................          $         434          $        399
2002........................................................                    434                   368
2003........................................................                    324                   262
2004........................................................                    275                   158
2005........................................................                    108                     2
Thereafter..................................................                      -                     -
                                                                      --------------         -------------
Total minimum obligations...................................                  1,575          $      1,189
                                                                                             =============

  Less amount representing interest.........................                    305
                                                                      --------------
Present value of minimum obligations........................                  1,270
  Less current portion......................................                    309
                                                                      --------------
Long-term obligation at March 31, 2000......................          $         961
                                                                      ==============



Litigation

         In December 1999, twelve former owners of certain dental practices acquired by the Company in March 1998 filed a lawsuit against the Company in 190th District Court of Harris County, Texas. The lawsuit alleges that the Company committed a breach of contract relating to services rendered in connection with the management services agreements. Subsequent to March 31, 2000 ten of the twelve litigants have settled their claims. Discussions are continuing with the remaining two. The settlement requires the practices to pay $727,000 and return approximately 453,000 shares of Company stock from their original consideration for the settlement of their accounts receivable and purchase of their practice assets, and will pay a reduced management fee until the expiration of their original five year employment term. The Company recorded a loss of approximately $310,000 related to the settlement during fiscal year ended March 31, 2000. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         In May 1999, two former employees of Omega Orthodontics, Inc. ("Omega") filed a lawsuit against Omega in Superior Court of California for the County of Los Angeles. One lawsuit alleges that certain members of Omega's management engaged in conduct that could constitute sexual harassment. The second employee claim alleges breach of an oral employment contract and certain claims of ownership rights in Omega L.L.C., a shareholder of Pentegra. The Company believes that the asserted claims are without merit. In the opinion of management, resolution of these claims will not have a material adverse effect on the Company's financial position results of operations.

14.      RELATED PARTY TRANSACTIONS

         During the Transition Period, an employment bonus of $1,250,000 to a member of the Board of Directors and Chief Dental Officer of the Company was recorded. Payments of the bonus have been made in increments of $10,000 on the closing of each dental practice affiliation. During fiscal 2000 and 1999, $190,000 and $310,000 were paid respectively to this board member. In December 1999, the officer forgave $350,000 due him by the Company. The net extraordinary gain to the Company after a tax effect was $350,000. Pursuant to the terms of the Company's employment agreement with the Chief Dental Officer as amended, the remaining employment bonus must be paid in full by July 31, 2001. At March 31, 2000, a bonus payable of $400,000 remained outstanding.

         During the year ended March 31, 2000, the Company made a severance payment of $30,000 to the former Chief Operating Officer. The Company also agreed to pay the former Chief Operating Officer $72,000 under the terms of the separation. During the year ended March 31, 1999, the Company made a severance payment of $350,000 to the former Chief Executive Officer.

         At March 31, 2000 and 1999, the Company had notes and accounts receivable from Affiliated Practices who also serve as members of the Board of Directors. At March 31, 2000 and 1999, the total notes receivable from board members were approximately $361,000 and $109,000 respectively, net of an allowance for doubtful accounts of $136,000 and $0, respectively. The accounts receivable from board members at March 31, 2000 and 1999 were approximately $430,000 and $386,000 respectively, net of allowance for doubtful accounts of $198,000 and $0, respectively.

         During fiscal 2000, Pentegra completed the acquisition of Liberty Dental Alliance, Inc. ("Liberty"). The President and Chief Executive Officer was an owner of Liberty, and as such, received 127,650 common shares and 417 options to purchase common shares of Pentegra Dental Group, Inc., in exchange for his ownership in Liberty.

15.      CREDIT RISK

         The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits.

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, receivables from Affiliated Practices, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings, and revolving line of credit and notes receivables from Affiliated Practices as of March 31, 2000 and 1999, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

Receivables and Notes Receivables from Affiliated Practices

     Receivables from Affiliated Practices represents payments for services rendered by the Company for the Affiliated Practices. The Company does not perform periodic credit reports or provide collateral related to the receivables from Affiliated Practices.

     As of March 31, 2000 and 1999, the Company had on allowance for doubtful accounts of $4.5 million and $125,000 respectively for its accounts and notes receivables from Affiliated Practices. In the year ended March 31, 2000, the Company recorded a $4.5 million charge in bad debt expense resulting from its inability to collect receivables from Affiliated Practices after exhausting various payment plans with the Affiliated Practices and settlement of litigation with ten practices in Texas. (See Note 13). Although management believes the remaining receivables are collectable at March 31, 2000, it is reasonably possible that what the Company will collect may materially differ.

         During the year ended March 31, 2000, the Company converted approximately $971,000 in receivables from Affiliated Practices into interest bearing notes receivables.

16.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                                     For the period
                                                                                                                     from inception,
                                                                                                   Three months    February 21, 1997
                                                                    Year ended      Year ended       ended               through
                                                                    March 31,       March 31,       March 31,        December 31,
                                                                       2000            1999           1998                1997
                                                                    ------------    ----------      ---------        ---------------
                                                                                           (in thousands)

Cash paid during the period for:
       Interest                                                           $1,571          $55          $24             $   --
       Income taxes                                                         --             85           --                 --
Supplemental disclosure of non-cash
       Investing and financing activities:
       Issuance of common stock
       in connection with practice
       affiliations:                                                       3,838        8,496         --                 --
Issuance of convertible subordinated notes in connection with practice affiliations:
                                                                            --          4,566         --                 --
Issuance of notes payable in connection with practice affiliations:
                                                                            --            537           18               --
Issuance of notes payable for prepaid assets and acquisitions:
                                                                            --           --            373               --
Issuance of notes payable for redemption of preferred stock
                                                                            --           --            468               --
Offering costs accrued                                                      --           --          1,008              1,795
Acquisition of property and
 Equipment accrued                                                          --           --           --                  243
Discount on notes payable                                                   --           --           --                  180
Convertible subordinated notes
     Offset against  receivables from
     Affiliated Practices                                                    732         --           --                 --
Conversion of receivables from
      Affiliated Practices to notes
      Receivables                                                            971         --           --                 --
Capital leases incurred for equipment                                      1,448         --           --                 --
Treasury stock acquired for payment                                          176
 of receivable from Affiliated
 practices and purchase of property
 and equipment


17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth summary quarterly results of operations for the Company for the years ended March 31, 2000 and 1999

2000
                                                                First           Second               Third              Fourth
                                                               Quarter          Quarter              Quarter            Quarter
                                                            ------------------------------------------------------------------------
Net revenue                                                     $12,449         $ 15,609              $14,967           $ 13,963
Operating expenses                                               11,544           14,920               14,761             18,251
(Loss) earnings from operations                                     905              689                  206            (4,288)
(Loss) earnings before income taxes                                 698              525                    8            (4,728)
Income taxes                                                        279              250                   49              1,635
Extraordinary items, net                                                                                  217                133
Net (loss) earnings                                              $  419           $  275               $  176          $ (6,230)
Net earnings per share (1)
Basic and diluted earnings per share
  Earnings (loss) before extraordinary item                         .05              .03                    -              (.60)
  Extraordinary item                                                  -                -                  .02               .01
  Net earnings (loss)                                               .05              .03                  .02              (.58)
Weighted average common shares outstanding:
  Basic and diluted                                               9,103           10,844               10,802             10,675

1999
                                                             First            Second            Third               Fourth
                                                             Quarter          Quarter           Quarter             Quarter
                                                            ------------------------------------------------------------------------
Net revenue                                                  $ 7,412          $ 8,761            $ 9,851             $ 12,800
Operating expenses                                             6,515            8,394              9,888               12,143
Earnings from operations                                         897              367               (37)                  657
Earnings before income taxes                                     937              406              (115)                  489
Income taxes                                                     263              112              (885)                 (15)
Net earnings                                                  $  674           $  294             $  770               $  504
Net earnings per share (1)
  Basic and diluted                                          $   .10          $   .04             $  .10              $   .06
Weighted average common share outstanding:
 Basic and diluted                                             6,886            7,526              7,961                8,841


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
        DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth under the captions "Election of Directors' and "Section 16 Reports will be set forth in the Company's definitive Proxy Statement (the "2000 Proxy Statement") for its 2000 annual meeting of stockholders, which sections are incorporated herein by reference.

         Pursuant to Item 401 (b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in the section entitled "Executive Compensation" in the 2000 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which section is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED THIRD PARTY TRANSACTIONS

         The information required by this item will be set forth in the section entitled "Certain Transactions" in the 2000 Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 - K
(A) (1)  FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of March 31, 2000 and 1999

Consolidated Statements of Operations for the Years Ended March 31, 2000 and 1999, and the three months ended March 31, 1998.

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Year Ended March 31, 2000 and 1999, and the three months ended March 31, 1998.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2000 and 1999, and the three months ended March 31, 1998.

Notes to the Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All Schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

(a)(3)EXHIBITS


EXHIBITS
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------

3.1(1)         Restated Certificate of Incorporation of Pentegra Dental Group, Inc.
3.2(1)         Bylaws of Pentegra Dental Group, Inc.
4.1(1)         Form of certificate evidencing ownership of Common Stock of Pentegra Dental Group, Inc.
4.2(1)         Form of Registration Rights Agreement for Owners of Founding Affiliated Practices
4.3(1)         Registration Rights Agreement dated September 30, 1997 between Pentegra Dental Group, Inc. and the stockholders named therein
 4.4(2)        Form of Stockholders' Agreement for Owners of Affiliated Practices
4.5(3)         Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust Company of Texas, N.A., as Trustee relating to the
               Convertible Debt Securities
+10.1(1)       Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
+10.2(1)       Employment Agreement dated July 31, 1997 between Pentegra Dental Group, Inc. and Omer K. Reed, D.D.S.
+10.3(1)       Employment Agreement dated July 1, 1997 between Pentegra Dental Group, Inc. and Gary S. Glatter
+10.4(1)       Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and John Thayer
+10.5(1)       Employment Agreement dated September 1, 1997 between Pentegra Dental Group, Inc. and Sam H. Carr
+10.6(1)       Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and James Dunn, Jr.
+10.7(1)       Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and Kimberlee K. Rozman
 +10.8(1)      Form of Service Agreement
+10.9(1)       Amendment to Employment Agreement dated July 31, 1997 between Pentegra Dental Group, Inc. and Omer K. Reed, D.D.S.
+10.10(1)      Second Amendment to Employment Agreement dated July 31, 1997 between Pentegra Dental Group, Inc. and Omer K. Reed,
               D.D.S.
+10.11(1)      Amendment to Employment Agreement dated May 1, 1997 between Pentegra Dental Group, Inc. and Gary S. Glatter
+10.12(1)      Amendment to Employment Agreement dated September 1, 1997 between Pentegra Dental Group, Inc. and Sam H. Carr
+10.13(1)      Amendment to Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and James L. Dunn, Jr.
+10.14(1)      Amendment to Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and John Thayer.
+10.15(1)      Amendment to Employment Agreement dated July 12, 1997 between Pentegra Dental Group, Inc. and Kimberlee Rozman
10.16(1)       Second Amendment to Asset Contribution Agreement dated August 20, 1997 between Pentegra Dental Group, Inc., Pentegra,
               Ltd., Napili International, Inc. and the shareholders of Pentegra, Ltd. and Napili International, Inc.
10.17(4)       Credit Agreement dated June 1, 1998 between Bank One, Texas, N.A. and Pentegra Dental Group, Inc.
10.18(5)       Modification to Credit Agreement between Pentegra Dental Group, Inc. and Bank One, Texas, N.A. dated September 9,
               1998
10.19(5)       Second Amendment to Employment Agreement between Pentegra Dental Group, Inc. and James L. Dunn, Jr. dated April 22,
               1998
10.20(5)       Separation and Mutual Release Agreement between Pentegra Dental Group, Inc. and Gary S. Glatter dated November 13,
               1998
10.21(5)       Agreement and Plan of Merger among Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc., Liberty Acquisition
               Corporation, James M. Powers, Jr., Sylvia H. McAlister and William Kelly dated as of November 13, 1998
10.22(5)       Employment Agreement between Pentegra Dental Group, Inc. and James M. Powers, Jr. dated November 13, 1998
10.23(2)       First Amendment to Credit Agreement by and among Pentegra Dental Group, Inc. and Bank One, Texas, N.A. dated as of
               February 9, 1999
10.24(2)       First Amendment to the Agreement and Plan of Merger by and among Pentegra Dental Group, Inc., Liberty Dental
               Alliance, Inc., Liberty Acquisition Corporation, James M. Powers, Jr., Sylvia H. McAlister and William Kelly dated as of January 29, 1999
10.25(2)       Agreement and Plan of Merger dated as of March 15, 1999 among Pentegra, Omega, Merger Sub and the stockholders of
               Omega named therein (included Annex A to the Proxy Statement/Prospectus)
10.26          Third Amendment to Credit Agreement
21.1           Subsidiaries of the Registrant
23.1           Consent of PricewaterhouseCoopers LLP
27.1           Financial Data Schedule

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Phoenix, State of Arizona, on July 14, 2000.


                                 PENTEGRA DENTAL GROUP, INC.


                                 By:   /s/ James M. Powers, Jr., D.D.S.
                                      --------------------------------------
                                      James M. Powers, Jr., D.D.S.
                                      Chairman of the Board, President and
                                      Chief Executive Officer

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

Name                                                  Capacity                                               Date
----                                                  --------                                               ----

/s/ James M. Powers, Jr., D.D.S.
---------------------------------------
James M. Powers, Jr., D.D.S.                         Chairman of the Board, President and Chief            July 14, 2000
                                                     Executive Officer (Principal Executive Officer)

/s/ Sam H. Carr
---------------------------------------
Sam H. Carr                                          Senior Vice President, Chief Financial Officer       July 14, 2000
                                                     and Director (Principal Financial and Accounting
                                                     Officer)
/s/ Omer K. Reed, D.D.S.
---------------------------------------
Omer K. Reed, D.D.S.                                 Director                                             July 14, 2000

/s/ Walter J. Anderson, D.D.S.
---------------------------------------
Walter J. Anderson, D.D.S.                           Director                                             July 14, 2000

/s/ James H. Clarke, Jr., D.D.S.
---------------------------------------
James H. Clarke, Jr., D.D.S.                         Director                                             July 14, 2000

/s/ Mack E. Greder, D.D.S.
---------------------------------------
Mack E. Greder, D.D.S.                               Director                                             July 14, 2000

/s/David A. Little, D.D.S.
---------------------------------------
David A. Little, D.D.S.                              Director                                             July 14, 2000

/s/ Anthony P. Maris
---------------------------------------
Anthony P. Maris                                     Director                                             July 14, 2000

/s/ George M. Siegel
---------------------------------------
George M. Siegel                                     Director                                             July 14, 2000

                                 EXHIBIT INDEX


Exhibit
Number              Description of Exhibit
-------             ----------------------

21.1                Subsidiaries of the Registrant
23.1                Consent of PricewaterhouseCoopers LLP
27.1                Financial Data Schedule

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 12B-25

                           NOTIFICATION OF LATE FILING

                                   (CHECK ONE)

     [X] FORM 10-K [ ] FORM 20-F [ ] FORM 11-K [ ] FORM 10-Q [ ] FORM N-SAR

                        FOR PERIOD ENDED: MARCH 31, 2000

                       [ ] TRANSITION REPORT ON FORM 10-K
                       [ ] TRANSITION REPORT ON FORM 20-F
                       [ ] TRANSITION REPORT ON FORM 11-K
                       [ ] TRANSITION REPORT ON FORM 10-Q
                       [ ] TRANSITION REPORT ON FORM N-SAR

                 FOR THE TRANSITION PERIOD ENDED: ______________


  READ ATTACHED INSTRUCTION SHEET BEFORE PREPARING FORM. PLEASE PRINT OR TYPE.

             NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT
         THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.

         IF THE NOTIFICATION RELATES TO A PORTION OF THE FILING CHECKED ABOVE, IDENTIFY THE ITEM(S) TO WHICH THE NOTIFICATION RELATES:

                 PART 1 - REGISTRANT INFORMATION (OFFICIAL TEXT)


                            FULL NAME OF REGISTRANT:
                           PENTEGRA DENTAL GROUP, INC.


                           FORMER NAME IF APPLICABLE:
                                       N/A

           ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (STREET AND NUMBER):
                         2999 N. 44TH STREET, SUITE 650


                            CITY, STATE AND ZIP CODE
                             PHOENIX, ARIZONA 85018

                       PART II - RULES 12b-25 (b) AND (c)


                IF THE SUBJECT REPORT COULD NOT BE FILED WITHOUT
                UNREASONABLE EFFORT OR EXPENSE AND THE REGISTRANT
                   SEEKS RELIEF PURSUANT TO RULE 12b-25(b) THE
                                FOLLOWING SHOULD

                    BE COMPLETED. (CHECK BOX IF APPROPRIATE)

            [X]   (a) THE RESPONSE DESCRIBED IN REASONABLE DETAIL IN
             PART III OF THIS FORM COULD NOT BE ELIMINATED WITHOUT
                        UNREASONABLE EFFORT OR EXPENSE;

            [X]   (b) THE SUBJECT ANNUAL REPORT, SEMI-ANNUAL REPORT,
               TRANSITION REPORT ON FORM 10-K, FORM 20-F, 11-K OR
               FORM N-SAR, OR PORTION THEREOF WILL BE FILED ON OR
                BEFORE THE FIFTEENTH CALENDAR DAY FOLLOWING THE
              PRESCRIBED DUE DATE; OR THE SUBJECT QUARTERLY REPORT
             OR TRANSITION REPORT ON FORM 10-Q, OR PORTION THEREOF
               WILL BE FILED ON OR BEFORE THE FIFTH CALENDAR DAY
                     FOLLOWING THE PRESCRIBED DUE DATE; AND

             [ ]   (c) THE ACCOUNTANT'S STATEMENT OR OTHER EXHIBIT
                REQUIRED BY RULE 12b-25(c) HAS BEEN ATTACHED, IF
                                  APPLICABLE.

                      PART III - NARRATIVE (OFFICIAL TEXT)

              STATE BELOW IN REASONABLE DETAIL THE REASONS WHY THE
       FORM 10-K, 11-K, 10-Q, N-SAR, OR THE TRANSITION REPORT OR PORTION
         THEREOF, COULD NOT BE FILED WITHIN THE PRESCRIBED TIME PERIOD.
                        (ATTACH EXTRA SHEETS IF NEEDED)


The Registrant has been in discussions with respect to (i) the renegotiation of existing service contracts that are ongoing with its affiliate dental practices and (ii) certain compliance issues with its secured lender. The existing service contracts would, if amended as currently contemplated by the parties, affect the valuation of the Registrant's intangibles and would result in a charge against earnings which, in turn, would affect compliance with certain of the financial covenants in the Registrant's secured credit agreements. The Registrant is currently not in compliance with certain of the covenants of its $15 million bank credit facility with Bank One of Texas, N.A. (the "Bank One Facility"). The Registrant is currently renegotiating certain of the covenants of the Bank One Facility, which the Company anticipates will be completed prior to July 14, 2000. The resolution of these issues has delayed the completion of the Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

PART IV - OTHER INFORMATION (Official Text)


(1) Name and telephone number of person to contact in regard to this notification

                   [NAME]          [AREA CODE]    [NUMBER]
                   Sam H. Carr        (602)       952-1200

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the Registrant was required to file such report(s) been filed? If answer is no, identify reports(s).

                                              [X] Yes [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statement to be included in the subject report or portion thereof?

                                              [X] Yes [ ] No

The Registrant continually evaluates the collectibility of its accounts receivable and notes receivable from affiliated dental practices. In the year ended March 31, 2000, the Registrant anticipates a charge against earnings related to doubtful collections of accounts receivable and notes receivable from affiliated dental practices of approximately $4.5 million on a pre-tax basis. In addition, without giving effect to the charge for uncollectible accounts discussed above, the Registrant also anticipates a fourth quarter 2000 loss and, after giving effect to the charge for uncollectible accounts, report a loss for the fiscal year ended March 31, 2000.


                           PENTEGRA DENTAL GROUP, INC.
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

By  /s/ SAM H. CARR                            Date: June 30, 2000
  ---------------------------