Form 10-Q
period 2000-06-30
PENTEGRA DENTAL GROUP INC
filed 2000-08-14
CIK 1042291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       JUNE 30, 2000 OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 10, 2000, was 10,307,998.

                             FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

PART I - FINANCIAL INFORMATION                                             PAGE

         Item 1 - Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets as of June 30, 2000 and
                  March 31, 2000.........................................     3

                  Consolidated Statements of Operations for the Three
                  Months Ended June 30, 2000, and June 30, 1999..........     4

                  Consolidated Statement of Changes in Shareholders'
                  Equity as of June 30, 2000.............................     5

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended June 30, 2000 and June 30, 1999...........     6

                  Notes to Consolidated Financial Statements ............     7

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................    9

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings.....................................     14

         Item 2 - Change in Securities and use of Proceeds..............     14

         Item 3 - Defaults of Senior Securities.........................     14

         Item 4 - Submission of Matters to a Vote of Security Holders...     14

         Item 5 - Other Information.....................................     14

         Item 6 - Exhibits and Reports on Form 8-K......................     14

         Signature......................................................     15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    June 30,         March 31,
                                                                                      2000              2000
                                                                                  --------------    -------------
                                                                                   (Unaudited)
                                      ASSETS
  Current assets:
    Cash and cash equivalents                                                     $        169      $         553
    Receivables from affiliated practices, net of allowance
      for doubtful accounts of $2,153 and $3,269 respectively                            2,553              2,966
    Prepaid and other current assets                                                       395                499
    Notes receivable from Affiliated Practices - current, net                              413                421
                                                                                  --------------    -------------
        Total current assets                                                             3,530              4,439

  Property and equipment, net                                                            5,480              6,886
  Intangible assets, net                                                                20,774             25,786
  Notes receivable from Affiliated Practices, net                                          873                709
  Other assets                                                                              81                 86
                                                                                  --------------    -------------

        Total assets                                                              $     30,738      $      37,906
                                                                                  ==============    =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current portion of long term debt                                                    1,343                492
    Accounts payable and accrued liabilities                                             1,937              1,908
    Accrued employment agreement                                                           370                400
    Current portion of capital leases                                                      317                309
                                                                                  --------------    -------------
        Total current liabilities                                                        3,967              3,109

  Long term debt, less current maturities                                               13,147             14,829
  Capital lease liabilities                                                                897                961

  Commitment and contingencies

  Shareholders' equity:
    Common stock, $.001 par value 40,000,000 shares authorized, 10,820,783
        issued                                                                              11                 11
    Additional paid-in capital                                                          25,604             25,604
    Accumulated deficit                                                                (11,940)            (6,432)
    Less:  Treasury  shares at cost 644,930 and 154,748 respectively                      (948)              (176)
                                                                                  --------------    -------------

        Total shareholders' equity                                                      12,727             19,007
                                                                                  --------------    -------------

        Total liabilities and shareholders' equity                                $     30,738      $      37,906
                                                                                  ==============    =============


         The accompanying notes are an integral part of the consolidated financial statements.

                  PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                 2000                1999
                                                                            ---------------      --------------
  Net revenue                                                               $        6,357       $     12,449
    Operating expenses:
        Clinical salaries, wages and benefits                                        3,452              5,126
        Dental supplies and lab fees                                                   286              2,225
        Rent                                                                           176                833
        Advertising and marketing                                                       33                269
        General and administrative                                                   1,817              1,005
        Other operating expenses                                                       192              1,554
        Depreciation and amortization                                                5,583                532
                                                                            ---------------      --------------
        Total operating expenses                                                    11,539             11,544

        Earnings (loss) from operations                                             (5,182)               905

    Interest expense                                                                   389                246
    Interest income                                                                    (54)               (39)
    Other income                                                                        (9)                 -
                                                                            ---------------      --------------
    Income (loss) before income taxes                                               (5,508)               698
        Income taxes                                                                     -                279
                                                                            ---------------      --------------

    Net (loss) income                                                       $       (5,508)      $        419
                                                                            ===============      ==============

    Basic and diluted earnings (loss) per share                             $        (0.54)      $       0.05
                                                                            ===============      ==============

    Weighted average number of share outstanding -
        basic and diluted                                                           10,175              9,103
                                                                            ===============      ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                  PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Additional                                               Total
                                   Common Stock               Paid-In         Accumulated         Treasury        Shareholders'
                              Shares         Amount           Capital           Deficit            Stock             Equity
                            -----------    ------------     -------------    --------------     -------------    ----------------

Balances, March 31, 2000        10,821     $        11      $     25,604      $    (6,432)       $     (176)      $      19,007

Shares repurchased                   -               -                 -                -              (772)               (772)

Net loss                             -               -                 -           (5,508)                -              (5,508)
                            -----------    --- --------     --- ---------    ---- ---------     ---- --------    ----- ----------

Balances, June 30, 2000         10,821     $        11      $     25,604      $   (11,940)       $     (948)      $      12,727
                            ===========    === ========     === =========    ==== =========     ==== ========    ===== ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                  PENTEGRA DENTAL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                  2000              1999
                                                                              --------------   -------------
    Net cash provided by (used in) operating activities                       $        (211)    $      1,060

    Cash flows from investing activities:

          Capital expenditures                                                          (44)            (390)
          Acquisitions of Affiliated Practices, net of cash acquired                      -             (849)
          Issuance of notes receivable                                                  (12)               -
          Repayment of notes receivable                                                  16               27
                                                                              --------------   -------------
             Net cash used in investing activities                                     (140)          (1,212)
                                                                              --------------   -------------


    Cash flows from financing activities:

          Repayment of long-term debt                                                  (133)               -
          Proceeds from line of credit                                                    -              500
                                                                              --------------   -------------
             Net cash provided by (used in) financing activities                       (133)             500
                                                                              --------------   -------------

    Net change in cash and cash equivalents                                            (384)             348
    Cash and cash equivalents, beginning of period                                      553            1,047
                                                                              --------------   -------------

    Cash and cash equivalents, end of period                                  $         169     $      1,395
                                                                              ==============   =============


    Supplemental disclosures of cash flow information:

    Convertible subordinated notes offset against receivables from
        Affiliated Practices                                                  $         540     $          -

    Conversion of receivables from Affiliated Practices to notes receivables  $         999     $          -

    Treasury  stock acquired for payment of receivable from Affiliated
        Practices and purchase of property and equipment                      $         772     $          -

    Notes payable offset against future membership fees                       $         214     $          -


         The accompanying notes are an integral part of the consolidated financial statements.

                           PENTEGRA DENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Pentegra Dental Group, Inc. (the "Company") provides practice management services to dental practices throughout the United States. As of June 30, 2000, the Company managed 95 affiliated practices ("Affiliated Practices") in 29 states.

The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended June 30, 2000 and 1999.

Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the financial statements of Pentegra Dental Group, Inc., and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the year ended March 31, 2000, as filed with the SEC.

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

In the third and fourth quarter of fiscal 2000, the Company announced that it would be implementing a new business strategy to change the current practice management business focus to an e-business strategy. A name change of the Company to "E-DENTIST.COM" was approved by the Board of Directors in April, 2000. The name change will be submitted to a shareholder vote at the August 25, 2000 Annual Shareholders' Meeting.

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

4. COMMUNITY - Dental and professional idea communication in chat rooms and message boards

5. PURCHASING - Dental supplies and equipment purchasing from major suppliers to all dentists

The Company has developed a Web site and executed various channel partnership agreements with other entities to help provide the on-line services. In early May 2000, the Company launched the first generation Web site and expects to increase its functionality. The current focus of functionality is concentrated toward revenue generation for the Company. The Company anticipates a substantial portion of the Web site will be completed and operational by December 2000.

As of June 30, 2000, the Company modified 28 of its Management Service Agreements and intends to modify a substantial portion of the remaining Management Services Agreements, to a shorter term (from 25-40 year terms) of five years, and decrease and fix the future monthly management fees. The new service agreement will modify the type of services the Company will provide each Affiliated Practice. The modification of the terms include the following:

     1. The payroll and payables process will cease. All practice expenses will be paid by the dentist and not reimbursed. All employees will become employees of the dentists and payroll will be processed at the practice level.

     2. Management fees will be 90% of fiscal year 2000 fees and fixed for three years, drawn weekly at the agreed upon fixed amount.

     3. All accounts receivable currently will be paid, either in cash or by signing a three-year, interest bearing note at 10%.

     4. Assets and other equipment will be transferred back to the doctors at the end of the amended management service agreement term, at a nominal value.

          Based on the management service agreements modified as of June 30, 2000, the Company has recorded a loss due to impairment of approximately $5.0 million for the quarter ended June 30, 2000. Based on the proposed modifications of the remaining management services agreements that must be accepted by both the Company and Affiliated Practice, the Company has prepared an analysis to determine the recoverability of the management service agreement intangible asset and fixed assets grouped at the practice level for which there are identifiable cash flows. The Company has prepared the analysis by calculating the expected undiscounted future cash flows under the proposed amendments to the management service agreements, less the carrying amount of the intangible asset and fixed assets has determined that the majority of the intangible asset and fixed assets will be impaired. The Company will recognize an impairment charge when and if its proposed modifications are accepted by the Affiliated Practice. The amount of the additional impairment is estimated to be approximately $15.0 million if substantially all of the remaining Affiliated Practices accept the proposed modifications, and will be recorded in the period in which the management service agreements are amended. The period effected is anticipated to be the quarter ending September 30, 2000.

During fiscal 2000, the Company incurred a net loss of approximately $5.4 million and had an accumulated deficit of $6.4 million at March 31, 2000. In addition, the Company used cash flow from operations of $628,000 during the period ending March 31, 2000. During the quarter ended June 30, 2000, the Company incurred a net loss of approximately $5.5 million, and has an accumulated deficit of $11.9 million at June 30, 2000. In addition, the Company used cash flow from operations of $211,000 during the quarter ended June 30, 2000.

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

As discussed above, the bank credit facility due date has been extended to July 31, 2001. Based upon its current strategy to enhance cash collections and reduce costs, the Company projects to have sufficient funds to meet its operating capital requirements through the fiscal year ending March 31, 2001; however, there would not be sufficient cash flow to fund the credit agreement obligations due July 31, 2001. Management believes it will be able to replace the credit facility with other financing alternatives or refinance its current line of credit. There is no assurance that other financing or refinancing of its current line of credit will be available in sufficient cash, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position.

In order to increase its liquidity, the Company has developed the following strategies; (i) suspension of its new practice affiliation program, (ii) implement its revised eCommerce based strategic alternative described above,
(iii) implement more rigid credit policies with its Affiliated Practices, (iv) consider terminating the services agreements of selected underperforming Affiliated Practices, (v) reducing costs in the Company's corporate office, and
(v) raising additional capital. However, there can be no assurance that the Company's strategy will be achieved.

2.   SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Diluted earnings per share are not separately presented because such amounts would be the same as amounts computed for basic earnings per share.

Outstanding options to purchase approximately 1,219,273 and 596,666 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three months ended June 30, 2000 and 1999, respectively, because their effect would have been antidilutive.

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

3.   LEGAL PROCEEDINGS

In June 2000, the Company initiated proceedings against two practices in Texas for their failure to pay management fees due. In response, these two practices filed lawsuits in Harris County, Texas claiming breach of contract and State of Texas securities violations. Management believes these claims are without merit and is seeking dismissal of the lawsuits.

In December 1999, twelve former owners of certain dental practicies acquired by the Company in March 1998 filed a lawsuit against the Company in 190th District Court of Harris County, Texas. The lawsuit alleges that the Company committed a breach of contract relating to services rendered in connection with the management services aggreements. During the three month period ended June 30, 2000 ten of the twelve litigants settled their claims. The settlement require the practices to pay $727,000 and return approximately 453,000 shares of Company stock from their original consideration for the settlement of their accounts receivable and purchase of their practice assets, and will pay a reduced management fee until the expiration of their original five year employment term. Subsequent to June 30, 2000 one of the two remaining litigants settled their claim. The settlement requires the practice to pay $200,000 and return approximately 36,000 shares of Company Stock from the original consideration for the settlement of their accounts receivable and purchase of their assets, and will pay a reduced management fee until the expiration of their original five year employment term.

4.   SUBSEQUENT EVENTS

In May 1999, two former employees of Omega Orthodontics, Inc. ("Omega") filed a lawsuit against Omega in Superior Court of California for the County of Los Angeles. One lawsuit alleged that certain members of Omega's management engaged in conduct that could constitute sexual harassment. The second employee claim alleged breach of an oral employment contract and certain claims of ownership rights in Omega L.L.C., a shareholder of Pentegra. The Company believed that the asserted claims are without merit. In July 2000, these suits were settled for an immaterial amount.

At June 30, 2000, Pentegra owed a board member $100,000 plus accrued interest related to an acquisition in connection with the Initial Public Offering in March, 1998. The parties agreed to offset the amount owed to the board member against future service fees to be earned during the current and two subsequent fiscal years.

On August 9, 2000 the Company entered into an Asset Purchase Agreement with Dexpo.com, Inc. The consideration for the purchased assets consists of 750,000 shares of Pentegra common stock with an additional 500,000 shares to be held in escrow and paid contingent upon meeting certain performance criteria. The Company expects this transaction to close before September 30, 2000.

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

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

In the third and fourth quarter of fiscal 2000, the Company announced that it would be implementing a new business strategy to change the current practice management business focus to an e-business strategy. A name change of the Company to "E-DENTIST.COM" was approved by the Board of Directors in April, 2000. The name change will be submitted to a shareholder vote at the August 25, 2000 Annual Shareholders' Meeting.

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

     4.   COMMUNITY - Dental and professional idea communication in chat rooms and message boards

     5.   PURCHASING - Dental supplies and equipment purchasing from major suppliers to all dentists

The Company has developed a Web site and executed various channel partnership agreements with other entities to help provide the on-line services. In early May 2000, the Company launched the first generation Web site and expects to increase its functionality. The current focus of functionality is concentrated toward revenue generation for the Company. The Company anticipates a substantial portion of the Web site will be completed and operational by December 2000.

As of June 30, 2000, the Company had modified 28 of its Management Service Agreements and intends to modify a substantial portion of the remaining Management Services Agreements, to a shorter term (from 25-40 year terms) of five years, and decrease and fix the future monthly management fees. The new service agreement will modify the type of services the Company will provide each Affiliated Practice. The modification of the terms include the following:

     1. The payroll and payables process will cease. All practice expenses will be paid by the dentist and not reimbursed. All employees will become employees of the dentists and payroll will be processed at the practice level.

     2. Management fees will be 90% of fiscal year 2000 fees and fixed for three years, drawn weekly at the agreed upon fixed amount.

     3. All accounts receivable currently will be paid, either in cash or by signing a three-year, interest bearing note at 10%.

     4. Assets and other equipment will be transferred back to the doctors at the end of the amended management service agreement term, at a nominal value.

Based on the management service agreements modified as of June 30, 2000, the Company has recorded a loss due to impairment of approximately $5.0 million for the quarter ended June 30, 2000. Based on the proposed modifications of the remaining management services agreements which were not complete prior to June 30, 2000, the Company has prepared an analysis to determine the recoverability of the management service agreement intangible asset and fixed assets grouped at the practice level for which there are identifiable cash flows for the remaining unmodified contracts. The Company has prepared the analysis by calculating the expected undiscounted future cash flows under the proposed amendments to the management service agreements, less the carrying amount of the intangible asset and fixed assets and has determined that the majority of the intangible asset and fixed assets will be impaired. The Company will recognize an impairment charge when and if its proposed modifications are accepted by the Affiliated Practice for the remaining unmodified contracts. The amount of the additional impairment is estimated to be approximately $15.0 million if substantially all of the remaining Affiliated Practices accept the proposed modifications, and will be recorded in the period in which the management service agreements are amended. The period effected is anticipated to be the quarter ending September 30, 2000.

During fiscal 2000, the Company incurred a net loss of approximately $5.4 million and had an accumulated deficit of $6.4 million at March 31, 2000. In addition, the Company used cash flow from operations of $628,000 during the period ending March 31, 2000. During the quarter ended June 30, 2000, the Company incurred a net loss of approximately $5.5 million, and has an accumulated deficit of $11.9 million at June 30, 2000. In addition, the Company used cash flow from operations of $211,000 during the quarter ended June 30, 2000.

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

As discussed above, the bank credit facility due date has been extended to July 31, 2001. Based upon its current strategy to enhance cash collections and reduce costs, the Company projects to have sufficient funds to meet its operating capital requirements through the fiscal year ending March 31, 2001; however, there would not be sufficient cash flow to fund the credit agreement obligations due July 31, 2001. Management believes it will be able to replace the credit facility with other financing alternatives or refinance its current line of credit. There is no assurance that other financing or refinancing of its current line of credit will be available in sufficient cash, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position.

In order to increase its liquidity, the Company has developed the following strategies; (i) suspension of its new practice affiliation program, (ii) implement its revised eCommerce based strategic alternative described above,
(iii) implement more rigid credit policies with its Affiliated Practices, (iv) consider terminating the services agreements of selected underperforming Affiliated Practices, (v) reducing costs in the Company's corporate office, and
(v) raising additional capital. However, there can be no assurance that the Company's strategy will be achieved.

RESULTS OF OPERATIONS (UNAUDITED)

Following completion of the IPO on March 30, 1998, the Company began operations effective April 1, 1998. Management service fee recognition and related expenses began April 1, 1998, and the Company began managing 51 dental practices in 18 states. At June 30, 2000, the Company managed 95 practices in 29 states.

COMPONENTS OF REVENUES AND EXPENSES

Under the terms of the original management services agreement with an affiliated practice, the Company serves as the exclusive manager and administrator of all non-dental services relating to the operation of an affiliated practice. The obligations of the Company include assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses include salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the affiliated practices. In addition, the Company incurs general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the typical services agreement and subject to applicable law, the Company is paid a management fee comprised of two components: (1) the costs incurred by it on behalf of the affiliated practice, and (2) a management fee either fixed in amount, an amount usually approximating 35% of the affiliated practice's operating profit, before dentist compensation or 15% of the Affiliated practice's collected gross revenue ("Service Fee"). Therefore, net revenues represent amounts earned by the Company under the terms of its management services agreements with the Affiliated Practices, which generally equate to the sum of the Service Fees and the operating expenses that the affiliated practices paid to the Company under the service agreements.

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

NET REVENUE

Net revenue generated for the three months ended June 30, 2000 and 1999 were approximately $6.4 million and $12.4 million, respectively. The decrease in net revenue is because the Company modified 28 Management Service Agreements during the three months ended June 30, 2000.

OPERATING EXPENSES

The Company incurred operating expenses of approximately $11.5 million for the three months ended June 30, 2000 and 1999, respectively. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, depreciation and amortization, and general and administrative expenses.

General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, rent, bad debt expenses, consulting fees, travel (primarily related to practice development), office costs and other general corporate expenses. For the three months ended June 30, 2000, general and administrative expenses were approximately $1.8 million, which represented 28.6% of net revenues. For the three months ended June 30, 1999, general and administrative expenses were approximately $1.0 million, representing about 8.1% of net revenues. General and administrative expenses increased as a percentage of net revenues primarily due to the reduction in recorded net revenues related to the shifting of account payables and payroll to the dental practices. Additionally, there was an increase in bad debt expenses of approximately $270,000, and professional fees of approximately $150,000 for the quarter ended June 30, 2000 over the same quarter in 1999.

INCOME TAX EXPENSE

Income tax expense for the three months ended June 30, 2000 and 1999 totaled $0 and $279,000, or 0% and 40%, respectively, of income (loss) before income taxes.

For the three months ended June 30, 2000, the Company recorded a valuation allowance for its entire deferred tax asset of $1.6 million because it concluded it is not likely it would be able to recognize the tax asset due to the lack of operating history of its implementation of the e-business plan, modification of its management service agreements and maturity of its line of credit on July 31, 2001. At June 30, 2000, the Company has a net deferred tax asset of $4.8 million with a corresponding valuation allowance. The Company also has $6.1 million of available deductions related to the increase in tax basis of the assets acquired in the Affiliations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company had a working capital deficit of approximately $400,000. Current assets included approximately $169,000 in cash and $2.6 million in net accounts receivable, due from Affiliated Practices. At June 30, 2000 current liabilities consisted of approximately $1.9 million in accounts payable and accrued liabilities. Included in the current portion of long term debt is approximately $900,000 of anticipated payments on the line of credit.

On June 1, 1998 the Company closed a revolving bank credit facility with Bank One, Texas, N.A., which provided the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the management service agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect with acquisitions exceeding certain limits. At June 30, 2000, $10.1 million was outstanding under the revolving line of credit.

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

As discussed above, the bank credit facility due date has been extended to July 31, 2000. Currently, management projects the Company does not have financial cash flow from operations to meet this payment. Management believes it will be able to replace the credit facility with other financing alternatives or refinance its current line of credit. There is no assurance that other financing will be available in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing would have a material and adverse effect on the Company's financial position.

Cash used in investing activities for the three months ended June 30, 2000 and 1999 included approximately $44,000 and $390,000, respectively, for purchases of capital equipment and $0 and $849,000 million, respectively, for the purchase of intangibles associated with new practice affiliations.

Cash used in financing activities for the three-month period ended June 30, 2000 included payments on the Company's long term debt and capital leases of $133,000. Cash generated from financing activities for the three-month period ended June 30, 1999 was draws on the revolving line of credit of $500,000.

SUBSEQUENT EVENTS

In May 1999, two former employees of Omega Orthodontics, Inc. ("Omega") filed a lawsuit against Omega in Superior Court of California for the County of Los Angeles. One lawsuit alleged that certain members of Omega's management engaged in conduct that could constitute sexual harassment. The second employee claim alleged breach of an oral employment contract and certain claims of ownership rights in Omega L.L.C., a shareholder of Pentegra. The Company believed that the asserted claims are without merit. In July 2000, these suits were settled for an immaterial amount.

At June 30, 2000, Pentegra owed a board member $100,000 plus accrued interest related to an acquisition in connection with the Initial Public Offering in March, 1998. The parties agreed to offset the amount owed to the board member against future service fees to be earned during the current and two subsequent fiscal years.

On August 9, 2000 the Company entered into an Asset Purchase Agreement with Dexpo.com, Inc. The consideration for the purchased assets consists of 750,000 shares of Pentegra common stock with an additional 500,000 shares to be held in escrow and paid contingent upon meeting certain performance criteria. The Company expects this transaction to close before September 30, 2000.

PART II

ITEM 1.  LEGAL PROCEEDINGS

In June 2000, the Company initiated proceedings against two practices in Texas for their failure to pay management fees due. In response, these two practices filed lawsuits in Harris County, Texas claiming breach of contract and State of Texas securities violations. Management believes these claims are without merit and is seeking dismissal of the lawsuits.

In December 1999, twelve former owners of certain dental practices acquired by the Company in March 1998 filed a lawsuit against the Company in 190th District Court of Harris County, Texas. The lawsuit alleges that the Company committed a breach of contract relating to services rendered in connection with the management services agreements. During the three month period ended June 30, 2000, ten of the twelve litigants settled their claims. The settlement required the practices to pay $727,000 and return approximately 453,000 shares of Company stock from their original consideration for the settlement of their accounts receivable and purchase of their practice assets and will pay a reduced management fee until the expiration of their original five year employment term. Subsequent to June 30, 2000, one of the two remaining litigants settled their claim. The settlement requires the practice to pay $200,000 and return approximately 36,000 shares of Company stock from the original consideration for the settlement of their accounts receivable and purchase of their practice assets, and will pay a reduced management fee until the expiration of their original five year employment term.

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


                                   PENTEGRA DENTAL GROUP, INC.
Dated: August 14, 2000

                                   /s/  Sam H. Carr
                                   -----------------------------------
                                   By:  Sam H. Carr
                                   Sr. Vice President - Chief Financial Officer