Form 10-Q
period 2000-09-30
PENTEGRA DENTAL GROUP INC
filed 2000-11-14
CIK 1042291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

       [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM _________ TO _________.

                             COMMISSION FILE NUMBER

                               E-DENTIST.COM, INC.

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / /

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 3, 2000, was 10,054,175.

                             FORM 10-Q REPORT INDEX

    10-Q PART AND ITEM NO.

    PART I - FINANCIAL INFORMATION                                         PAGE

      Item 1 - Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets as of September 30, 2000 and

           March 31, 2000...................................................  1

           Consolidated Statements of Operations for the Three and Six
           Months Ended September 30, 2000, and September 30, 1999..........  2

           Consolidated Statement of Changes in Shareholders'
           Equity (Deficit) as of September 30, 2000........................  3

           Consolidated Statements of Cash Flows for the Six

           Months Ended September 30, 2000 and September 30, 1999...........  4

           Notes to Consolidated Financial Statements ......................  5

      Item 2 - Management's Discussion and Analysis of Financial

           Condition and Results of Operations..............................  7

    PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings............................................ 12

      Item 2 - Change in Securities and Use of Proceeds..................... 12

      Item 3 - Defaults of Senior Securities................................ 12

      Item 4 - Submission of Matters to a Vote of Security Holders.......... 12

      Item 5 - Other Information............................................ 12

      Item 6 - Exhibits and Reports on Form 8-K............................. 12

      Signature............................................................. 12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      E-DENTIST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30,      MARCH 31,
                                                                                      2000            2000
                                                                                --------------    -------------
                                                                                  (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................................    $    1,028        $    553
  Receivables from affiliated practices, net of allowance for doubtful
      accounts of $2,092 and $3,269 respectively............................           177           2,966
  Prepaid and other current assets..........................................           226             499
  Notes receivable from affiliated practices - current, net.................           326             421
                                                                                --------------    -------------
       Total current assets..................................................        1,757           4,439

Property and equipment, net.................................................         3,850           6,886
Intangible assets, net......................................................         3,283          25,786
Notes receivable from affiliated practices, net.............................         1,117             709
Other assets................................................................           228              86
                                                                                --------------    -------------
      Total assets..........................................................    $   10,235        $ 37,906
                                                                                ==============    =============

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Credit facility...........................................................    $         9,739      $
  Current portion of long term debt.........................................                 97               492
  Accounts payable and accrued liabilities..................................              2,822             1,908
  Accrued employment agreement..............................................                350               400
  Current portion of capital leases.........................................                328               309
                                                                                -----------------    ---------------
      Total current liabilities.............................................             13,336             3,109

Credit facility.............................................................                               10,100
Long term debt, less current maturities.....................................              3,483             4,729
Capital lease obligations...................................................                811               961

Commitment and contingencies

Shareholders' equity (deficit):
  Common stock, $.001 par value 40,000,000 shares authorized, 10,820,783
      issued ...............................................................                 11                11
  Additional paid-in capital................................................             25,604            25,604
  Accumulated deficit.......................................................            (31,913)           (6,432)
  Less:  Treasury  shares at cost, 898,753 and 154,748, respectively........             (1,097)             (176)
                                                                                -----------------    ---------------
      Total shareholders' equity (deficit)..................................             (7,395)           19,007
                                                                                -----------------    ---------------
      Total liabilities and shareholders' equity (deficit)..................    $        10,235      $     37,906
                                                                                =================    ===============

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      E-DENTIST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                 -------------------------------    ---------------------------------
                                                       2000             1999                2000              1999
                                                 -------------    --------------    --------------     --------------
Net revenue.................................     $    2,210       $     15,609       $      8,566       $    28,058
  Operating expenses:
      Clinical salaries, wages and benefits.                             6,394              3,452            11,520
      Dental supplies and lab fees..........                             2,856                286             5,081
      Rent..................................                             1,155                176             1,988
      Advertising...........................                               388                 33               657
      General and administrative............          3,288              1,424              5,105             2,429
      Other operating expenses..............                             2,042                192             3,596
      Impairment of assets..................         18,046                                23,000
      Depreciation and amortization.........            638                661              1,267             1,192
                                                 -------------    --------------    --------------     --------------
      Total operating expenses..............         21,972             14,920             33,511            26,463

      Earnings (loss) from operations.......        (19,762)               689            (24,945)            1,595

Interest expense............................            336                292                725               538
Interest income.............................            (81)               (48)              (136)              (85)
Other income................................            (44)               (80)               (53)              (81)
                                                 -------------    --------------    --------------     --------------
Income (loss) before income taxes...........        (19,973)               525            (25,481)            1,223
      Income taxes..........................                               250                                  529
                                                 -------------    --------------    --------------     --------------
Net  (loss) income..........................     $  (19,973)      $        275       $    (25,481)      $       694
                                                 =============    ==============    ==============     ==============

Basic and diluted earnings (loss) per share.     $    (2.00)      $       0.03       $      (2.53)      $      0.07
                                                 =============    ==============    ==============     ==============

Weighted average number of shares -
  outstanding - basic and diluted...........          9,969             10,844             10,072             9,973
                                                 =============    ==============    ==============     ==============

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      E-DENTIST.COM, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 ADDITIONAL                                      TOTAL
                                           COMMON STOCK           PAID IN      ACCUMULATED      TREASURY      SHAREHOLDERS'
                                      SHARES         AMOUNT       CAPITAL        DEFICIT         STOCK       EQUITY (DEFICIT)
                                      ---------    ---------    -----------    -----------     ----------   -----------------
Balances, April 1, 2000.........       10,821      $    11     $   25,604      $   (6,432)     $    (176)      $  19,007

Shares repurchased..............                                                                    (921)           (921)

Net loss........................                                                  (25,481)                       (25,481)
                                      ---------     --------    -----------    -----------    -----------   -----------------

Balances, September 30, 2000....       10,821      $    11     $   25,604      $  (31,913)     $  (1,097)     $   (7,395)
                                      =========     ========    ===========    ===========    ===========   =================


                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                      E-DENTIST.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,

                                                                              -----------------------------
                                                                                  2000            1999
                                                                              ----------     --------------
    Net cash provided by (used in) operating activities....................   $    979       $    (532)

    Cash flows from investing activities:

          Capital expenditures.............................................        (59)           (207)
          Acquisitions of affiliated practices, net of cash acquired.......                     (1,210)
          Issuance of notes receivable.....................................        (24)
          Repayment of notes receivable....................................        164              40
                                                                              ----------     --------------
             Net cash provided by (used in) investing activities...........         81          (1,377)
                                                                              ----------     --------------


    Cash flows from financing activities:

          Repayment of long-term debt......................................       (585)            (73)
          Proceeds from line of credit.....................................                      1,000
                                                                              ----------     --------------
             Net cash provided by (used in) financing activities...........       (585)            927
                                                                              ----------     --------------
    Net change in cash and cash equivalents................................        475            (982)
    Cash and cash equivalents, beginning of period.........................        553           1,047
                                                                              ----------     --------------
    Cash and cash equivalents, end of period...............................   $  1,028       $      65
                                                                              ==========     ==============


    Supplemental disclosures of cash flow information:

    Convertible subordinated notes offset against receivables from
        affiliated practices...............................................   $    540       $   144
    Conversion of receivables from affiliated practices to notes receivables  $  1,887       $
    Treasury stock acquired for payment of receivable from affiliated
        practices and purchase of property and equipment...................   $    921       $
    Notes payable offset against future membership fees....................   $    868       $
    Equipment purchased with capital leases................................   $              $   942


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                               E-DENTIST.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

     e-dentist.com, Inc. (the "Company") delivers a dual eBusiness strategy that provides online services to the dental industry as well as access to business services and products by dentists and their staff. Services provided include access to e-dentist.com's e-Learning, Dental Careers, Practice Tools and Shopping Engine, all designed to work in conjunction with its traditional practice enhancement services. Since its formation in March of 1998, the Company has utilized its virtual private network over the Internet to process transactions of its affiliated practices.

     The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 2000 and 1999.

     Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the year ended March 31, 2000, as filed with the SEC.

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

     In conjunction with the expanded eBusiness strategy, a name change of the Company to "E-DENTIST.COM" was approved by the Board of Directors in April, 2000. The name change was approved by shareholder vote at the August 25, 2000 Annual Shareholders' Meeting.

     Management is continuing the development of a Business-to-Business Web site focusing on the following on-line services:

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

4. COMMUNITY - Dental and professional idea communication in chat rooms and message boards

5. PURCHASING - Dental supplies and equipment purchasing from major suppliers to all dentists

     The Company has developed a Web site and executed various channel partnership agreements with other entities to help provide the on-line services. In early May 2000, the Company launched the first generation Web site and expects to launch its second generation Web site in November 2000.

     As of September 30, 2000, the Company modified 76 and terminated 14 of its Management Service Agreements to a shorter term (from 25-40 year terms) of five years, and decreased and fixed the future monthly management fees. The new service agreements modify the type of services the Company provides each affiliated practice. The modification of the terms include the following:

1. The payroll and payables process will cease for the affiliated practices. All practice expenses will be paid by the dentist and not reimbursed. All practice employees will become employees of the dentists and payroll will be processed at the practice level.

2. Management fees will be 90% of fiscal year 2000 fees and fixed for three years, drawn weekly at the agreed upon fixed amount.

3. Assets and other equipment will be transferred back to the doctors at the end of the amended management service agreement term, at a nominal value.

     The Company prepared an impairment analysis to determine the recoverability of the management service agreement intangible assets and fixed assets grouped at the practice level. The Company prepared the analysis by calculating the expected discounted future cash flows under modified contracts less the carrying amount of the intangible asset and fixed assets to determine the impairment charge. Based on the modified and terminated Management Service Agreements as of September 30, 2000, the Company has recorded a charge due to impairment of approximately $18 and $23 million for the three and six months ended September 30, 2000, respectively.

     During fiscal 2000, the Company incurred a net loss of approximately $5.4 million and had an accumulated deficit of $6.4 million at March 31, 2000. In addition, the Company used cash flow from operations of $628,000 during the period ending March 31, 2000. During the three and six months ended September 30, 2000, the Company incurred net losses of approximately $20 and $25.5 million respectively and has an accumulated deficit of $31.9 million at September 30, 2000. In addition, the Company generated cash flow from operations of $979,000 during the six months ended September 30, 2000.

     At July 14, 2000, Bank One, Texas, NA extended the terms of the credit facility through July 31, 2001, and the Company paid $250,000 in principal to the bank. The Company is required to make additional principal payment to the bank for amounts it collects from its notes receivable during each quarter. The Company paid $111,000 to the bank relating to the collection of notes receivable as of September 30, 2000. At the end of each quarter, the bank may receive an additional principal payment up to $50,000 if the Company's cash balance exceeds $750,000 and if the bank has not received at least $350,000 in principal payments from note receivable collections. In October 2000, the Company paid an additional $43,000 to the bank. No additional borrowings are permitted under the amendment.

     As of September 30, 2000 the Company was in technical violation of certain financial ratio covenants due to the restructure. This technical violation occurred in spite of the preliminary attempt by management and the bank to project the effect of the restructure on the ratios and to set the ratios at a level to avoid the technical violation. The bank is currently working on a waiver of the violation which is expected to be delivered to the Company.

     As discussed above, the bank credit facility due date has been extended to July 31, 2001. Based upon its current strategy to enhance cash collections and reduce costs, the Company projects to have sufficient funds to meet its operating capital requirements through the fiscal year ending March 31, 2001; however, there would not be sufficient cash flow to fund the balance of the credit agreement obligation due July 31, 2001. Management believes it will be able to replace the credit facility with other financing alternatives or refinance its current line of credit. There is no assurance that other financing or refinancing of its current line of credit will be available in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position and viability.

     In order to increase its liquidity, the Company has developed the following strategies; (i) suspension of its new practice affiliation program, (ii) implement its revised eBusiness based strategic alternative described above,
(iii) implementation of more rigid credit policies with its affiliated practices, (iv) consider terminating the services agreements of selected under performing affiliated practices, (v) reducing costs in the Company's corporate office, and (vi) raising additional capital. However, there can be no assurance that the Company's strategy will be achieved.

2. SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

     Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Diluted earnings per share are not separately presented because such amounts would be the same as amounts computed for basic earnings per share.

     Outstanding options to purchase approximately 1,932,773 and 596,666 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three and six months ended September 30, 2000 and 1999, respectively, because their effect would have been antidilutive.

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

3. LEGAL PROCEEDINGS

     The Company has settled all claims and counterclaims with certain affiliated practices which had been pending in a previously disclosed lawsuit in the 190th District Court in Harris County, Texas. The Company has also initiated collection proceedings against nine of its affiliated practices for the failure to pay management fees in breach of its management services agreements. Those practices in response have claimed breach of the agreements by e-dentist. The Company believes that it will prevail in these matters and will recover the past due fees together with other damages. Management believes that the claims of the defendant practices are without merit.

4. SUBSEQUENT EVENTS

     The Company closed the Dexpo.com, Inc. transaction on October 13, 2000. The Company entered into an Asset Purchase Agreement with Dexpo.com, Inc. The consideration for the purchase of assets is 750,000 shares of e-dentist.com common stock with an additional 500,000 shares to be held in escrow and paid contingent upon meeting certain performance criteria.

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

OVERVIEW

     e-dentist.com, Inc. (the "Company") provides eBusiness, eLearning and practice enhancement products and services to the dental industry including its affiliated practices.

     The Company provided practice management services to fee-for-service dental practices in the United States. On March 30, 1998, the Company acquired simultaneously with the closing of its initial public offering ("IPO"), substantially all of the tangible and intangible assets, and assumed the liabilities, of the 51 founding affiliated practices. The Company also began to provide practice management services to professional corporations or associations owned by the dentist-owners of those affiliated practices (one of which split into two separate dental practices immediately after the IPO) pursuant to long-term Management Service Agreements entered into at the time of the Affiliations.

     The expenses incurred by the Company in fulfilling its obligations under the Management Service Agreements were generally of the same nature as the operating costs and expenses that would have otherwise been incurred by the affiliated practices, including salaries, wages and benefits of practice personnel (excluding dentists and certain other licensed dental care professionals), dental supplies and office supplies used in administering their practices and the office (general and administrative) expenses of their practices. In addition to the operating costs and expenses discussed above, the Company incurs personnel and administrative expenses in connection with maintaining a corporate office, which provides management, practice enhancements, administrative and business development services.

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

     In conjunction with the expanded eBusiness strategy, a name change of the Company to "E-DENTIST.COM" was approved by the Board of Directors in April 2000. The name change was approved by shareholder vote at the August 25, 2000 Annual Shareholders' Meeting.

     Management is continuing the development of a Business-to-Business Web site focusing on the following on-line services:

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

4. COMMUNITY - Dental and professional idea communication in chat rooms and message boards

5. PURCHASING - Dental supplies and equipment purchasing from major suppliers to all dentists

     The Company has developed a Web site and executed various channel partnership agreements with other entities to help provide the on-line services. In early May 2000, the Company launched the first generation Web site and expects to launch its second generation Web site in November 2000. The current focus of functionality is concentrated toward revenue generation for the Company.

     As of September 30, 2000, the Company had modified 76 and terminated 14 of its Management Service Agreements to a shorter term (from 25-40 year terms) of five years, and decreased and fixed the future monthly management fees. The new service agreements modify the type of services the Company provides each affiliated practice. The modification of the terms include the following:

1. The payroll and payables process will cease for the affiliated practices. All practice expenses will be paid by the dentist and not reimbursed. All practice employees will become employees of the dentists and payroll will be processed at the practice level.

2. Management fees will be 90% of fiscal year 2000 fees and fixed for three years, drawn weekly at the agreed upon fixed amount.

3. Assets and other equipment will be transferred back to the doctors at the end of the amended management service agreement term, at a nominal value.

     The Company prepared an impairment analysis to determine the recoverability of the management service agreement intangible assets and fixed assets grouped at the practice level. The Company prepared the analysis by calculating the expected discounted future cash flows under modified contracts less the carrying amount of the intangible asset and fixed assets to determine the impairment charge. Based on the modified and terminated Management Service Agreements as of September 30, 2000, the Company has recorded a charge due to impairment of approximately $18 and $23 million for the three and six months ended September 30, 2000, respectively.

     During fiscal 2000, the Company incurred a net loss of approximately $5.4 million and had an accumulated deficit of $6.4 million at March 31, 2000. In addition, the Company used cash flow from operations of $628,000 during the period ending March 31, 2000. During the three and six months ended September 30, 2000, the Company incurred net losses of approximately $20 and $25.5 million respectively and has an accumulated deficit of $31.9 million at September 30, 2000. In addition, the Company generated cash flow from operations of $979,000 during the six months ended September 30, 2000.

     At July 14, 2000, Bank One, Texas, NA extended the terms of the credit facility through July 31, 2001, and the Company paid $250,000 in principal to the bank. The Company is required to make additional principal payment to the bank for any amount it collects from its notes receivable during each quarter. The Company paid $111,000 to the bank relating to the collection of notes receivable as of September 30, 2000. At the end of each quarter, the bank may receive an additional principal payment up to $50,000 if the Company's cash balance exceeds $750,000 and if the bank has not received at least $350,000 in principal payments from note receivable collections. In October 2000, the Company paid an additional $43,000 to the bank. No additional borrowings are permitted under the amendment.

     As of September 30, 2000 the Company was in technical violation of certain financial ratio covenants due to the restructure. This technical violation occurred in spite of the preliminary attempt by management and the bank to project the effect of the restructure on the ratios and to set the ratios at a level to avoid the technical violation. The bank is currently working on a waiver of the violation which is expected to be delivered to the Company.

     As discussed above, the bank credit facility due date has been extended to July 31, 2001. Based upon its current strategy to enhance cash collections and reduce costs, the Company projects to have sufficient funds to meet its operating capital requirements through the fiscal year ending March 31, 2001; however, there would not be sufficient cash flow to fund the credit agreement obligations due July 31, 2001. Management believes it will be able to replace the credit facility with other financing alternatives or refinance its current line of credit. There is no assurance that other financing or refinancing of its current line of credit will be available in sufficient cash, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position and viability.

     In order to increase its liquidity, the Company has developed the following strategies; (i) suspension of its new practice affiliation program, (ii) implement its revised eBusiness based strategic alternative described above,
(iii) implement more rigid credit policies with its affiliated practices, (iv) consider terminating the services agreements of selected under performing affiliated practices, (v) reducing costs in the Company's corporate office, and
(vi) raising additional capital. However, there can be no assurance that the Company's strategy will be achieved.

RESULTS OF OPERATIONS (UNAUDITED)

     Following completion of the IPO on March 30, 1998, the Company began operations effective April 1, 1998. Management service fee recognition and related expenses began April 1, 1998, and the Company began managing 51 dental practices in 18 states.

COMPONENTS OF REVENUES AND EXPENSES

     The Company has embarked upon a strategy focusing on eBusiness primarily in the dental industry. Prior to the transition toward eBusiness, the Company processed all payments to vendors and employed the staff of affiliated practices. The modified Management Service Agreements caused the staff to cease working as employees for e-dentist.com, Inc., and they have become employees of the individual affiliated practices. In addition, processing of payments to practice vendors is now performed at the practice level, by practice employees. The Company no longer pays or is reimbursed for expenses paid on the practices' behalf. As a result, the components of net revenues and expenses have changed and decreased significantly with the modified Management Service Agreements.

     Under the terms of the original management services agreement with an affiliated practice, the Company served as the exclusive manager and administrator of all non-dental services relating to the operation of an affiliated practice. The obligations of the Company included assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses included salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the affiliated practices. In addition, the Company incurred general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the original services agreement and subject to applicable law, the Company was paid a management fee comprised of two components: (1) the costs incurred by it on behalf of the affiliated practice, and (2) a management fee either fixed in amount, an amount usually approximating 35% of the affiliated practice's operating profit, before dentist compensation or 15% of the affiliated practice's collected gross revenue ("Service Fee"). Therefore, net revenues represented amounts earned by the Company under the terms of its Management Service Agreements with the affiliated practices, which generally equated to the sum of the Service Fees and the operating expenses that the affiliated practices paid to the Company under the service agreements.

NET REVENUE

     Net revenue was $2.2 and $15.6 million for the three months ended September 30, 2000 and 1999, respectively. Net revenue was $8.6 and $28.0 million for the six months ended September 30, 2000 and 1999, respectively. Net revenue generated for the three months ended September 30, 2000 and 1999 related to service fees was approximately $2.2 and $2.8 million, respectively. Net revenue generated for the six months ended September 30, 2000 and 1999 related to service fees was approximately $4.4 and $5.2 million. The decreases in each period are due to the modification of the Management Service Agreements and the resulting elimination of pass thru revenue and expense reporting.

     Net revenue generated by paying the operating expenses of the affiliated practices was approximately $0 and $4.1 million for the three and six months ended September 30, 2000 and approximately $12.8 and $22.8 million for the three and six months ended September 30, 1999. The decreases in each period are due to the modification of the Management Service Agreements and the resulting elimination of pass thru revenue and expense reporting.

OPERATING EXPENSES

     The Company incurred operating expenses of approximately $22.0 and $14.9 million for the three months ended September 30, 2000 and 1999, respectively. The Company incurred operating expenses of approximately $33.5 and $26.5 million for the six months ended September 30, 2000 and 1999, respectively. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, depreciation and amortization, and general and administrative expenses. The changes in each period are due to the impairment changes, offset by the modification of the Management Service Agreements and the resulting elimination of pass thru revenue and expense reporting.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, rent, bad debt expenses, consulting fees, travel, office costs and other general corporate expenses. For the three months ended September 30, 2000 and 1999, general and administrative expenses were approximately $3.3 and $1.4 million, an increase of $1.9 million. The increase is primarily due to an increase in bad debt expense of approximately $1.5 million due to a reevaluation of the collectibility of the receivables from the affiliated practices in connection with the impairment analysis and increased professional fees of approximately $200,000.

     For the six months ended September 30, 2000 and 1999, general and administrative expenses were approximately $5.1 and $2.4 million, an increase of $2.7 million. The increase is primarily due to increases in bad debt expense of approximately $1.8 million and professional fees of $350,000.

INCOME TAX EXPENSE

     The Company recorded no tax benefit during the three and six months ended September 30, 2000 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history in its eBusiness plan. Income tax expense for the three months ended September 30, 1999 totaled $250,000, or 48% of income (loss) before income taxes. Income tax expense for the six months ended September 30, 1999 totaled $529,000 or 43% of income (loss) before income taxes.

     For the three and six months ended September 30, 2000, the Company recorded a valuation allowance for its entire deferred tax asset of $6.2 and $7.8 million because it concluded it is not likely it would be able to recognize the tax asset due to the lack of operating history of its implementation of the e-Business plan, modification of its Management Service Agreements and maturity of its line of credit on July 31, 2001. At September 30, 2000, the Company has a net deferred tax asset of $11.0 million with a corresponding valuation allowance. Additionally, the Company also has $6.1 million of available deductions related to the increase in tax basis of the assets acquired in the Affiliations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000 the Company had a working capital deficit of approximately $11.6 million. Current assets included approximately $1 million in cash and $503,000 in net receivables, due from affiliated practices. Current liabilities consisted of approximately $2.8 million in accounts payable and accrued liabilities. Included in the current liabilities are approximately $9.7 million of anticipated payments on the line of credit.

     On June 1, 1998 the Company closed a revolving bank credit facility with Bank One, Texas, N.A., which provided the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the Management Service Agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect with acquisitions exceeding certain limits. As of September 30, 2000 the Company was in technical violation of certain financial ratio covenants due to the restructure. This technical violation occurred in spite of the preliminary attempt by management and the bank to project the effect of the restructure on the ratios and to set the ratios at a level to avoid the technical violation. The bank is currently working on a waiver of the violation which is expected to be delivered to the Company. At September 30, 2000, $9.7 million was outstanding under the revolving line of credit.

     At July 14, 2000, Bank One, Texas, NA extended the terms of the credit facility through July 31, 2001, and the Company paid $250,000 in principal to the bank. The Company is required to make additional principal payment to the bank for amounts it collects from its notes receivable during each quarter. The Company paid $111,000 to the bank relating to the collection of notes receivable as of September 30, 2000. At the end of each quarter, the bank may receive an additional principal payment up to $50,000 if the Company's cash balance exceeds $750,000 and if the bank has not received at least $350,000 in principal payments from note receivable collections. In October 2000, the Company paid an additional $43,000 to the bank. No additional borrowings are permitted under the amendment.

     As discussed above, the bank credit facility due date has been extended to July 31, 2001. Based upon its current strategy to enhance cash collections and reduce costs, the Company projects to have sufficient funds to meet its operating capital requirements through the fiscal year ending March 31, 2001; however, there would not be sufficient cash flow to fund the balance of the credit agreement obligation due July 31, 2001. Management believes it will be able to replace the credit facility with other financing alternatives or refinance its current line of credit. There is no assurance that other financing or refinancing of its current line of credit will be available in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position and viability.

     Cash provided by investing activities for the six months ended September 30, 2000 and 1999 involved collections on notes receivable of $164,000 and $40,000, respectively. Cash used in investing activities for the six months ended September 30, 2000 and 1999 included approximately $59,000 and $207,000, respectively, for purchases of capital equipment and $0 and $1.2 million respectively, for the purchase of intangibles associated with new practice affiliations.

     Cash used in financing activities for the six-month period ended September 30, 2000 and 1999 included payments on the Company's long-term debt and capital leases of $585,000 and $73,000, respectively. Cash generated from financing activities for the six-month period ended September 30, 1999 was draws on the revolving line of credit of $1 million.

SUBSEQUENT EVENTS

     The Company closed the Dexpo.com, Inc. transaction on October 13, 2000. The Company entered into an Asset Purchase Agreement with Dexpo.com, Inc. The consideration for the purchase of assets is 750,000 shares of e-dentist.com common stock with an additional 500,000 shares to be held in escrow and paid contingent upon meeting certain performance criteria.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

     The Company has settled all claims and counterclaims with certain affiliated practices which had been pending in a previously disclosed lawsuit in the 190th District Court in Harris County, Texas. The Company has also initiated collection proceedings against nine of its affiliated practices for the failure to pay management fees in breach of its management services agreements. Those practices in response have claimed breach of the agreements by e-dentist. The Company believes that it will prevail in these matters and will recover the past due fees together with other damages. Management believes that the claims of the defendant practices are without merit.

ITEM 2.        CHANGE IN SECURITIES AND USE OF PROCEEDS

     As of September 30, 2000 the Company was in technical violation of certain financial ratio covenants due to the restructure. This technical violation occurred in spite of the preliminary attempt by management and the bank to project the effect of the restructure on the ratios and to set the ratios at a level to avoid the technical violation. The bank is currently working on a waiver of the violation which is expected to be delivered to the Company.

ITEM 3.        DEFAULTS OF SENIOR SECURITIES

                  None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In conjunction with the expanded eBusiness strategy, a name change of the Company to "E-DENTIST.COM" was approved by the Board of Directors in April 2000. The name change was approved by shareholder vote at the August 25, 2000 Annual Shareholders' Meeting.

ITEM 5.        OTHER INFORMATION

                  None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                   27.1  Financial Data Schedule.

               (b) Reports on Form 8-K

                   None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, e-dentist.com, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   e-dentist.com, Inc.
Dated: November 14, 2000
                                   /s/ Charles Sanders
                                   ------------------------------------------
                                   By:  Charles Sanders

                                   Sr. Vice President - Chief Financial Officer
                                       12