Form 10-Q
period 2000-12-31
E-DENTIST COM INC
filed 2001-02-13
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________ TO _________


                        COMMISSION FILE NUMBER: 001-13725


                               e-dentist.com, Inc.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                         76-0545043
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)


   2999 NORTH 44TH STREET, SUITE 650
           PHOENIX, ARIZONA                                        85018
(Address of principal executive offices)                         (Zip Code)


                                 (602) 952-1200
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at February 2, 2001 was 10,617,475.

================================================================================

                             FORM 10-Q REPORT INDEX


10-Q PART AND ITEM NO.

PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----
  Item 1. Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets as of December 31, 2000 and
          March 31, 2000...................................................    1

          Consolidated Statements of Operations for the Three and
          Nine Months Ended December 31, 2000, and December 31, 1999.......    2

          Consolidated Statement of Changes in Shareholders' Equity
          (Deficit) as of December 31, 2000................................    3

          Consolidated Statements of Cash Flows for the Nine Months
          Ended December 31, 2000 and December 31, 1999....................    4

          Notes to Consolidated Financial Statements ......................  5-7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 7-11

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings................................................   12

  Item 2. Change in Securities and Use of Proceeds.........................   12

  Item 3. Defaults of Senior Securities....................................   12

  Item 4. Submission of Matters to a Vote of Security Holders..............   12

  Item 5. Other Information................................................   12

  Item 6. Exhibits and Reports on Form 8-K.................................   12

  Signature................................................................   13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      E-DENTIST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,        MARCH 31,
                                                                                    2000               2000
                                                                                  --------           --------
                                    ASSETS
Current assets:
  Cash and cash equivalents ................................................      $  1,054           $    553
  Receivables from affiliated practices, net of allowance for doubtful
   accounts of $1,686 and $3,269, respectively .............................           294              2,966
  Prepaid and other current assets .........................................           166                499
  Notes receivable from affiliated practices - current, net ................           291                421
                                                                                  --------           --------
       Total current assets ...................................................         1,805              4,439

Property and equipment, net ................................................         3,575              6,886
Intangible assets, net .....................................................         3,325             25,786
Notes receivable from affiliated practices, net ............................         1,102                709
Other assets ...............................................................           211                 86
                                                                                  --------           --------
       Total assets ........................................................      $ 10,018           $ 37,906
                                                                                  ========           ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Credit facility ..........................................................      $  9,581           $     --
  Current portion of long term debt ........................................            98                492
  Accounts payable and accrued liabilities .................................         1,141              1,702
  Current portion of deferred revenue ......................................         1,026                206
  Accrued employment agreement .............................................           278                400
  Current portion of capital leases ........................................           333                309
                                                                                  --------           --------
       Total current liabilities ...........................................        12,457              3,109

Credit facility ............................................................            --             10,100
Long term debt, less current maturities ....................................         3,119              4,729
Capital lease obligations ..................................................           743                961
Deferred revenue............................................................           600                --

Commitment and contingencies

Shareholders' equity (deficit):
  Common stock, $.001 par value 40,000,000 shares authorized, 11,570,783 and
   10,820,783 issued, respectively .........................................            11                 11
  Additional paid-in capital ...............................................        25,895             25,604
  Accumulated deficit ......................................................       (31,647)            (6,432)
  Less: Treasury shares at cost, 1,085,453 and 154,748, respectively .......        (1,160)              (176)
                                                                                  --------           --------
       Total shareholders' equity (deficit) ................................        (6,901)            19,007
                                                                                  --------           --------
       Total liabilities and shareholders' equity (deficit) ................      $ 10,018           $ 37,906
                                                                                  ========           ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      E-DENTIST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     DECEMBER 31,               DECEMBER 31,
                                                               ----------------------       ----------------------
                                                                 2000          1999           2000          1999
                                                               --------      --------       --------      --------
Net revenue ................................................   $  1,966      $ 14,967       $ 10,533      $ 43,025
 Operating expenses:
  Clinical salaries, wages and benefits ..................           --         5,720          3,452        17,240
  Dental supplies and lab fees ...........................           --         2,886            286         7,967
  Rent ...................................................           --         1,032            176         3,020
  Advertising ............................................           --           470             32         1,128
  General and administrative .............................          966         1,673          6,071         4,102
  Other operating expenses ...............................           --         2,306            192         5,901
  Impairment of assets ...................................           --            --         23,000            --
  Depreciation and amortization ..........................          513           674          1,780         1,866
                                                               --------      --------       --------      --------
  Total operating expenses ...............................        1,479        14,761         34,989        41,224

  Earnings (loss) from operations ........................          487           206        (24,456)        1,801

Interest expense ...........................................       (328)         (391)        (1,053)         (930)
Interest income ............................................        107            62            241           148
Other income ...............................................         --           131             53           212
                                                               --------      --------       --------      --------

Income (loss) before income taxes and extraordinary item....        266             8        (25,215)        1,231
Income taxes................................................         --            49             --           579
                                                               --------      --------       --------      --------

Income (loss) before extraordinary item ....................        266           (41)       (25,215)          652

Extraordinary item-gain on debt forgiveness (net of tax
 effect of $133)............................................         --           217             --           217
                                                               --------      --------       --------      --------

Net income (loss) ..........................................   $    266      $    176       $(25,215)     $    869
                                                               ========      ========       ========      ========
Basic and diluted earnings (loss) per share
 Earnings (loss) before extraordinary item ................    $   0.03      $     --       $  (2.47)     $   0.06
 Extraordinary item .......................................          --          0.02             --          0.02
                                                               --------      --------       --------      --------
 Net earnings (loss) ......................................    $   0.03      $   0.02       $  (2.47)     $   0.08
                                                               ========      ========       ========      ========
Weighted average number of shares - outstanding-basic
 and diluted...............................................     10,463        10,802         10,202        10,249
                                                               ========      ========       ========      ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      E-DENTIST.COM, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                       COMMON STOCK        ADDITIONAL                                      TOTAL
                                   --------------------     PAID IN       ACCUMULATED     TREASURY      SHAREHOLDERS'
                                    SHARES      AMOUNT      CAPITAL         DEFICIT         STOCK     EQUITY (DEFICIT)
                                   ---------   --------    ----------     -----------     --------    ----------------
Balances, April 1, 2000.........     10,821     $  11     $   25,604     $   (6,432)     $   (176)       $ 19,007
Shares repurchased..............         --        --             --             --          (984)           (984)
Issuance of common stock........        750        --            291             --            --             291
Net loss........................         --        --             --        (25,215)           --         (25,215)
                                   ---------    -----     ----------     ----------      --------        --------

Balances, December 31, 2000.....     11,571     $  11     $   25,895     $  (31,647)     $ (1,160)       $ (6,901)
                                   =========    =====     ==========     ==========      ========        ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      E-DENTIST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                               ---------------------
                                                                                                2000          1999
                                                                                               -------       -------
Net cash provided by (used in) operating activities .......................................    $ 1,146       $  (556)

Cash flows from investing activities:
  Capital expenditures ....................................................................       (108)         (245)
  Acquisitions, net of cash acquired ......................................................        (31)       (1,230)
  Issuance of notes receivable ............................................................        (24)           --
  Repayment of notes receivable ...........................................................        264           121
  Disposition of property and equipment ...................................................         84            --
                                                                                               -------       -------
    Net cash provided by (used in) investing activities ...................................        185        (1,354)
                                                                                               -------       -------
Cash flows from financing activities:
  Repayment of long-term debt .............................................................       (830)         (231)
  Proceeds from line of credit ............................................................         --         1,500
                                                                                               -------       -------
    Net cash provided by (used in) financing activities ...................................       (830)        1,269
                                                                                               -------       -------
Net change in cash and cash equivalents ...................................................        501          (641)
Cash and cash equivalents, beginning of period ............................................        553         1,047
                                                                                               -------       -------
Cash and cash equivalents, end of period ..................................................    $ 1,054       $   406
                                                                                               =======       =======
Supplemental disclosures of cash flow information:

Convertible subordinated notes offset against receivables from affiliated practices........    $   540       $   144
Conversion of receivables from affiliated practices to notes receivables ..................    $ 1,927
Treasury stock acquired for payment of receivable from affiliated practices and
 purchase of property and equipment........................................................    $   975
Notes payable offset against future membership fees .......................................    $ 1,347
Equipment purchased with capital leases ...................................................                  $ 1,061
Issuance of common stock for acquisition ..................................................    $   291

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

     The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended December 31, 2000 and 1999.

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

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

     Management is continuing the development of a Business-to-Business Web site focusing on the following on-line services:

     1.   E-LEARNING--Live and on-line interactive learning

     2. DENTAL CAREERS--Employment opportunities for both employers and employees

     3. PRACTICE SERVICES--Payroll, human resources, practice enhancement, patient financing, etc.

     4. COMMUNITY--Dental and professional idea communication in chat rooms and message boards

     5. PURCHASING--Dental supplies and equipment purchasing from major suppliers to all dentists

     The Company has developed a Web site and executed various channel partnership agreements with other entities to help provide the on-line services. In early May 2000, the Company launched the first generation Web site and launched its second generation Web site in November 2000.

     During the three months ended December 31, 2000, the Company modified 3 and terminated 2 of its Management Service Agreements. As of December 31, 2000, the Company has modified 79 and terminated 16 of its Management Service Agreements to a shorter term (from 25-40 year terms) of five years, and decreased and fixed the future monthly management fees. The new service agreements modify the type of services the Company provides each affiliated practice. The modification of the terms include the following:

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

     The Company prepared an impairment analysis to determine the recoverability of the management service agreement intangible assets and fixed assets grouped at the practice level. The Company prepared the analysis by calculating the expected discounted future cash flows under modified contracts less the carrying amount of the intangible asset and fixed assets to determine the impairment charge. Based on the modified and terminated Management Service Agreements as of December 31, 2000, the Company has recorded a charge due to impairment of approximately $23 million for the nine months ended December 31, 2000.

     During fiscal 2000, the Company incurred a net loss of $5.4 million and had an accumulated deficit of $6.4 million at March 31, 2000. In addition, the Company used cash flow from operations of $628,000 during the period ending March 31, 2000. During the three and nine months ended December 31, 2000, the Company had net income of $266,000 and incurred a net loss of $25.2 million respectively and has an accumulated deficit of $31.6 million at December 31, 2000. In addition, the Company generated cash flow from operations of $1.1 million during the nine months ended December 31, 2000.

     At July 14, 2000, Bank One, Texas, NA extended the terms of the credit facility through July 31, 2001, and the Company paid $250,000 in principal to the bank. The Company is required to make additional principal payment to the bank for amounts it collects from its notes receivable during each quarter. The Company paid $226,000 to the bank relating to the collection of notes receivable as of December 31, 2000. At the end of each quarter, the bank may receive an additional principal payment up to $50,000 if the Company's cash balance exceeds $750,000 and if the bank has not received at least $350,000 in principal payments from note receivable collections. In January 2001, the Company paid an additional $50,000 to the bank. No additional borrowings are permitted under the amendment.

     As of December 31, 2000, the Company was in technical violation of certain financial ratio covenants due to the restructure. This technical violation occurred in spite of the preliminary attempt by management and the bank to project the effect of the restructure on the ratios and to set the ratios at a level to avoid the technical violation. The bank is currently working on a waiver of the violation, which is expected.

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

     Outstanding options to purchase approximately 1,616,167 and 1,196,073 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three and six months ended December 31, 2000 and 1999, respectively, because their effect would have been antidilutive.

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

3. LEGAL PROCEEDINGS

     The Company has litigation pending on one practice and believes it will prevail.

4. ASSET PURCHASE

     On October 13, 2000, the Company entered into an Asset Purchase Agreement with Dexpo.com, Inc. The consideration for the purchase of assets is 750,000 shares of e-dentist.com common stock with an additional 500,000 shares to be held in escrow and paid contingent upon certain performance criteria of the Company's common stock.

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

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

     Management is continuing the development of a Business-to-Business Web site focusing on the following on-line services:

     1.  E-LEARNING--Live and on-line interactive learning

     2. DENTAL CAREERS--Employment opportunities for both employers and employees

     3. PRACTICE SERVICES--Payroll, human resources, practice enhancement, patient financing, etc.

     4. COMMUNITY--Dental and professional idea communication in chat rooms and message boards

     5. PURCHASING--Dental supplies and equipment purchasing from major suppliers to all dentists

     The Company has developed a Web site and executed various channel partnership agreements with other entities to help provide the on-line services. In early May 2000, the Company launched the first generation Web site and launched its second generation Web site in November 2000. The current focus of functionality is concentrated toward revenue generation for the Company.

     During the three months ended December 31, 2000, the Company modified 3 and terminated 2 of its Management Service Agreements. As of December 31, 2000, the Company has modified 79 and terminated 16 of its Management Service Agreements to a shorter term (from 25-40 year terms) of five years, and decreased and fixed the future monthly management fees. The new service agreements modify the type of services the Company provides each affiliated practice. The modification of the terms include the following:

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

     The Company prepared an impairment analysis to determine the recoverability of the management service agreement intangible assets and fixed assets grouped at the practice level. The Company prepared the analysis by calculating the expected discounted future cash flows under modified contracts less the carrying amount of the intangible asset and fixed assets to determine the impairment charge. Based on the modified and terminated Management Service Agreements as of December 31, 2000, the Company has recorded a charge due to impairment of approximately $23 million for the nine months ended December 31, 2000.

     During fiscal 2000, the Company incurred a net loss of $5.4 million and had an accumulated deficit of $6.4 million at March 31, 2000. In addition, the Company used cash flow from operations of $628,000 during the period ending March 31, 2000. During the three and nine months ended December 31, 2000, the Company had net income of $266,000 and incurred a net loss of $25.2 million respectively and has an accumulated deficit of $31.6 million at December 31, 2000. In addition, the Company generated cash flow from operations of $1.1 million during the nine months ended December 31, 2000.

     At July 14, 2000, Bank One, Texas, NA extended the terms of the credit facility through July 31, 2001, and the Company paid $250,000 in principal to the bank. The Company is required to make additional principal payment to the bank for any amount it collects from its notes receivable during each quarter. The Company paid $226,000 to the bank relating to the collection of notes receivable as of December 31, 2000. At the end of each quarter, the bank may receive an additional principal payment up to $50,000 if the Company's cash balance exceeds $750,000 and if the bank has not received at least $350,000 in principal payments from note receivable collections. In January 2001, the Company paid an additional $50,000 to the bank. No additional borrowings are permitted under the amendment.

     As of December 31, 2000, the Company was in technical violation of certain financial ratio covenants due to the restructure. This technical violation occurred in spite of the preliminary attempt by management and the bank to project the effect of the restructure on the ratios and to set the ratios at a level to avoid the technical violation. The bank is currently working on a waiver of the violation, which is expected.

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

NET REVENUE

     Net revenue was $2.0 and $15.0 million for the three months ended December 31, 2000 and 1999, respectively. Net revenue was $10.5 and $43.0 million for the nine months ended December 31, 2000 and 1999, respectively. Net revenue generated for the three months ended December 31, 2000 and 1999 related to service fees was approximately $1.9 and $2.6 million, respectively. Net revenue generated for the nine months ended December 31, 2000 and 1999 related to service fees was approximately $6.4 and $7.8 million. The decreases in each period are due to the modification of the Management Service Agreements and the resulting elimination of pass thru revenue and expense reporting.

     Net revenue generated by paying the operating expenses of the affiliated practices was approximately $0 and $4.1 million for the three and nine months ended December 31, 2000 and approximately $12.4 and $35.3 million for the three and nine months ended December 31, 2000, 1999. The decreases in each period are due to the modification of the Management Service Agreements and the resulting elimination of pass thru revenue and expense reporting.

OPERATING EXPENSES

     The Company incurred operating expenses of approximately $1.5 and $14.8 million for the three months ended December 31, 2000 and 1999, respectively. The Company incurred operating expenses of approximately $35.0 and $41.2 million for the nine months ended December 31, 2000 and 1999, respectively. Operating expenses consisted primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, depreciation and amortization, and general and administrative expenses. The changes in each period are due to the impairment charges, offset by the modification of the Management Service Agreements and the resulting elimination of pass thru revenue and expense reporting.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, rent, bad debt expenses, consulting fees, travel, office costs and other general corporate expenses. For the three months ended December 31, 2000 and 1999, general and administrative expenses were approximately $1.0 and $1.7 million, a decrease of $700,000. The decrease is primarily due to decrease in salaries of $184,000, bad debt expense of $172,000 and professional fees of $88,000.

     For the nine months ended December 31, 2000 and 1999, general and administrative expenses were approximately $6.1 and $4.1 million, an increase of $2.0 million. The increase is primarily due to increases in bad debt expense of $1.6 million and professional fees of $169,000.

INCOME TAX EXPENSE

     The Company recorded no tax expense during the three months ended December 31, 2000, due to the losses incurred earlier in the year. The Company recorded no tax benefit during the nine months ended December 31, 2000, because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its e-Business plan. Income tax expense for the three months ended December 31, 1999 totaled $49,000, an amount greater than income before taxes of $8,000. This occurred because certain amortization expenses were deducted to arrive at net income but were not deductible for income tax purposes. Income tax expense for the nine months ended December 31, 1999 totaled $579,000.

     For the nine months ended December 31, 2000, the Company recorded a valuation allowance for its entire deferred tax asset of $7.6 million because it concluded it is not likely it would be able to recognize the tax asset due to the lack of operating history of its implementation of the e-Business plan, modification of its Management Service Agreements and maturity of its line of credit on July 31, 2001. At December 31, 2000, the Company has a net deferred tax asset of $10.8 million with a corresponding valuation allowance. Additionally, the Company also has $6.1 million of available deductions related to the increase in tax basis of the assets acquired in the Affiliations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had a working capital deficit of approximately $11.3 million. Current assets included approximately $1.1 million in cash and $585,000 in net receivables, due from affiliated practices. Current liabilities consisted of approximately $2.8 million in accounts payable and accrued liabilities. Included in the current liabilities are approximately $9.6 million of anticipated payments on the line of credit.

     On June 1, 1998, the Company closed a revolving bank credit facility with Bank One, Texas, N.A., which provided the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the Management Service Agreements and accounts receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect with acquisitions exceeding certain limits. As of December 31, 2000, the Company was in technical violation of certain financial ratio covenants due to the restructure. This technical violation occurred in spite of the preliminary attempt by management and the bank to project the effect of the restructure on the ratios and to set the ratios at a level to avoid the technical violation. The bank is currently working on a waiver of the violation, which is expected. At December 31, 2000, $9.6 million was outstanding under the revolving line of credit.

     At July 14, 2000, Bank One, Texas, NA extended the terms of the credit facility through July 31, 2001, and the Company paid $250,000 in principal to the bank. The Company is required to make additional principal payment to the bank for amounts it collects from its notes receivable during each quarter. The Company paid $226,000 to the bank relating to the collection of notes receivable as of December 31, 2000. At the end of each quarter, the bank may receive an additional principal payment up to $50,000 if the Company's cash balance exceeds $750,000 and if the bank has not received at least $350,000 in principal payments from note receivable collections. In January 2001, the Company paid an additional $50,000 to the bank. No additional borrowings are permitted under the amendment.

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

     Cash provided by investing activities for the nine months ended December 31, 2000 and 1999 involved collections on notes receivable of $264,000 and $121,000, respectively. In addition $89,000 was provided by the disposition of property and equipment during the nine months ended December 31, 2000. Cash used in investing activities for the nine months ended December 31, 2000 and 1999 included $108,000 and $245,000, respectively, for purchases of capital equipment and $31,000 and $1.2 million respectively, for the purchase of intangibles associated with acquisitions.

     Cash used in financing activities for the nine-month periods ended December 31, 2000 and 1999 included payments on the Company's long-term debt and capital leases of $830,000 and $231,000, respectively. Cash generated from financing activities for the nine-month period ended December 31, 1999 was draws on the revolving line of credit of $1.5 million.

ASSET PURCHASE

     On October 13, 2000, the Company entered into an Asset Purchase Agreement with Dexpo.com, Inc. The consideration for the purchase of assets is 750,000 shares of e-dentist.com common stock with an additional 500,000 shares to be held in escrow and paid contingent upon certain performance criteria of the Company's common stock.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has litigation pending on one practice and believes it will prevail.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     As of September 30, 2000, the Company was in technical violation of certain financial ratio covenants due to the restructure. This technical violation occurred in spite of the preliminary attempt by management and the bank to project the effect of the restructure on the ratios and to set the ratios at a level to avoid the technical violation. The bank is currently working on a waiver of the violation, which is expected to be delivered to the Company.

ITEM 3. DEFAULTS OF SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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


                                        E-DENTIST.COM, INC.
Dated: February 13, 2001

                                        By: /s/ Charles Sanders
                                            ------------------------------------
                                            Charles Sanders
                                            Sr. Vice President-Chief Financial
                                            Officer