Form 10-K
period 2001-03-31
E-DENTIST COM INC
filed 2001-07-06
CIK 1042291

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 2001.

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

                         2999 N. 44th Street, Suite 650
                             Phoenix, Arizona 85018
                    (Address of principal executive offices)

                                 (602) 952-1200
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at June 18, 2001 was 10,572,548.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant at June 18, 2001 was approximately $3,902,496 based upon the closing price per share of the Registrant's Common Stock as reported on the American Stock Exchange of $0.50. As of June 18, 2001, there were 10,572,548 outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on August 2, 2001 are incorporated by reference into Part III of this Report.

================================================================================

                             FORM 10-K REPORT INDEX

                                     PART I
Items 1.
and 2.     Business and Properties...........................................  4
Item 3.    Legal Proceedings................................................. 10
Item 4.    Submission of Matters to a Vote of Security Holders............... 11

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related
           Shareholder Matters............................................... 12
Item 6.    Selected Financial Data........................................... 13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 14
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........ 21
Item 8.    Financial Statements and Supplementary Data....................... 22
Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.......................................... 45

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................ 45
Item 11.   Executive Compensation ........................................... 45
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management ....................................................... 45
Item 13.   Certain Relationships and Related Party Transactions.............. 45

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K....................................................... 45

                           FORWARD-LOOKING STATEMENTS

     Statements contained in this Report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are included in
Item 1. "Business", Item 5. "Market for Registrant's Common Stock and Related Shareholder Matters" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, forward looking information is provided regarding the development of an eBusiness strategy, the modifications of Management Services Agreements with Affiliated Practices, projections of the Company's future earnings, funding of the Company's operations and capital expenditures, payment or nonpayment of dividends and liquidity needed for the future.

     Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, risks associated with affiliations, fluctuation in operating results because of affiliations, changes in government regulations, competition, growth of existing and new affiliated dental practices and the potential need for additional funding. These risks and other factors as may be identified from time to time are described in further detail in the Company's reports filed with the Securities and Exchange Commission or in the Company's press releases.

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

HISTORICAL OVERVIEW

     e-dentist.com, Inc. (the "Company") began in March of 1998 as a dental practice management company ("DMSO") under the name Pentegra Dental Group, Inc. (Amex:PEN). Its formation included the simultaneous rollup of 50 dental practices and an initial public offering ("IPO"). The capital raised at the IPO was used to fund acquisitions of dental practices and the working capital needs of the Company. Since the IPO, the Company has been headquartered in Phoenix, Arizona. As a part of the IPO, the Company acquired the assets of a consulting firm, Pentegra, Ltd., which was founded in 1988, and a seminar company, Napili International ("Napili"), which was founded in 1963. The clinical, administrative and marketing training developed and provided by these companies to practicing dentists and their teams were the foundation for the Company's historical approach to dental practice management ("the Pentegra Dental Program"). The Pentegra Dental Program was available exclusively to Affiliated Practices. To provide communication to its remote affiliated offices, the Company developed a proprietary user interface and database driven communication system, which employed Internet and browser technology. Growing from the original 50 Affiliated Practices at the IPO, the Company grew to over 100 Affiliated Practices, which included approximately 140 dentists and 107 dental offices located in 31 states. The Company's early mission was to provide management, administrative, development and other services to its Affiliated Practices through long-term Service Agreements ("Service Agreements") in exchange for the payment of management service fees. These service fees were based upon a percentage of dental practice collections. The Company's historical net revenue included both the reimbursement of practice expenses as well as Service Fees. Prior to the transition toward eBusiness, the Company processed all payments to vendors and employed the staff of Affiliated Practices. The modified Service Agreements caused the staff to cease working as employees for the Company and they have become employees of the individual Affiliated Practices. In addition, processing of payments to practice vendors is now performed at the practice level, by practice employees. The Company no longer pays or is reimbursed for expenses paid on the practices' behalf. As a result, the components of net revenues and expenses have changed and decreased significantly with the modified Service Agreements.

     In the fourth quarter of fiscal year 2000, the Company announced that it would be implementing a new business strategy to change from its historical practice management business to a focus on an eBusiness and e-Learning strategy. The Company's new strategic direction includes Business-to-Business (B2B) online services and e-Learning services through its Internet or online portal found at www.e-dentist.com. This shift in business model and focus was approved by the shareholders at the annual shareholder meeting held in Phoenix, Arizona on August 25, 2000. The shareholders also approved the Company's name change to e-dentist.com, Inc. The Company is proposing to change its name from e-dentist.com, Inc. to "EDT Learning, Inc." to more accurately reflect its current business model and the expansion of the scope of its business offering which focuses on providing e-Learning tools and systems to corporate clients inside and outside of the dental industry. A name change of the Company to "EDT Learning, Inc." was approved by the Board in June 2001. The name change will be submitted to a shareholder vote at the August 2, 2001 Annual Shareholders Meeting.

     As a part of the new business plan approved by shareholders, the Company modified the Affiliated Service Agreements, which were acceptable to both the Company and the Affiliated Practices. The new modified Service Agreements provide in general that:

     1. The term of the Service Agreement has been reduced from its original term of 30 to 40 years to a new term of only five (5) years from the original date of execution.
     2. All dental practice employees have become employees of the dental practice, and accordingly the associated payroll and practice expenses are being paid by the dentist and not the Company.
     3. Service Fees have been reduced to a level approximating 90% of fiscal year 2000 fees and fixed in amount for the balance of the Service Agreement term.
     4. All accounts receivable outstanding were either paid or converted to an interest-bearing promissory note (average three-year term with an annual interest rate of 10%).
     5. The tangible practice assets originally contributed by the dental practice will be transferred back to the dental practice at the end of the amended Management Services Agreement term for a nominal value.

     6. The Company be released by the dentist and dental practice of all known and unknown claims by the dentist including breach of the Service Agreement, securities claims or other claims related to the affiliation transaction.

     As of March 31, 2001, all but one of the active Service Agreements have been modified or terminated. As a result of the modifications and terminations of the Service Agreements, the Company prepared an impairment analysis to determine the recoverability of the Management Services Agreement intangible assets and fixed assets grouped at the practice level. The Company prepared the analysis by calculating the expected discounted future cash flows under modified contracts less the carrying amount of the intangible asset and fixed assets to determine the impairment charge. Based on the modified and terminated Service Agreements, the Company recorded a charge due to impairment of approximately $23 million for the year ended March 31, 2001. The fair value of the remaining intangible assets associated with the Service Agreements will be amortized over the remaining term of the modified Service Agreements.

LIQUIDITY AND MANAGEMENT PLANS

     During fiscal 2001, the Company incurred a net loss of $24.9 million and had an accumulated deficit of $31.3 million at March 31, 2001. In addition, the Company had a working capital deficit of $1.4 million at March 31, 2001.

     At March 31, 2001, the Company was not in compliance with certain of the financial covenants of the line of credit. At March 31, 2001, $9.3 million was outstanding under the line of credit. In conjunction with the extension discussed below, the bank has waived non-compliance of certain financial ratios at March 31, 2001.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company will issue 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

     Terms of the extension include monthly principal payments of $25,000 and modification of the financial covenants. The Company has prepared financial projections through the term of the extension and believes it will be in compliance with the financial covenants.

     As discussed above, the bank credit facility due date has been extended to July 2, 2002. Based upon its current strategy, the Company projects to have sufficient funds to meet its operating capital requirements through fiscal 2002, however, there would not be sufficient cash flow to fund the credit facility obligation due July 2, 2002. Management believes it will be able to replace the credit facility with other bank financing alternatives or refinancing of its current line of credit. There is no assurance that other financing will be available to refinance the current line of credit in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position.

     In order to increase its liquidity, the Company has developed the following strategies; (i) implement its revised eCommerce and e-Learning based strategic alternative described above, (ii) reducing costs in the Company's corporate office, and (iii) raising additional capital through a private placement. However, there can be no assurance that the Company's strategies will be achieved.

EXPANSION OF MODEL AND FOCUS

     As an extension of its educational and training background, the Company has broadened its reach to focus on the larger growing e-Learning and corporate training market. With the launch of the Company's state of the art learning management system (LMS) and its e-Learning engine, the Company now provides a comprehensive array of e-Learning content, hosting and delivery services to corporations, inside and outside the dental and healthcare industries. The Company's synchronous and asynchronous content delivery solutions provide an array of e-Learning products that are customized to each corporate client. The Company is positioning itself in the corporate training sector of the e-Learning marketplace leveraging its existing infrastructure and using scale provided by an integrated product. The Company's initial business model required that it be able to communicate with 107 remote locations using the Intranet and low bandwidth dial up modem connections. These systems required that sensitive financial information for 100 businesses be transmitted in a secure environment. To communicate with its Affiliated Practices, the Company built a proprietary Intranet (virtual private network), which processed secure transactions over the Internet. From that experience and using existing technology and systems, the Company created an e-Learning engine and LMS, which provides an integrated solution for corporate clients. The Company's learning management system was created to be a web based, low bandwidth, cross browser compatible content delivery and data management system.

     The Company's LMS delivers web enabled content through a series of server side components. Additionally, system navigation uses basic HTML and JavaScript as its foundation. The user interface is providing information on the "look and feel," navigation and learning content from a centrally located database. Information on course navigation and testing is captured by the interface and delivered to the database. Because of this design, the interface can be optimized to use less than 20K of bandwidth and can deliver any web-enabled content (from Word documents and Power Point presentations to Real Video and MPEG video streams). The testing system is database enabled, which provides the flexibility for the administrator to create test questions and determine their testing requirements. The system has the ability to provide multiple test environments to meet user needs and questions can be changed by the administrator. The administrator can select from open book tests, closed book tests, timed tests, random question tests, or smart tests (test questions by category or lessons that are designed to identify skill weaknesses). There are pre and post tests for each lesson and for the entire course and all testing activity is recorded into the testing database.

     In addition to interactive web based asynchronous training, the Company offers a complete synchronous (live instructor led Web based) learning solution utilizing advanced audio-graphics. The student is provided this instructor-led classroom experience through the use of third party software and a Java-enabled application. This live online classroom enables the student to interact with instructors and other students and offers advanced features such as real-time surveys, un-interrupted questioning of the instructor, and chat with other students. Visual content is delivered over the Internet using a computer while voice portions are delivered using an analog phone line to maximize bandwidth connections. The Company maintains a broadcast studio in Phoenix, Arizona, permitting instructors to either be located in the studio or remotely while they deliver content, manage the classroom and interact with students. This live delivery is fault tolerant using redundant systems, redundant data connections, and smart routing to ensure the fastest response times. Content is developed using internal teams, which enhance the learning experience from basic "slide" delivery to engage the student with interactive presentation including 3D graphics, animations, and streaming video.

INDUSTRY OVERVIEW

     The Company employs a two-prong approach, which includes a B2B Internet commerce Web site, and a second prong, which includes the provision of e-Learning services to corporate clients. The Company launched its commerce driven Web site in November 2000. Through it the Company also provides access to online services in a Business-to-Business ("B2B") as well as consumer market sectors. The Company also provides a broad range of services to dental practices and dental vendors across the United States.

     TRAINING Magazine estimates the corporate online training market to be approximately $63 billion in 1999 and growing at an annual rate of 40%. Most educational or training systems offered today by corporate America still utilize instructor led classrooms and in person meetings. Today's in-house systems typically:

     * Do not offer user centric or personalized focused learning. They tend to be singular in design and delivery with no consideration for a particular student's needs.

     * Use old technology usually focused on CD-Rom or other computer based training (CBT) style delivery systems. Those systems do not permit data gathering, which can be used to re-shape the delivery systems or measure performance.

     * Do not measure or address skills analysis or the gap caused by student disparity in an organized fashion. Skills gap analysis is informally performed by HR teams and mid-level managers without a comprehensive framework across the entire corporate enterprise.

     * Do not share information about the content being distributed or the results of student testing among individual departments or segments within departments.

     * Do not allow users to receive information outside the course content, which is supportive and provides post study organization and learning.

     * Are diverse in scope and large in number making the investment decision difficult, wasting resources, time and money.

     * Are not easily deployed and often cause a "re-tooling" of the learning system as they upgrade and make advancements in core content.

     In contrast, today's e-Learning offers Internet solutions as an answer to those shortcomings. Companies are continuing the shift from traditional instructor-led training and CBT toward online learning and individual skills assessment. Outsourcing corporate training needs provides an opportunity to obtain cost competitive solutions. Efficiencies offered by new Internet or web-based systems permit a reduction in corporate training costs while increasing student (worker) productivity. The corporate training and education market is highly fragmented with no clear or dominant player. The Company's primary competition comes from those providing online and CBT solutions as well as from corporations internally developing their own content. The market for outside training can be further segmented into the delivery of live instructor led programs or asynchronous interactive web based programs. Many corporations prefer a blended approach consisting of both instructor led live programs and web based e-Learning solutions. While many companies have entered the e-Learning market they provide a wide variety of services and tend to specialize in one or more of the following areas:

     * Learning Tools -- Off The Shelf software used to create learning courses.

     * Delivery Services-- Hosting and delivery of training applications in an Application Service Provider (ASP) or behind-the-firewall corporate Intranet.

     * Content Development (Custom & Off The Shelf)-- Courses created which are either custom built using a proprietary tool or Off The Shelf tool which may be web based or delivered with more traditional video or CD-Rom technology.

SERVICES AND OPERATIONS

E-LEARNING SERVICES AND NEW SALES MODEL

     The Company's sales and marketing strategy includes a plan to grow sales through partnered sales channels, leveraging existing customer relationships, and development of Off The Shelf course content. Additionally, the Company plans to raise capital to consolidate the fragmented e-Learning sector through acquisition of existing e-Learning companies. The core focus of the Company's revenue driver exists in product and procedure training. This model provides the corporate client with training on its existing products providing revenues to the Company without the need for end-user marketing. The Company expects to obtain re-seller and marketing agreements with companies to broaden the reach of its products and services through those company's existing sales forces. Additionally, the Company is developing an internal sales force, which is rooted in targeted market segments. The Company's initial focus was within the dental industry however, the Company is also targeting the pharmaceutical industry through relationships driven from the dental industry. Finally, the Company seeks to expand its sales and marketing efforts by and through the channels and sales force opportunities provided by acquisitions of target companies in strategic industries. Fees or revenues are generated through one of two means:
The first are fees from the development and delivery of custom course content for an individual customer on a case-by-case basis depending upon the complexity of the course and the features chosen by the customer. The second revenue source is provided from usage of the Company's learning management systems. Revenues are earned on a per user per month basis. However, the pricing, expense and revenue model for the Company's e-Learning network has not been broadly tested in the marketplace, and may not yield results sufficient for the Company's business to succeed or be sustainable. If the pricing, expense and revenue model is not acceptable to users, customers, or content providers, the Company's e-Learning initiative may not be commercially successful. This would have an adverse effect on the Company's business.

CURRENT TECHNOLOGY, E-LEARNING SYSTEMS AND TECHNOLOGY INFRASTRUCTURE

     Management believes the current software and hardware utilized by the Company is sufficient to host the current Web site and support the e-Learning operations and services. Further, it has sufficient capacity to perform the anticipated growth in transaction volume. The Company currently hosts its own Web site, and such hosting will not bring any significant incremental costs. The Company has already invested considerable time on system development, including the development associated with the creation of the proprietary e-Learning engine and learning management systems. To date, development has focused on providing e-Learning services through customized user interfaces. The Company has developed an LMS that delivers web-enabled content through a cross browser compatible interface. The user interface is providing information on a "look and feel" navigation and learning content from a centrally located database. Information on course navigation and testing is captured by the interface and delivered to the database. Because of this design, the interface can be optimized to use less than 20K of bandwidth and can deliver any web-enabled content (from Word documents and Power Point presentations to Real Video and MPEG video streams).

     The testing system is database enabled, which provides the flexibility for the learning administrator to create test questions and determine their testing requirements. The system has the ability to provide multiple test environments to meet user needs and questions can be changed by the administrator. There are pre and post tests for each lesson and for the entire course and all testing activity is recorded into the testing database.

     The user interface and course environment is completely customizable by the administrator. Using the administrative tools provided, courses can be created more quickly and updated with little to no programming required. Administrative functions allow both the student and company to manage their own profiles, view learning reports, administer students, deliver course materials, create discussion groups and send user or class specific messages. The systems are designed to create an online learning environment - not simply deliver content.

     In addition to interactive web based asynchronous training, the Company offers a complete synchronous (live instructor led) learning solution utilizing advanced audio graphics. This live online classroom enables the student to interact with instructors and other students and offers advanced features such as real-time surveys, un-interrupted questioning of the instructor, and chat with other students. Visual components are delivered over the Internet while voice portions are delivered using an analog phone line to maximize bandwidth connections. Classes can be delivered using the Company's studio in Phoenix, Arizona, or remotely without the need for instructors to be in any certain location. Course content is enhanced beyond basic "slide" delivery to engage the student with interactive slides, 3D graphics, animations, and streaming video where appropriate.

     The e-Learning market is in the early stages of development, and may not grow to a sufficient size or at sufficient rate for the Company's business to succeed. Corporate training and education historically has been conducted primarily through classroom instruction and traditionally has been performed by internal personnel. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market. Accordingly, the Company's success will depend on the extent to which companies migrate from traditional training methods to technology-based solutions and use the Internet in connection with their training activities. In addition, the Company's success will depend upon the extent to which companies utilize the products or services of third-party providers and whether companies adopt hosted solutions delivered over the Internet, including e-Learning sites hosted by third parties, such as those on the Company's e-Learning network.

     The systems that support the Company's e-Learning network may be unable to accommodate an increased volume of traffic or additional content if growth out paces current estimates. As a result, the Company's e-Learning systems may experience slower response times or other problems. In addition, the Company depends on Internet service providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for the operation of the Company's e-Learning network. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems. Any delays in response time or performance problems could cause users to perceive the Company's e-Learning network as not functioning properly and therefore not use it for their training needs.

COMPETITION

     The Company is aware of several publicly traded and many privately held e-Learning companies that have similar products and services which compete directly with the Company's products and services. Certain of these competitors have greater financial and other resources than the Company and have existing clients and operations in areas where the Company may seek to expand in the future. Additional e-Learning companies with similar objectives are expected to enter the Company's markets and compete with the Company. There can be no assurance that the Company will be able to compete effectively with their respective competitors, that additional competitors will not enter their markets or that additional competition will not have a material adverse effect on the Company. Although these competitors have a head start in the development of online e-Learning systems, the Company believes that its products and services are competitive and that its e-Learning systems that are currently in place provide an equivalent or better product than its competitors. Even if businesses implement technology-based training or e-Learning solutions, they may still choose to design, develop, deliver or manage all or a part of their education and training internally. If technology-based learning and the use of the Internet for learning do not become widespread, or if businesses do not use the products and services of third parties to develop, deliver or manage their training needs, then the Company's e-Learning products and services may not achieve commercial success.

EMPLOYEES

     As of March 31, 2001, the Company employed 27 persons at its corporate offices and 6 persons at one Affiliated Practice office. None of the Company's employees are represented by collective bargaining agreements. The Company considers its employee relations to be good. Management believes that by the end of July 2001, all dental practice employees located on dental practice premises will be re-employed by the Affiliated Practice and accordingly no longer be an employee of the Company.

SERVICE AGREEMENTS AND DENTIST AGREEMENTs

     The Company continues to provide services to its Affiliated Practices in accordance with the modified Service Agreements and derive revenues. The actual terms of the various Service Agreements vary slightly on a case-by-case basis, depending on negotiations with the individual Affiliated Practices. Those Modified Agreements require in general that the Company provide: access to online practice enhancement services; access to online tools and payroll services; access to certain on-site consulting and seminar programs, and the use of the tangible assets owned by the Company located at each affiliated dental practice location. The service fees payable under the modified Service Agreements are guaranteed by the owner-dentists. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") The new modified Service Agreements provide in general that:

     1. The term of the Service Agreement has been reduced from its original term of 30 to 40 years to a new term of only five (5) years from the original date of execution.
     2. All dental practice employees have become employees of the dental practice, and accordingly the associated payroll and practice expenses are being paid by the dentist and not the Company.
     3. Service Fees have been reduced to a level approximating 90% of fiscal year 2000 fees and fixed in amount for the balance of the Service Agreement term.
     4. All accounts receivable outstanding were either paid or converted to an interest-bearing promissory note (average three-year term with an annual interest rate of 10%).
     5. The tangible practice assets originally contributed by the dental practice will be transferred back to the dental practice at the end of the amended Management Services Agreement term for a nominal value.
     6. The Company be released by the dentist and dental practice of all known and unknown claims by the dentist including breach of the Service Agreement, securities claims or other claims related to the affiliation transaction.

     Substantially all of the dentist-owners of the Affiliated Practices entered into a dentist agreement, which provides the Company such dentist's guarantee (for the initial five years and for so long thereafter as he or she owns any interest in the Affiliated Practice) of the Affiliated Practice's obligations under the applicable Service Agreement. In addition, such agreement provides that the dentist may not sell his or her ownership interest during the dentist's five-year employment term without the Company's prior written consent. In the event of a default under the Service Agreement by the Affiliated Practice, the dentist agreement provides that the Company may, at its option, require the

Affiliated Practice to convey its patient records and the capital stock of the Affiliated Practice to the Company's authorized designee, who, in any such case, the Company anticipates will be a dentist affiliated with an Affiliated Practice.

INSURANCE

     The Affiliated Practices provide dental services to the public and are exposed to the risk of professional liability and other claims. Each Affiliated Practice maintains its own malpractice insurance. Although the Company does not control the practice of dentistry by the Affiliated Practices, it could be asserted that the Company should be held liable for malpractice of a dentist employed by an Affiliated Practice. Each Affiliated Practice has undertaken steps to comply with all applicable regulations and legal requirements. There can be no assurance, however, that a future claim or claims will not be successful or, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs.

GOVERNMENT REGULATION AND FEE-SPLITTING RESTRICTIONS

     The dental services industry is regulated extensively at both the state and federal levels. Regulatory oversight includes, but is not limited to, prohibition of fee-splitting, corporate practice of dentistry, prohibitions on fraud and abuse, restrictions on referrals and self-referrals, advertising restrictions, restrictions on delegation and state insurance regulation. The laws of many states permit a dentist to conduct a dental practice only as an individual, a member of a partnership or an employee of a professional corporation, professional association, limited liability company or limited liability partnership. These laws prohibit business corporations such as the Company from engaging in the practice of dentistry or employing dentists to practice dentistry. The specific restrictions against the corporate practice of dentistry, as well as the interpretation of those restrictions by state regulatory authorities, vary from state to state. The restrictions are generally designed to prohibit a non-dental entity (such as the Company) from controlling the professional assets of a dental practice (such as patient records and payor contracts), employing dentists to practice dentistry (or, in certain states, employing dental hygienists or dental assistants) or controlling the content of a dentist's advertising or professional practice. The laws of many states also prohibit dentists from sharing professional fees with non-dental entities. The Company believes that its operations will not contravene any restriction on the corporate practice of dentistry, but there can be no assurance that interpretation by courts or regulatory authorities will not result in determinations that could prohibit or otherwise adversely affect the operations of the Company under the Service Agreements. There can be no assurance that the legality of the business relationship with the Affiliated Practices will not be successfully challenged or that the enforceability of the provisions of any Service Agreement will not be limited which may result in the reduction or elimination of Service Fee revenues.

ITEM 3. LEGAL PROCEEDINGS

     The Company has pending lawsuits against five Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Three Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail both in the recovery of damages from the Affiliated Practices as well as a defense to the alleged counter-claims.

     The Company is also the defendant in a recently filed lawsuit in which the plaintiff claims breach of the premises lease associated with an Affiliated Practice. The Company as a defendant tenant is seeking indemnity from the Affiliated Practice and believes that it will recover any damages suffered from the responsible Affiliated Practice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2001.

ITEM S-K 401(b). EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(6) of Regulation S-K and General Instruction G (3) to Form 10-K, the following information is included in Part I of this Form 10-K. The following table sets forth certain information concerning the executive officers of the Company (ages are as of March 31, 2001):

James M. Powers, Jr.    45    Chairman, President and Chief Executive Officer
Charles M. Sanders      44    Senior Vice President, Chief Operation Officer,
                              Chief Financial Officer
James L. Dunn, Jr.      39    Senior Vice President, General Counsel and Chief
                              Development Officer
Glenn J. Bonagura       43    Senior Vice President, eBusiness
Omer K. Reed, D.D.S.    69    Clinical Officer

JAMES M. POWERS, JR., DDS, MBA
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Dr. James Powers, Jr., has served as Chairman, President and CEO of the Company since December 1998. Dr. Powers guided the Company through its initial growth and acquisition phase and subsequent transformation from a dental practice management company to a provider of uniquely effective and efficient custom e-Learning solutions supporting companies in multi-industries. Dr. Powers joined the Company through the merger with Liberty Dental Alliance, Inc., a Nashville based company where he was the Founder, Chairman and President. Prior to founding Liberty, he was a Founder and Chairman of Clearidge, Inc., a privately held bottled water company in Nashville, Tennessee, that became one of the largest, independent bottlers in the Southeast and was sold to Suntory, Inc. Powers also is a Founder and Director of Barnhill's Country Buffet, Inc., a chain of 34 restaurants in the Southeast. He received a Doctor of Dental Surgery Degree from The University of Tennessee and received his MBA from Vanderbilt University's Owen Graduate School of Management.

CHARLES SANDERS
SENIOR VICE PRESIDENT, CHIEF OPERATING OFFICER & CHIEF FINANCIAL OFFICER
Charles Sanders, joined the Company as Senior Vice President, Chief Operating Officer in October 1999 and accepted the Chief Financial Officer responsibilities in August 2000. Mr. Sanders is an integration specialist and an experienced veteran of over 20 years in the healthcare industry. He most recently was president of a $250 million division of a large physician management company where he substantially increased profitability and was responsible for marketing, operations, finance, human resources, and information systems serving over 3875 employed and affiliated physicians located in five states. Mr. Sanders' extensive background in operations, finance and information technology includes experience as the CFO of a $75 million multi-site medical facility and the regional IT director of a national HMO. Mr. Sanders received a B.S.B.A. from Northern Arizona University in 1979.

JAMES L. DUNN, JR., JD, CPA
GENERAL COUNSEL, SENIOR VICE PRESIDENT, AND CHIEF DEVELOPMENT OFFICER
James L. Dunn, Jr., assisted with the formation of the Company and was an integral part of the road show management team during the Company's initial public offering. While the Company's focus was as a consolidator of dental practices in the dental industry, Mr. Dunn was responsible for all development and consolidation activities including the acquisition of dental practices and dental practice management companies. In the first twelve months of operation, he managed the acquisition of over fifty (50) dental practices thereby doubling the Company's annual revenue run rate to $75 Million. Mr. Dunn assumed the role of General Counsel in March of 2000 and managed the legal transition of the Company from its dental management beginnings to its current e-learning focus. He is an attorney and CPA receiving his law degree from Southern Methodist University School of Law in 1987 and his Bachelor's Degree in Business Administration-Accounting from Texas A & M University in 1984.

GLENN J. BONAGURA
SENIOR VICE PRESIDENT, EBUSINESS
Glenn joined e-dentist as Senior Vice President, eBusiness, in July 2000. Mr. Bonagura has over 20 years of expanding responsibilities in several fields including; Internet start up (Dexpo.com), consumer products (Gillette and Unilever) and the dental industry (Oral B Laboratories). He most recently was executive Vice President of Dexpo.com, the first Internet site where dental professionals could purchase dental supplies. Prior to that, he has international executive experience as a General Manager for the Gillette Company where he was responsible for operations in 13 countries. Mr. Bonagura is also a veteran of the dental industry where he held positions as Region sales manager, National sales manager and VP of Sales for Oral B Laboratories. Mr. Bonagura's employment agreement expires in July of 2001 and is not expected to be renewed.

OMER K. REED, D.D.S.
CLINICAL OFFICER
Dr. Reed has served as Clinical Officer since May 1997 and as a Director from May 1997 until December 2000. He founded Pentegra, Ltd. in 1988 and Napili International in 1963, and is a practicing dentist with one of the Company's Affiliated Practices. Dr. Reed resigned from his position as a Director to pursue personal interests and focus on his dental practice. His employment with the Company ceased upon the expiration of his employment agreement in March of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDEND

     The Company's Common Stock has been traded on the American Stock Exchange system under the symbol "EDT" since August 25, 2000, prior to that the Company's Common Stock was traded on the American Stock Exchange System under the symbol "PEN". The following table sets forth the range of the reported high and low sales prices of the Company's Common Stock for the year, ended March 31, 2001 and 2000:

2001                                                   HIGH         LOW
----                                                   ----         ---
First Quarter                                         $1.63        $0.50
Second Quarter                                        $0.63        $0.38
Third Quarter                                         $0.44        $0.19
Fourth Quarter                                        $0.73        $0.22

2000                                                   HIGH         LOW
----                                                   ----         ---
First Quarter                                         $2.81        $1.38
Second Quarter                                        $2.13        $1.56
Third Quarter                                         $1.88        $1.00
Fourth Quarter                                        $1.88        $0.88

     As of June 18, 2001, there were approximately 242 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock. The last reported sale price of the Common Stock on the American Stock Exchange as of March 31, 2001 was $0.45 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                          STATEMENT OF OPERATIONS DATA

                                                                                                                 FOR THE PERIOD
                                                                                                                 FROM INCEPTION,
                                                                                                THREE MONTHS    FEBRUARY 21, 1997
                                              YEAR ENDED       YEAR ENDED       YEAR ENDED         ENDED             THROUGH
                                            MARCH 31, 2001   MARCH 31, 2000   MARCH 31, 1999   MARCH 31, 1998   DECEMBER 31, 1997
                                            --------------   --------------   --------------   --------------   -----------------
Net revenue ................................   $ 12,458        $ 56,988          $ 38,824         $     --          $     --
Operating expenses .........................     36,846          59,476            36,940            1,800             1,354
                                               --------        --------          --------         --------          --------
Earnings (loss) from operations ............    (24,388)         (2,488)            1,884           (1,800)           (1,354)
                                               --------        --------          --------         --------          --------
Income (loss) before income
 taxes and extraordinary item ..............    (24,987)         (3,497)            1,717           (1,960)           (1,354)
Income tax expense (benefit) ...............         --           2,213              (525)              --                --
                                               --------        --------          --------         --------          --------
Net income (loss) before
 extraordinary item ........................    (24,987)         (5,710)            2,242           (1,960)           (1,354)
Extraordinary item, net ....................         70             350                --               --                --
                                               --------        --------          --------         --------          --------
Net income (loss) ..........................    (24,917)         (5,360)            2,242           (1,960)           (1,354)
Preferred stock dividend ...................         --              --                --           (1,070)               --
                                               --------        --------          --------         --------          --------
Income (loss) attributable to
 common stock ..............................    (24,917)         (5,360)            2,242           (3,030)           (1,354)
                                               ========        ========          ========         ========          ========
Basic and diluted earnings per share:
  Earnings (loss) before extraordinary
   item.....................................   $  (2.38)       $  (0.55)         $   0.29
  Extraordinary item .......................        .01            0.03                --
                                               --------        --------          --------
  Net earnings (loss) ......................   $  (2.37)       $  (0.52)         $   0.29
                                               ========        ========          ========
BALANCE SHEET DATA

Cash and cash equivalents ..................   $  1,051        $    553          $  1,047         $  6,708                --
Working capital (deficit) ..................     (1,440)          1,330             4,224            3,640                --
Total assets ...............................      9,191          37,906            37,127           10,633                --
Long-term debt, less current maturities ....     11,461          14,829            13,134              368                --
Total shareholder's equity (deficit) .......     (6,654)         19,007            20,760            6,996                --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE BASED ON CURRENT PLANS AND EXPECTATIONS OF E-DENTIST.COM AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE ACTIVITIES AND RESULTS OF OPERATIONS TO BE MATERIALLY DIFFERENT FROM THAT SET FORTH IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, AMONG OTHERS, RISKS ASSOCIATED WITH AFFILIATIONS, FLUCTUATIONS IN OPERATING RESULTS BECAUSE OF AFFILIATIONS AND VARIATIONS IN STOCK PRICE, CHANGES IN GOVERNMENT REGULATIONS, COMPETITION, RISKS OF OPERATIONS AND GROWTH OF EXISTING AND NEW AFFILIATED DENTAL PRACTICES, AND RISKS DETAILED IN E-DENTIST.COM'S SEC FILINGS.

HISTORICAL OVERVIEW

     e-dentist.com, Inc. (the "Company") began in March of 1998 as a dental practice management company ("DMSO") under the name Pentegra Dental Group, Inc. (Amex:PEN). Its formation included the simultaneous rollup of 50 dental practices and an initial public offering ("IPO"). The capital raised at the IPO was used to fund acquisitions of dental practices and the working capital needs of the Company. Since the IPO, the Company has been headquartered in Phoenix, Arizona. As a part of the IPO, the Company acquired the assets of a consulting firm, Pentegra, Ltd., which was founded in 1988, and a seminar company, Napili International ("Napili"), which was founded in 1963. The clinical, administrative and marketing training developed and provided by these companies to practicing dentists and their teams were the foundation for the Company's historical approach to dental practice management ("the Pentegra Dental Program"). The Pentegra Dental Program was available exclusively to Affiliated Practices. To provide communication to its remote affiliated offices, the Company developed a proprietary user interface and database driven communication system, which employed Internet and browser technology. Growing from the original 50 Affiliated Practices at the IPO, the Company grew to over 100 Affiliated Practices, which included approximately 140 dentists and 107 dental offices located in 31 states. The Company's early mission was to provide management, administrative, development and other services to its Affiliated Practices through long-term Service Agreements ("Service Agreements") in exchange for the payment of management service fees. These service fees were based upon a percentage of dental practice collections. The Company's historical net revenue included both the reimbursement of practice expenses as well as Service Fees. Prior to the transition toward eBusiness, the Company processed all payments to vendors and employed the staff of Affiliated Practices. The modified Service Agreements caused the staff to cease working as employees for the Company and they have become employees of the individual Affiliated Practices. In addition, processing of payments to practice vendors is now performed at the practice level, by practice employees. The Company no longer pays or is reimbursed for expenses paid on the practices' behalf. As a result, the components of net revenues and expenses have changed and decreased significantly with the modified Service Agreements.

     In the fourth quarter of fiscal year 2000, the Company announced that it would be implementing a new business strategy to change from its historical practice management business to a focus on an eBusiness and e-Learning strategy. The Company's new strategic direction includes Business-to-Business (B2B) online services and e-Learning services through its Internet or online portal found at www.e-dentist.com. This shift in business model and focus was approved by the shareholders at the annual shareholder meeting held in Phoenix, Arizona on August 25, 2000. The shareholders also approved the Company's name change to e-dentist.com, Inc. A name change of the Company to "EDT Learning, Inc." was approved by the Board in June 2001. The name change will be submitted to a shareholder vote at the August 2, 2001 Annual Shareholders Meeting.

     As a part of the new business plan approved by shareholders, the Company modified the Affiliated Service Agreements, which were acceptable to both the Company and the Affiliated Practices. The new modified Service Agreements provide in general that:

     1. The term of the Service Agreement has been reduced from its original term of 30 to 40 years to a new term of only five (5) years from the original date of execution.
     2. All dental practice employees have become employees of the dental practice, and accordingly the associated payroll and practice expenses are being paid by the dentist and not the Company.
     3. Service Fees have been reduced to a level approximating 90% of fiscal year 2000 fees and fixed in amount for the balance of the Service Agreement term.
     4. All accounts receivable outstanding were either paid or converted to an interest-bearing promissory note (average three-year term with an annual interest rate of 10%).rage three-year term with an annual interest rate of 10%).y note (average three-year term with an annual interest rate of 10%).
     5. The tangible practice assets originally contributed by the dental practice will be transferred back to the dental practice at the end of the amended Management Services Agreement term for a nominal value.
     6. The Company be released by the dentist and dental practice of all known and unknown claims by the dentist including breach of the Service Agreement, securities claims or other claims related to the affiliation transaction.

     As of March 31, 2001, all but one of the active Service Agreements have been modified or terminated. As a result of the modifications and terminations of the Service Agreements, the Company prepared an impairment analysis to determine the recoverability of the Management Services Agreement intangible assets and fixed assets grouped at the practice level. The Company prepared the analysis by calculating the expected discounted future cash flows under modified contracts less the carrying amount of the intangible asset and fixed assets to determine the impairment charge. Based on the modified and terminated Service Agreements, the Company recorded a charge due to impairment of approximately $23 million for the year ended March 31, 2001. The fair value of the remaining intangible assets associated with the Service Agreements will be amortized over the remaining term of the modified Service Agreements.

EXPANSION OF MODEL AND FOCUS

     As an extension of its educational and training background, the Company has broadened its reach to focus on the larger growing e-Learning and corporate training market. With the launch of the Company's state of the art learning management system (LMS) and its e-Learning engine, the Company now provides a comprehensive array of e-Learning content, hosting and delivery services to corporations, inside and outside the dental and healthcare industries. The Company's synchronous and asynchronous content delivery solutions provide an array of e-Learning products that are customized to each corporate client. The Company is positioning itself in the corporate training sector of the e-Learning marketplace leveraging its existing infrastructure and using scale provided by an integrated product. The Company's initial business model required that it be able to communicate with 107 remote locations using the Intranet and low bandwidth dial up modem connections. These systems required that sensitive financial information for 100 businesses be transmitted in a secure environment. To communicate with its Affiliated Practices, the Company built a proprietary Intranet (virtual private network), which processed secure transactions over the Internet. From that experience and using existing technology and systems, the Company created an e-Learning engine and LMS, which provides an integrated solution for corporate clients. The Company's learning management system was created to be a web based, low bandwidth, cross browser compatible content delivery and data management system.

     The Company's LMS delivers web enabled content through a series of server side components. Additionally, system navigation uses basic HTML and JavaScript as its foundation. The user interface is providing information on the "look and feel," navigation and learning content from a centrally located database. Information on course navigation and testing is captured by the interface and delivered to the database. Because of this design, the interface can be optimized to use less than 20K of bandwidth and can deliver any web-enabled content (from Word documents and Power Point presentations to Real Video and MPEG video streams). The testing system is database enabled, which provides the flexibility for the administrator to create test questions and determine their testing requirements. The system has the ability to provide multiple test environments to meet user needs and questions can be changed by the administrator. The administrator can select from open book tests, closed book tests, timed tests, random question tests, or smart tests (test questions by category or lessons that are designed to identify skill weaknesses). There are pre and post tests for each lesson and for the entire course and all testing activity is recorded into the testing database.

     In addition to interactive web based asynchronous training, the Company offers a complete synchronous (live instructor led Web based) learning solution utilizing advanced audio-graphics. The student is provided this instructor-led classroom experience through the use of third party software and a Java-enabled application. This live online classroom enables the student to interact with instructors and other students and offers advanced features such as real-time surveys, un-interrupted questioning of the instructor, and chat with other students. Visual content is delivered over the Internet using a computer while voice portions are delivered using an analog phone line to maximize bandwidth connections. The Company maintains a broadcast studio in Phoenix, Arizona, permitting instructors to either be located in the studio or remotely while they deliver content, manage the classroom and interact with students. This live delivery is fault tolerant using redundant systems, redundant data connections, and smart routing to ensure the fastest response times. Content is developed using internal teams, which enhance the learning experience from basic "slide" delivery to engage the student with interactive presentation including 3D graphics, animations, and streaming video.

     During fiscal 2001, the Company incurred a net loss of $24.9 million and had an accumulated deficit of $31.3 million at March 31, 2001. In addition, the Company had a working capital deficit of $1.4 million at March 31, 2001.

     At March 31, 2001, the Company was not in compliance with certain of the financial covenants of the line of credit. At March 31, 2001, $9.3 million was outstanding under the line of credit. In conjunction with the extension discussed below, the bank has waived non-compliance of certain financial ratios at March 31, 2001.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company will issue 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

     Terms of the extension include monthly principal payments of $25,000 and modification of the financial covenants. The Company has prepared financial projections through the term of the extension and believes it will be in compliance with the financial covenants.

     As discussed above, the bank credit facility due date has been extended to July 2, 2002. Based upon its current strategy, the Company projects to have sufficient funds to meet its operating capital requirements through fiscal 2002, however, there would not be sufficient cash flow to fund the credit facility obligation due July 2, 2002. Management believes it will be able to replace the credit facility with other bank financing alternatives or refinancing of its current line of credit. There is no assurance that other financing will be available to refinance the current line of credit in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position.

     In order to increase its liquidity, the Company has developed the following strategies; (i) implement its revised eCommerce and e-Learning based strategic alternative described above, (ii) reducing costs in the Company's corporate office, and (iii) raising additional capital through a private placement. However, there can be no assurance that the Company's strategies will be achieved.

RESULTS OF OPERATIONS

     Following completion of the IPO, the Company began operations effective April 1, 1998. Prior to April 1, 1998, the Company was not an operating entity and therefore had no net revenue and incurred only minor pre-operating expenses. In May 1998, the Company changed its fiscal year end from December 31 to March 31, effective for the year beginning April 1, 1998. Management service fee recognition and related expenses began April 1, 1998, and the Company began managing 50 dental practices in 18 states. At March 31, 2000, Pentegra managed 96 practices in 106 offices in 29 states. At March 31, 2001, the Company managed 85 practices in 95 offices in 28 states.

COMPONENTS OF REVENUES AND EXPENSES

     The Company has embarked upon a strategy focusing on eBusiness primarily in the dental industry. Prior to the transition toward eBusiness, the Company processed all payments to vendors and employed the staff of Affiliated Practices. The modified Service Agreements caused the staff to cease working as employees for the Company and they have become employees of the individual

Affiliated Practices. In addition, processing of payments to practice vendors is now performed at the practice level, by practice employees. The Company no longer pays or is reimbursed for expenses paid on the practices' behalf. As a result, the components of net revenues and expenses have changed and decreased significantly with the modified Service Agreements.

     Under the terms of the original Services Agreement with an Affiliated Practice, the Company served as the exclusive manager and administrator of all non-dental services relating to the operation of an Affiliated Practice. The obligations of the Company included assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses included salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the Affiliated Practices. In addition, the Company incurred general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the original Services Agreement and subject to applicable law, the Company was paid a management fee comprised of two components: (1) the costs incurred by it on behalf of the Affiliated Practice, and (2) a management fee either fixed in amount, an amount usually approximating 35% of the Affiliated Practice's operating profit, before dentist compensation or 15% of the affiliated practice's collected gross revenue ("Service Fee"). Therefore, net revenues represented amounts earned by the Company under the terms of its Service Agreements with the Affiliated Practices, which generally equated to the sum of the Service Fees and the operating expenses that the Affiliated Practices paid to the Company under the Service Agreements.

NET REVENUE

     Fiscal 2001 net revenue was $12.5 million, a $44.5 million decrease from fiscal 2000 net revenue of $57 million. The decrease is due to the modification of the Service Agreements and the resulting elimination of pass through revenue and expense reporting and the termination of 11 Affiliated Practices during fiscal 2001. Net revenue generated by paying the operating expenses of the Affiliated Practices was $4.2 million in fiscal 2001 and $46.4 million in fiscal 2000, a decrease of $42.2 million. Net revenue generated from service fees was $8.3 million in fiscal 2001 compared with $10.6 million in fiscal 2000, a decrease of $2.3 million.

     Fiscal 2000 net revenue was $57 million, an $18.2 million increase over fiscal 1999 net revenue of $38.8 million. The increase resulted from practice affiliations with 12 additional dental practices in conjunction with the acquisition of Omega Orthodontics, Inc. In addition, fiscal 2000 contains a full twelve-months of revenue generated from the acquisitions of practices during fiscal 1999.

OPERATING EXPENSES

     Operating expenses consist primarily of salaries, wages and benefits, dental supplies and laboratory fees, rent, advertising and marketing, and general and administrative expenses. Fiscal 2001 operating expenses were $36.8 million, a $22.7 million decrease from fiscal 2000 operating expenses of $59.5 million. The elimination of pass through revenue and expense reporting caused by the modification and terminations of the Service Agreements decreased operating expenses by $42.2 million in fiscal 2001. General and administrative expenses decreased by $3.3 million and depreciation and amortization expenses decreased by $136,000 during fiscal 2001. These decreases were offset by the impairment charge of $23 million recorded in fiscal 2001.

     Fiscal 2000 operating expenses were $59.5 million, an increase of $22.6 million over fiscal 1999 operating expenses of $36.9 million. The increase is due to the affiliation with the 12 additional practices in conjunction with the acquisition of Omega Orthodontics Inc. and the full years expenses of the fiscal 1999 Practice Affiliations.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries, wages and benefits, bad debt expenses, rent, consulting fees, travel (primarily related to practice development and practice enhancement), office costs and other general corporate expenses. General and administrative expenses represented 58.9%, 18.6% and 11.6% of net revenue for fiscals 2001, 2000 and 1999 respectively. Fiscal 2001 general and administrative expenses were $7.3 million, a $3.3 million decrease from fiscal 2000 operating expenses of $10.6 million. The decrease is primarily due to decreases in bad debt expense of $2.8 million, professional fees of $209,000, seminars and education of $156,000, and salaries and wages of $97,000.

     Fiscal 2000 general and administrative expenses were $10.6 million, an increase of $6.1 million over fiscal 1999 general and administrative of $4.5 million. The increase in general and administrative costs was primarily due to the provision for uncollectible accounts and notes receivable of $4.5 million. In addition, the Company incurred higher general and administrative expenses because it provided services to the increased number of practices in fiscal 2000 over fiscal 1999.

     In fiscal 2001, accounts receivable are amounts due from Affiliated Practices related to management services fees not yet paid. Notes receivable represent conversion of accounts receivable from Affiliated Practices, past advances made to practices for a practice acquisition by the Affiliated Practice, or past advances made for working capital. At March 31, 2001, the Company provided $1.7 million for accounts receivable and notes receivable deemed uncollectible.

     In fiscal 2000 and 1999, accounts receivable are amounts due from Affiliated Practices related to expenses paid on their behalf by the Company, or management fees not yet paid. Notes receivable represent advances made to practices for a practice acquisition by the Affiliated Practice, or advances made for working capital. At March 31, 2000 and 1999, the Company provided $4.5 million and approximately $125,000 respectively for accounts receivable and notes receivable deemed uncollectible. The increase in the provision for uncollectible receivables during 2000 resulted from experiencing adequate operating history to determine required reserves for accounts and notes deemed uncollectible. The provision for uncollectible accounts includes the amounts deemed uncollectible as a result of the settlements with these practices.

     Depreciation and amortization expenses represented 19.0%, 4.4% and 3.1% of net revenue for fiscal 2001, 2000 and 1999, respectively. Fiscal 2001 depreciation and amortization expenses were $2,368,000, a $136,000 decrease from fiscal 2000 depreciation and amortization expenses of $2,504,000. The decrease is primarily due to the modification and terminations of the Service Agreements.

     Fiscal 2000 depreciation and amortization expenses were $2.5 million, an increase of $1.3 million over fiscal 1999 depreciation and amortization expenses of $1.2 million. The increase is due primarily to the acquisition of fixed assets and Management Services Agreements in conjunction with Practice Affiliations.

INCOME TAX EXPENSE

     The Company recorded no tax benefit during fiscal 2001 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its eBusiness plan. At March 31, 2001, the Company has a net deferred tax asset of $9.6 million with a corresponding valuation allowance. Additionally, the Company also has $6.1 million of available deductions related to the increase in tax basis of the assets acquired in the Affiliations. Any tax benefits will be recognized over a period of seven to fifteen years.

     Income tax expense for fiscal 2000 totaled $2.2 million. The expense arose primarily because the Company recorded a valuation allowance for its entire deferred tax asset. The Company recorded the valuation allowance because it concluded it is not likely it would be able to recognize the tax assets because of no operating history of its new implementation of eBusiness plan, modification of its Management Services Agreements and maturity of its line of credit.

     Income tax benefit for fiscal 1999 was $525,000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had a working capital deficit of $1.4 million. Current assets included $1.1 million in cash and $500,000 in accounts and notes receivable from the Affiliated Practices. Current liabilities consisted of $1.1 million of deferred revenue, $816,000 of current maturities of long-term debt and capital leases and $959,000 in accounts payable and accrued liabilities.

     On June 1, 1998, the Company closed a revolving bank credit facility with Bank One, Texas, and N.A., which provide the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the Management Services Agreements and accounts and notes receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Company's common stock. Additionally, compliance with certain financial covenants is required and the lender has approval rights with respect to acquisitions exceeding certain limits. At March 31, 2001, $9.3 million was outstanding under the revolving line of credit.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company will issue 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

     Terms of the extension include monthly principal payments of $25,000 and modification of the financial covenants. The Company has prepared financial projections through the term of the extension and believes it will be in compliance with the financial covenants.

     As discussed above, the bank credit facility due date has been extended to July 2, 2002. Based upon its current strategy, the Company projects to have sufficient funds to meet its operating capital requirements through fiscal 2002, however, there would not be sufficient cash flow to fund the credit facility obligation due July 2, 2002. Management believes it will be able to replace the credit facility with other bank financing alternatives or refinancing of its current line of credit. There is no assurance that other financing will be available to refinance the current line of credit in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position.

     Cash generated from investing activities resulted from the collection of notes receivable of $533,000 and $116,000 in fiscal 2001 and 2000, respectively. Cash used in investing activities was $138,000, $347,000 and $1.4 million for the purchases of capital equipment, mostly for assets acquired in new practice affiliations in fiscal 2001, 2000 and 1999, respectively. The Company invested $0, $472,000 and $10.3 million in fiscal 2001, 2000 and 1999, respectively for the purchase of intangibles associated with acquisitions. Uses of cash also include the issuance of notes receivable to Affiliated Practices of $24,000, $279,000 and $1.3 million in fiscal 2001, 2000 and 1999, respectively.

     During fiscal 2001 and 2000, $1.2 million and $984,000 was used to repay long-term debt. No repayment of long-term debt occurred in fiscal 1999. There were no draws on the line of credit in fiscal 2001. Cash generated from financing activities in fiscal 2000 and 1999 included draws on the revolving line of credit of $2.1 million and $8 million respectively. The Company received $2.9 million from the issuance of common and redeemable preferred stock in fiscal 1999.

     In fiscal 2001 and 2000, the Company entered into capital lease agreements for the purchase of dental equipment, $22,000 and $1.4 million, respectively.

E-LEARNING SERVICES AND NEW SALES MODEL

     The Company's sales and marketing strategy includes a plan to grow sales through partnered sales channels, leveraging existing customer relationships, and development of Off The Shelf course content. Additionally, the Company plans to raise capital to consolidate the fragmented e-Learning sector through acquisition of existing e-Learning companies. The core focus of the Company's revenue driver exists in product and procedure training. This model provides the corporate client with training on its existing products providing revenues to the Company without the need for end-user marketing. The Company expects to obtain re-seller and marketing agreements with companies to broaden the reach of its products and services through those company's existing sales forces. Additionally, the Company is developing an internal sales force, which is rooted in targeted market segments. The Company's initial focus was within the dental industry however; the Company is also targeting the pharmaceutical industry through relationships driven from the dental industry. Finally, the Company seeks to expand its sales and marketing efforts by and through the channels and sales force opportunities provided by acquisitions of target companies in strategic industries. Fees or revenues are generated through one of two means:
The first are fees from the development and delivery of custom course content for an individual customer on a case-by-case basis depending upon the complexity of the course and the features chosen by the customer. The second revenue source is provided from usage of the Company's learning management systems. Revenues are earned on a per user per month basis. However, the pricing, expense and revenue model for the Company's e-Learning network has not been broadly tested in the marketplace, and may not yield results sufficient for the Company's business to succeed or be sustainable. If the pricing, expense and revenue model is not acceptable to users, customers, or content providers, the Company's e-Learning initiative may not be commercially successful. This would have an adverse effect on the Company's business.

     ACQUISITION OF LIBERTY DENTAL ALLIANCE

     On November 13, 1998 the Company and Liberty Dental Alliance, Inc. ("Liberty") entered into an Agreement and Plan of Merger (the "Liberty Merger Agreement"), pursuant to which Liberty became a wholly owned subsidiary of the Company, and James M. Powers, Jr., D.D.S. was named President of the Company. The Liberty Merger Agreement provided the Company pay Liberty common stockholders, consideration for completed Liberty affiliations.

     In connection with the Liberty Merger Agreement, the Company has agreed to pay investment-banking fees of up to $100,000 to SunTrust Equitable Securities Corporation. This amount was paid in fiscal 2002. The Company issued an aggregate of 145,000 options to acquire the Company's common stock to certain consultants of the Company with an exercise price of $6.125 per share, in the same proportions and upon completion of Liberty Affiliations as the Additional Common Merger Consideration.

     As of March 31, 2000, the Company had completed all Liberty Affiliations with 17 dental practices of which all were completed during fiscal 1999. These dental practices generated aggregate annual patient revenue of approximately $13 million during their most recently completed fiscal year, and include dentists treating patients in 17 dental offices. The aggregate consideration paid by the Company for these practices consisted of approximately $5.6 million in cash, 1,295,268 shares of the Company's common stock and approximately $3.6 million aggregate principal amount of 6% Series A convertible subordinated notes, one-half payable November 2002 and one-half payable November 2003, and $160,000 aggregate principal amount of 6% of Series B convertible subordinated notes, one-half payable April 2003 and one-half payable April 2004.

     The consideration paid pursuant to the Liberty merger on the Liberty affiliations consisted of approximately $444,000 in cash, 423,356 shares of the Company's common stock, the assumption of approximately $350,000 in liabilities of Liberty and 92,550 options to purchase the Company's common stock.

ACQUISITION OF OMEGA ORTHODONTICS

     On July 1, 1999, the Company executed a merger agreement with Omega Orthodontics, Inc. ("Omega"). In exchange for the approximately 5.0 million shares outstanding of Omega, the Company issued approximately 1.8 million shares of the Company's stock, and assumed approximately $1.1 million in debt. The merger was accounted for under the purchase method of accounting. The twelve Omega practices represent approximately $11.0 million in annualized practice revenues in fiscal 2000.

ASSET PURCHASE

     On October 13, 2000, the Company entered into an Asset Purchase Agreement with Dexpo.com, Inc. The consideration for the purchase of assets is 750,000 shares of the Company's common stock with an additional 500,000 shares to be hold in escrow and paid contingent upon certain performance criteria of the Company's common stock.

RECENT PRONOUNCEMENTS

     In June 2000, FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS No. 137) and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Appropriate accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. Management believes that the adoption of SFAS No. 133 and 138 will not have a material effect on the Company's financial statements.

     In March 2000, the Emerging Issue Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site." EITF 00-2 states that for specific web site development costs, the accounting for such costs should be based generally on a model consistent with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of the pronouncement did not have an impact on the Company's position or the results of the operations.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements"(as amended by SAB 101A and 101B) that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies and was adopted by the Company. The adoption of the pronouncement did not have an impact on the Company's position or the result of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on borrowed funds, which could affect its results of operations and financial condition. At March 31, 2001, the Company has $9.3 million in variable rate debt outstanding and, as such, the risk is immaterial based upon a 10% increase or decrease in interest rates from their March 31, 2001 levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
FINANCIAL STATEMENTS:

Report of Independent Accountants.........................................   23

Consolidated Balance Sheets at March 31, 2001 and 2000....................   24

Consolidated Statements of Operations for the years ended
March 31, 2001, 2000 and 1999.............................................   25

Consolidated Statements of Shareholders' Equity (Deficit)
for the years ended March 31, 2001, 2000 and 1999.........................   26

Consolidated Statements of Cash Flows for the years ended
March 31, 2001, 2000 and 1999.............................................   27

Notes to Consolidated Financial Statements................................ 28-44

FINANCIAL STATEMENTS SCHEDULE:

Report of Independent Accountants.........................................   47

Schedule II - Valuation and Qualifying Accounts for the years
  ended March 31, 2001, 2000 and 1999.....................................   48

All other schedules are omitted because they are not applicable

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of e-dentist.com, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of e-dentist.com, Inc. and its Subsidiaries (the "Company") at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 and Note 10, the terms of the Company's credit agreement call for a principal maturity date of July 2, 2002. Management's current projections indicate that the Company will have sufficient funds to meet its operating capital requirements through fiscal year ending March 31, 2002; however, there would not be sufficient cash flow to fund the credit agreement obligations due at July 2, 2002. Management is currently seeking other financing arrangements that would enable the Company to repay amounts outstanding under the credit agreement before July 2, 2002. Absent the Company's ability to obtain additional sources of funding or refinance its line of credit, it is unlikely the Company would be able to pay the principal payment due on the credit agreement on July 2, 2002, which could have a material and adverse effect on the Company.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

June 22, 2001,
except for Notes 1 and 10, as to which the date is June 29, 2001

                      E-DENTIST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MARCH 31,         MARCH 31,
                                                                                 2001              2000
                                                                               --------          --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents .............................................      $  1,051          $    553
  Receivables from Affiliated Practices, net of allowance
   for doubtful accounts of $1,147 and $3,269, respectively .............           195             2,966
  Prepaid expenses and other current assets .............................           128               499
  Notes receivable from Affiliated Practices-current, net
    of allowance for doubtful accounts of $323 and $427, respectively....           261               421
                                                                               --------          --------
       Total current assets .............................................         1,635             4,439

  Property and equipment, net ...........................................         3,279             6,886
  Intangible assets, net ................................................         3,107            25,786
  Notes receivable from Affiliated Practices, net of allowance
    for doubtful accounts of $1,766 and $1,287, respectively ............         1,059               709
  Other assets ..........................................................           111                86
                                                                               --------          --------
       Total assets .....................................................      $  9,191          $ 37,906
                                                                               ========          ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long term debt .....................................      $    471          $    492
  Accounts payable and accrued liabilities ..............................           959             1,702
  Current portion of deferred revenue ...................................         1,052               206
  Accrued employment agreement ..........................................           248               400
  Current portion of capital lease liabilities ..........................           345               309
                                                                               --------          --------
       Total current liabilities ........................................         3,075             3,109

Long term debt, less current maturities .................................        11,461            14,829
Capital lease liabilities ...............................................           643               961
Deferred revenue ........................................................           666                --

Commitments and contingencies

Shareholders' equity (deficit):
  Common stock, $.001 par value 40,000,000 shares authorized,
   11,721,664 and 10,820,783 issued, respectively .......................            12                11
  Additional paid-in capital ............................................        25,809            25,604
  Accumulated deficit ...................................................       (31,349)           (6,432)
  Less: Treasury shares at cost: 1,149,116, and 154,748,
    respectively ........................................................        (1,126)             (176)
                                                                               --------          --------
       Total shareholders' equity (deficit) .............................        (6,654)           19,007
                                                                               --------          --------

       Total liabilities and shareholders' equity (deficit) .............      $  9,191          $ 37,906
                                                                               ========          ========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                      E-DENTIST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                                  MARCH 31,       MARCH 31,      MARCH 31,
                                                                                    2001            2000           1999
                                                                                   --------       --------       --------
Net revenue .................................................................      $ 12,458       $ 56,988       $ 38,824
Operating expenses:
  Clinical salaries, wages and benefits .....................................         3,452         22,957         14,735
  Dental supplies and lab fees ..............................................           285         10,134          7,133
  Rent ......................................................................           176          3,922          2,963
  Advertising and marketing .................................................            33          1,380            785
  General and administrative ................................................         7,340         10,586          4,497
  Other operating expenses ..................................................           192          7,993          5,627
  Impairment of assets ......................................................       23,0000             --             --
  Depreciation and amortization .............................................         2,368          2,504          1,200
                                                                                   --------       --------       --------
       Total operating expenses .............................................        36,846         59,476         36,940
                                                                                   --------       --------       --------

Earnings (loss) from operations .............................................       (24,388)        (2,488)         1,884

Interest expense ............................................................         1,358          1,310            399
Interest income .............................................................          (352)          (208)          (188)
Other income ................................................................          (407)           (93)           (44)
                                                                                   --------       --------       --------
                                                                                        599          1,009            167

Income (loss) before income taxes and extraordinary item ....................       (24,987)        (3,497)         1,717
Income tax expense (benefit) ................................................            --          2,213           (525)
                                                                                   --------       --------       --------

Income (loss) before extraordinary item .....................................       (24,987)        (5,710)         2,242

Extraordinary item--gain on debt forgiveness (net of tax effect of $0).......            70            350             --
                                                                                   --------       --------       --------

       Net income (loss) ....................................................      $(24,917)      $ (5,360)      $  2,242
                                                                                   ========       ========       ========
Basic and diluted earnings per share:
  Earnings (loss) before extraordinary item .................................      $  (2.38)      $  (0.55)      $   0.29
  Extraordinary item ........................................................           .01            .03             --
                                                                                   --------       --------       --------
  Net earnings (loss) .......................................................      $  (2.37)      $  (0.52)      $   0.29
                                                                                   ========       ========       ========

Weighted average number of shares outstanding--basic and diluted ............        10,496         10,356          7,803
                                                                                   ========       ========       ========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                      E-DENTIST.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                       COMMON          ADDITIONAL                              TOTAL
                                                  ------------------    PAID IN   ACCUMULATED   TREASURY   SHAREHOLDERS'
                                                  SHARES      AMOUNT    CAPITAL     DEFICIT       STOCK   EQUITY (DEFICIT)
                                                  ------      ------    -------     -------       -----   ----------------
Balances, April 1, 1998 .......................     6,442     $   6     $ 10,304    $ (3,314)   $             $  6,996

Issuance of common stock ......................       375         1        2,870          --          --         2,871
Issuance of common stock to Affiliated
 Practices ....................................     2,286         2        8,494          --          --         8,496
Tax benefit related to assets acquired in
 affiliations..................................        --        --          155          --          --           155
Net income ....................................        --        --           --       2,242          --         2,242
                                                   ------     -----     --------    --------    --------      --------
Balances, March 31, 1999 ......................     9,103         9       21,823      (1,072)                   20,760

Issuance of common stock ......................     1,893         2        3,836          --                     3,838
Shares repurchased ............................      (175)       --         (297)         --        (176)         (473)
Issuance of options for compensation ..........        --        --           54          --          --            54
Net loss ......................................        --        --           --      (5,360)         --        (5,360)
Tax benefit related to assets acquired in
 affiliations..................................        --        --          188          --          --           188
                                                   ------     -----     --------    --------    --------      --------
Balances, March 31, 2000 ......................    10,821        11       25,604      (6,432)       (176)       19,007

Issuance of common stock ......................       998         1          307          --          --           308
Shares repurchased ............................       (97)       --         (102)         --        (950)       (1,052)
Net loss ......................................        --        --           --     (24,917)         --       (24,917)
                                                   ------     -----     --------    --------    --------      --------
Balances, March 31, 2001 ......................    11,722     $  12     $ 25,809    $(31,349)   $ (1,126)     $ (6,654)
                                                   ======     =====     ========    ========    ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                      E-DENTIST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE YEAR      FOR THE YEAR     FOR THE YEAR
                                                                           ENDED            ENDED            ENDED
                                                                          MARCH 31,        MARCH 31,        MARCH 31,
                                                                            2001             2000             1999
                                                                          --------         --------         --------
Cash flows from operating activities:
Net income (loss) ....................................................   $(24,917)        $ (5,360)        $  2,242
Adjustment to net income (loss):
  Provision for bad debts ............................................      1,705            4,505              125
  Impairment of assets ...............................................     23,000               --               --
  Depreciation and amortization ......................................      2,368            2,504            1,200
  Stock options compensation .........................................         --               54               --
  Gain on debt forgiveness ...........................................        (70)            (350)              --
  Deferred income taxes (benefit) ....................................         --            2,161             (525)
  Changes in operating assets and liabilities:
    Receivables from Affiliated Practices ............................        110           (2,383)          (5,784)
    Prepaid expenses and other current assets ........................        111             (168)            (364)
    Other assets .....................................................         75               --               --
    Accounts payable and accrued liabilities .........................       (773)          (1,401)             (63)
    Deferred revenue .................................................        (85)              --               --
    Accrued employment agreement .....................................       (152)            (190)            (310)
                                                                         --------         --------         --------
          Net cash provided by (used in) operating activities ........      1,372             (628)          (3,479)
                                                                         --------         --------         --------
Cash flows from investing activities:
  Repayment of notes receivable ......................................        533              116               --
  Capital expenditures ...............................................       (138)            (347)          (1,424)
  Acquisitions, net of cash acquired .................................         --             (472)         (10,326)
  Issuance of notes receivable .......................................        (24)            (279)          (1,257)
                                                                         --------         --------         --------
          Net cash provided by (used in) investing activities ........        371             (982)         (13,007)
                                                                         --------         --------         --------
Cash flows from financing activities:
  Proceeds from issuance of common and redeemable preferred stock.....         --               --            2,930
  Proceeds from line of credit .......................................         --            2,100            8,000
  Repayment of long-term debt ........................................     (1,245)            (984)              --
  Offering and financing costs .......................................         --               --             (105)
                                                                         --------         --------         --------
          Net cash provided by (used in) financing activities ........     (1,245)           1,116           10,825
                                                                         --------         --------         --------

          Net change in cash and cash equivalents ....................        498             (494)          (5,661)
Cash and cash equivalents, beginning of period .......................        553            1,047            6,708
                                                                         --------         --------         --------

Cash and cash equivalents, end of period .............................   $  1,051         $    553         $  1,047
                                                                         ========         ========         ========

     The accompanying notes are an integral part of the financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     RECENT EVENTS

     In the fourth quarter of fiscal year 2000, the Company announced that it would be implementing a new business strategy to change from its historical practice management business to a focus on an eBusiness and e-Learning strategy. The Company's new strategic direction includes Business-to-Business (B2B) online services and e-Learning services through its Internet or online portal found at www.e-dentist.com. This shift in business model and focus was approved by the shareholders at the annual shareholder meeting held in Phoenix, Arizona on August 25, 2000. The shareholders also approved the Company's name change to e-dentist.com, Inc. The Company is proposing to change its name from e-dentist.com, Inc. to "EDT Learning, Inc." to more accurately reflect its current business model and the expansion of the scope of its business offering which focuses on providing e-Learning tools and systems to corporate clients inside and outside of the dental industry. A name change of the Company to "EDT Learning, Inc." was approved by the Board in June 2001. The name change will be submitted to a shareholder vote at the August 2, 2001 Annual Shareholders Meeting.

     As a part of the new business plan approved by shareholders, the Company modified the Affiliated Service Agreements, which were acceptable to both the Company and the Affiliated Practices. The new modified Service Agreements provide in general that:

     1. The term of the Service Agreement has been reduced from its original term of 30 to 40 years to a new term of only five (5) years from the original date of execution.
     2. All dental practice employees have become employees of the dental practice, and accordingly the associated payroll and practice expenses are being paid by the dentist and not the Company.
     3. Service Fees have been reduced to a level approximating 90% of fiscal year 2000 fees and fixed in amount for the balance of the Service Agreement term.
     4. All accounts receivable outstanding were either paid or converted to an interest-bearing promissory note (average three-year term with an annual interest rate of 10%).
     5. The tangible practice assets originally contributed by the dental practice will be transferred back to the dental practice at the end of the amended Management Services Agreement term for a nominal value.
     6. The Company be released by the dentist and dental practice of all known and unknown claims by the dentist including breach of the Service Agreement, securities claims or other claims related to the affiliation transaction.

     As of March 31, 2001, all but one of the active Service Agreements have been modified or terminated. As a result of the modifications and terminations of the Service Agreements, the Company prepared an impairment analysis to determine the recoverability of the Management Services Agreement intangible assets and fixed assets grouped at the practice level. The Company prepared the analysis by calculating the expected discounted future cash flows under modified contracts less the carrying amount of the intangible asset and fixed assets to determine the impairment charge. Based on the modified and terminated Service Agreements, the Company recorded a charge due to impairment of approximately $23 million for the year ended March 31, 2001. The fair value of the remaining intangible assets associated with the Service Agreements is being amortized over the remaining term of the modified Service Agreements.

EXPANSION OF MODEL AND FOCUS

     As an extension of its educational and training background, the Company has broadened its reach to focus on the larger growing e-Learning and corporate training market. With the launch of the Company's state of the art learning management system (LMS) and its e-Learning engine, the Company now provides a comprehensive array of e-Learning content, hosting and delivery services to corporations across industry boundaries. The Company's synchronous and asynchronous content delivery solutions provide an array of e-Learning products that are customized to each corporate client. The Company's initial business model required that it be able to communicate with 107 remote locations using the Intranet through low bandwidth dial up modems in a secure environment. To communicate with its Affiliated Practices the Company built a proprietary Intranet (virtual private network), which processed secure financial transactions. From that experience and using existing technology and systems, the Company created the e-Learning engine and LMS, which provides an integrated solution for corporate clients. The Company's learning management system was created to be a web based, low bandwidth, cross browser compatible content delivery and data management system.


     The Company's LMS delivers web enabled content through a series of server side components. Because of its design, the interface can be optimized to use less than 20K of bandwidth and can deliver any web-enabled content (from documents and presentations to video.) The testing system is database enabled, which provides the flexibility to create test questions according to testing requirements. The system has the ability to provide multiple test environments to meet user needs and questions that can be changed by the administrator. Testing options include open book tests, closed book tests, timed tests, random question tests, or smart tests (test questions by category or lessons that are designed to identify skill weaknesses). Lessons and courses are designed with pre and post tests and all testing activity is recorded into a database.

LIQUIDITY AND MANAGEMENT PLANS

     During fiscal 2001, the Company incurred a net loss of $24.9 million and had an accumulated deficit of $31.3 million at March 31, 2001. In addition, the Company had a working capital deficit of $1.4 million at March 31, 2001.

     As discussed in Note 10, at March 31, 2001, the Company was not in compliance with certain of the financial covenants of the line of credit. At March 31, 2001, $9.3 million was outstanding under the line of credit. In conjunction with the extension discussed below, the bank has waived non-compliance of certain financial ratios at March 31, 2001.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company will issue 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

     Terms of the extension include monthly principal payments of $25,000 and modification of the financial covenants. The Company has prepared financial projections through the term of the extension and believes it will be in compliance with the financial covenants.

     As discussed above, the bank credit facility due date has been extended to July 2, 2002. Based upon its current strategy, the Company projects to have sufficient funds to meet its operating capital requirements through fiscal 2002, however, there would not be sufficient cash flow to fund the credit facility obligation due July 2, 2002. Management believes it will be able to replace the credit facility with other bank financing alternatives or refinancing of its current line of credit. There is no assurance that other financing will be available to refinance the current line of credit in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position.

     In order to increase its liquidity, the Company has developed the following strategies; (i) implement its revised eCommerce and e-Learning based strategic alternative described above, (ii) reducing costs in the Company's corporate office, and (iii) raising additional capital through a private placement. However, there can be no assurance that the Company's strategies will be achieved.

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

INTANGIBLE ASSETS

     The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the affiliated dental practices. As part of the purchase allocation, the Company allocated the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company entered into a long-term Management Services Agreement with each affiliated dental practice, which cannot be terminated individually by either party without cause. The cost of the Management Services Agreement was originally being amortized on a straight-line basis over the lessor of its term or 25 years. As discussed in Note 1, the Management Services Agreements were modified during fiscal 2001 and are now being amortized over the remaining term of the modified Service Agreements (not more than five years).

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

REVENUE RECOGNITION

     Under the terms of the original Services Agreement with an Affiliated Practice, the Company served as the exclusive manager and administrator of all non-dental services relating to the operation of an Affiliated Practice. The obligations of the Company included assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses included salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the Affiliated Practices. In addition, the Company incurred general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the original services agreement and subject to applicable law, the Company was paid a management fee comprised of two components: (1) the costs incurred by it on behalf of the Affiliated Practice, and (2) a management fee either fixed in amount, an amount usually approximating 35% of the Affiliated Practice's operating profit, before dentist compensation or 15% of the Affiliated Practice's collected gross revenue ("Service Fee"). Therefore, net revenues represented amounts earned by the Company under the terms of its Service Agreements with the Affiliated Practices, which generally equated to the sum of the Service Fees and the operating expenses that the Affiliated Practices paid to the Company under the Service Agreements.

     The Company has embarked upon a new strategy focusing on eCommerce and e-Learning. Prior to the transition, the Company processed all payments to vendors and employed the team members of Affiliated Practices. The modified Management Services Agreements caused the team members to cease working as employees for the Company and they became employees of the individual Affiliated Practices. In addition, processing of payments to practice vendors is being performed at the practice level, by practice employees. The Company is no longer being reimbursed for expenses paid on the practices' behalf. As a result, the components of net revenues have changed and decreased significantly with the new Management Services Agreements.

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

     As of March 31, 2001 and 2000, options to purchase 1,643,173 and 1,147,327 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share because their effect would have been antidilutive. As of March 31, 2001 and 2000, shares of 266,180 and 559,656 convertible from the Company's convertible subordinated notes were excluded from the calculation because their effects would have been antidilutive.

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

NEW PRONOUNCEMENTS

     In June 2000, FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS No. 137) and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Appropriate accounting for changes in fair value of derivatives held is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. Management believes that the adoption of SFAS No. 133 and 138 will not have a material effect on the Company's financial statements.

     In March 2000, the Emerging Issue Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site." EITF 00-2 states that for specific web site development costs, the accounting for such costs should be based generally on a model consistent with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of the pronouncement did not have an impact on the Company's position or the results of the operations.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements"(as amended by SAB 101A and 101B) that provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies and was adopted by the Company. The adoption of the pronouncement did not have an impact on the Company's position or the result of operations.

     RECLASSIFICATIONS

     Certain prior year balances in the consolidated financial statements have been reclassified to confirm with the fiscal 2001 presentation.

3. NOTES RECEIVABLE

     Notes receivable consisted of the following:

                                                               MARCH 31,
                                                          --------------------
                                                           2001         2000
                                                          -------      -------
                                                              (IN THOUSANDS)
     Notes receivable .................................   $ 3,409      $ 2,844
     Less: allowance for doubtful accounts ............    (2,089)      (1,714)
                                                          -------      -------
                                                            1,320        1,130
     Notes receivable, current ........................       261          421
                                                          -------      -------
                                                          $ 1,059      $   709
                                                          =======      =======

     Notes receivables are with Affiliated Practices and are uncollateralized, ranging in length from one to thirteen years. The notes bear interest at March 31, 2001 at fixed rates ranging from 5% to 10% with interest and principal payments due monthly.

     The collection schedule of notes receivable for each of the next five years subsequent to March 31, 2001 were as follows (in thousands):

     2002 .........................................................     $  798
     2003 .........................................................      1,057
     2004 .........................................................        477
     2005 .........................................................        226
     2006 .........................................................        234
     Thereafter ...................................................        617
                                                                        ------
                                                                        $3,409
                                                                        ======

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                 MARCH 31,
                                                           ---------------------
                                                            2001           2000
                                                           ------         ------
                                                              (IN THOUSANDS)
     Furniture & Fixtures .............................    $1,447         $2,732
     Equipment ........................................     2,454          3,662
     Computer Equipment ...............................     1,704          2,103
     Leasehold Improvements ...........................       185            371
                                                           ------         ------
        Total property and equipment ..................     5,790          8,868
     Less: accumulated depreciation ...................     2,511          1,982
                                                           ------         ------
        Property and equipment, net ...................    $3,279         $6,886
                                                           ======         ======

     Depreciation expense for the years ended March 31, 2001 and 2000 was $1.1 million and $1.3 million, respectively.

5. INTANGIBLE ASSETS

     Intangible assets consisted of the following:


                                                                MARCH 31,
                                                         -----------------------
                                                          2001            2000
                                                         -------         -------
                                                             (IN THOUSANDS)
     Management Services Agreements .................    $ 5,528         $26,905
     Other ..........................................        286             504
                                                         -------         -------
                                                           5,814          27,409
     Less: accumulated amortization .................      2,707           1,623
                                                         -------         -------

     Intangible assets, net .........................    $ 3,107         $25,786
                                                         =======         =======

     Amortization expense for the years ended March 31, 2001 and 2000 was $1.3 million and $1.2 million, respectively.

     As discussed in Note 1, the Company modified the terms of its existing Management Services Agreements. The Company recognized an impairment charge of $23 million in fiscal 2001 related to the modifications.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following:

                                                                    MARCH 31,
                                                               -----------------
                                                                2001       2000
                                                               ------     ------
                                                                 (IN THOUSANDS)
     Accounts payable trade ...............................    $  508     $1,111
     Amounts payable to Affiliated Practices ..............        --        332
     Accrued interest .....................................       344         73
     Other ................................................       107        186
                                                               ------     ------
        Total accounts payable and accrued liabilities ....    $  959     $1,702
                                                               ======     ======

7. DEFERRED REVENUE

     Deferred revenue consisted of the following:

                                                                  MARCH 31,
                                                              -----------------
                                                               2001       2000
                                                              ------     ------
                                                                (IN THOUSANDS)
     Deferred revenue, current ............................   $1,052     $  206
     Deferred revenue, noncurrent .........................      666         --
                                                              ------     ------
                                                              $1,718     $  206
                                                              ======     ======

     Deferred revenue results primarily from Affiliated Practices prepaying their future service fees with either cash payments or forgiveness of debt owed to them by the Company.

     During fiscal 2001 and 2000, the Company recorded deferred revenue from cash payments of $563,000 and $100,000 and from canceling debt of $1,500,000 and $59,000, respectively.

8. EXTRAORDINARY ITEM

     In January 2001, former Liberty stockholders forgave $70,000 previously due from the Liberty Merger Agreement (See Note 9).

     In December 1999, a former member of the Board of Directors forgave $350,000 previously due from the Company (See Note 15).

9. AFFILIATIONS

     On July 1, 1999, the Company executed a merger agreement with Omega Orthodontics, Inc. ("Omega"). In exchange for the approximately 5.0 million shares outstanding of Omega, the Company issued approximately 1.8 million shares of the Company's stock, and assumed approximately $1.1 million in debt. The merger was accounted for under the purchase method of accounting.

     The following unaudited pro forma summary of financial information presents the Company's combined results of operations as if the acquisition of Omega Orthodontics, Inc. had occurred at the beginning of the periods presented, after including the impact of certain adjustments including: (i) the elimination of nonrecurring merger related costs, and (ii) reduced amortization expense reflecting in value assigned to intangible assets, (in thousands, except per share data).

                                                          FISCAL YEARS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------
                                                        PRO FORMA     PRO FORMA
                                                        UNAUDITED     UNAUDITED
                                                         --------      --------
     Revenues ........................................   $ 59,063      $ 46,645
     Expenses ........................................     61,752        44,216
                                                         --------      --------
     Net income (loss) ...............................   $ (2,689)     $  2,429
                                                         ========      ========
     Net income (loss) per basic and diluted
      share before extraordinary item ................   $   (.26)     $   0.25
                                                         --------      --------
     Weighted average number of basic and diluted
      share outstanding ..............................     10,356         9,546
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

ACQUISITION OF LIBERTY DENTAL ALLIANCE

     On November 13, 1998 the Company and Liberty Dental Alliance, Inc. ("Liberty") entered into an Agreement and Plan of Merger (the "Liberty Merger Agreement"), pursuant to which Liberty became a wholly owned subsidiary of the Company, and James M. Powers, Jr., D.D.S. was named President of the Company. The Liberty Merger Agreement provided the Company pay Liberty common stockholders consideration for completed Liberty affiliations.

     In connection with the Liberty Merger Agreement, the Company has agreed to pay investment-banking fees of up to $100,000 to SunTrust Equitable Securities Corporation. This amount was paid in fiscal 2002. The Company issued an aggregate of 145,000 options to acquire the Company's common stock to certain consultants of the Company with an exercise price of $6.125 per share, in the same proportions and upon completion of Liberty Affiliations as the Additional Common Merger Consideration.

     As of March 31, 2000, the Company had completed all Liberty Affiliations with 17 dental practices of which all were completed during fiscal 1999. These dental practices generated aggregate annual patient revenue of approximately $13 million during their most recently completed fiscal year, and include dentists treating patients in 17 dental offices. The aggregate consideration paid by the Company for these practices consisted of approximately $5.6 million in cash, 1,295,268 shares of the Company's common stock and approximately $3.6 million aggregate principal amount of 6% Series A convertible subordinated notes, one-half payable November 2002 and one-half payable November 2003, and $160,000 aggregate principal amount of 6% of Series B convertible subordinated notes, one-half payable April 2003 and one-half payable April 2004.

     The consideration paid pursuant to the Liberty merger on the Liberty affiliations consisted of approximately $444,000 in cash, 423,356 shares of the Company's common stock, the assumption of approximately $350,000 in liabilities of Liberty and 92,550 options to purchase the Company's common stock.

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

                                                               2000       1999
                                                             -------    -------
     Property and equipment, net .........................   $   500    $ 1,955
     Management services agreements ......................     4,938     21,970
     Deferred tax asset ..................................     1,212         --
     Net liabilities acquired ............................    (2,340)        --
                                                             -------    -------
                                                               4,310     23,925
     Less: Common stock issued ...........................     3,838      8,496
     Less: Notes payable and convertible subordinated
      notes issued .......................................        --      5,103
                                                             -------    -------
     Cash purchase price .................................   $   472    $10,326
                                                             =======    =======

ASSET PURCHASE

     On October 13, 2000, the Company entered into an Asset Purchase Agreement with Dexpo.com, Inc. The consideration for the purchase of assets is 750,000 shares of the Company's common stock with an additional 500,000 shares to be held in escrow and paid contingent upon certain performance criteria of the Company's common stock.

10. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                MARCH 31,
                                                          ---------------------
                                                           2001          2000
                                                          -------       -------
                                                              (IN THOUSANDS)
     Credit facility .................................    $ 9,302       $10,100
     Convertible subordinated notes, Series A ........      1,812         3,546
     Convertible subordinated notes, Series B ........         --           288
     Shareholders' notes payable .....................        442           559
     Notes payable ...................................        376           828
                                                          -------       -------
                                                           11,932        15,321
     Less:  Current portion of long-term debt ........        471           492
                                                          -------       -------
     Long-term debt ..................................    $11,461       $14,829
                                                          =======       =======

     The credit facility provided the Company with a revolving line of credit of up to $15.0 million, to be used for general corporate purposes including financing of acquisitions, capital expenditures and working capital. The credit facility bears interest at an adjustable rate based on LIBOR. At March 31, 2001 and 2000 the interest rate on outstanding amounts was 10.94% and 10.68%, respectively. The credit facility is collateralized by liens on certain of the Company's assets, including its rights under the Management Services Agreements and accounts and notes receivable. The credit facility contains restrictions on the incurrence of additional indebtedness and payment of dividends on the Common Stock.

     At March 31, 2001, the Company was not in compliance with certain of the financial covenants of the line of credit. At March 31, 2001, $9.3 million was outstanding under the line of credit. In connection with the extension discussed below, the bank waived non-compliance of certain financial ratios at March 31, 2001.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company will issue 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

     Terms of the extension include monthly principal payments of $25,000 and modification of the financial covenants. The Company has prepared financial projections through the term of the extension and believes it will be in compliance with the financial covenants.

     As discussed above, the bank credit facility due date has been extended to July 2, 2002. Based upon its current strategy, the Company projects to have sufficient funds to meet its operating capital requirements through fiscal 2002, however, there would not be sufficient cash flow to fund the credit facility obligation due July 2, 2002. Management believes it will be able to replace the credit facility with other bank financing alternatives or refinancing of its current line of credit. There is no assurance that other financing will be available to refinance the current line of credit in sufficient amounts, if at all, and there can be no assurance that the related terms and conditions will be acceptable to the Company. Failure of the Company to obtain such alternative financing or refinancing of its current line of credit would have a material and adverse effect on the Company's financial position.

     The Convertible Subordinated Notes Series A Securities (Series A Securities) were issued in connection with the acquisition of certain Affiliated Practices. The Series A Securities bear interest at 6% and can be converted to Common Stock of the Company at conversion prices ranging from $6.75 to $7.00 per share. The conversion period began on November 1, 1999 and ends on November 1, 2003. The principal amount of the Series A Securities, if not converted, is payable one-half on November 1, 2002 and one-half on November 1, 2003.

     The Convertible Subordinated Notes Series B Securities (Series B Securities) were issued in connection with the acquisition of certain Affiliated Practices. The Series B Securities bear interest at 6% and can be converted to Common Stock of the Company at a conversion price of $6.75 per share. The conversion period began on April 1, 2000 and ends on April 1, 2004.

     During fiscal 2001, $1,734,000 of previously issued Series A Securities and $242,000 of the remaining Series B Securities, respectively, were returned by the holders to offset amounts owed to the Company and prepay future service fees. During fiscal 2000, $665,000 and $67,000 of previously issued Series A Securities and Series B Securities, respectively, were returned by the holders to offset amounts owed to the Company.

     In connection with the merger with Omega Orthodontics, Inc., (see Note 9), the Company assumed certain notes payable to Affiliated Practices. The notes were originally issued in connection with the affiliation agreements at the time the assets of the practices were acquired. At March 31, 2001 and 2000, the remaining principal on these notes was $331,000 and $828,000, respectively. During fiscal 2001, $355,000 of these notes were returned by the holders to offset amounts owed to the Company and prepay future service fees. The notes are due in monthly installments ranging from $1,213 to $4,860 through December 2003, and bear interest at 8.5%.

     In connection with the IPO; the Company issued $468,000 of notes payable to certain shareholders formerly owning preferred stock. The notes bear 6% interest and are payable on the earlier of March 30, 2003 or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO. During fiscal 2001, $17,500 of these notes payable were returned by the holders to offset amounts owned to the Company. During fiscal 2000, the Company made a payment of $9,000 to the shareholders.

     The Company entered into an agreement with an officer to purchase substantially all the assets and the operations of Pentegra, Ltd. and Napili, International for total consideration of $200,000, consisting of an aggregate of $100,000 in cash and a $100,000 principal amount 9.0% promissory note. During fiscal 2001, the $100,000 promissory note was transferred to deferred revenue for payment of future management service fees.

     In March 1999, the Company issued $537,000 of notes payable to owners of affiliated dental practices. These notes were paid in April 1999.

     The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to March 31, 2001 were as follows (in thousands):

     2002 ......................................................    $   471
     2003 ......................................................     10,057
     2004 ......................................................      1,358
     2005 ......................................................         23
     2006 ......................................................         23
                                                                    -------
                                                                    $11,932
                                                                    =======

11. CAPITALIZATION

PREFERRED STOCK

     The Company has the authority to issue ten million shares of preferred stock, par value $.001 per share. At March 31, 2001 and 2000 no shares of preferred stock were issued or outstanding.

COMMON STOCK

     As of March 31, 2001, the Company is authorized to issue forty million shares of common stock.

     The Company has acquired treasury stock from certain Affiliated Practices for the payment of receivables and purchase of property and equipment.


12. INCOME TAXES

     Significant components of the Company's deferred tax assets (liabilities) were as follows (in thousands):

                                                                 MARCH 31
                                                           --------------------
                                                            2001          2000
                                                           -------      -------
     Deferred tax assets:
       Reserves for uncollectible accounts ..............  $ 1,215      $ 1,931
       Net operating loss carryforward ..................    8,665        2,472
       Organizational costs .............................      241          352
       Property and equipment ...........................       56           --
       Other ............................................        7           26
                                                           -------      -------
            Total deferred tax assets ...................   10,184        4,781

     Deferred tax liabilities:
       Excess book basis over tax basis of accrued
         revenues and expenses ..........................     (591)      (1,183)
       Property and equipment ...........................       --         (204)
       Management services agreement ....................       --         (155)
                                                           -------      -------
            Total deferred tax liabilities ..............     (591)      (1,542)

     Net deferred tax asset .............................    9,593        3,239
       Less valuation allowance .........................   (9,593)      (3,239)
                                                           -------      -------
       Net deferred tax asset ...........................  $    --      $    --
                                                           -------      -------
       Less current portion .............................       --           --
                                                           -------      -------
       Noncurrent assets ................................  $    --      $    --
                                                           =======      =======

     Significant components of the provision for income taxes were as follows:

                                              YEAR ENDED  YEAR ENDED  YEAR ENDED
                                               MARCH 31,   MARCH 31,   MARCH 31,
                                                 2001        2000        1999
                                                ------      ------      ------
     Current tax expense (benefit):
       Federal ...............................  $   --      $   52      $   --
       State .................................      --          --          --
                                                ------      ------      ------
            Total current ....................      --          52          --
     Deferred tax expense (benefit):
       Federal ...............................      --       1,984        (462)
       State .................................      --         177         (63)
                                                ------      ------      ------
            Total deferred ...................      --       2,161        (525)
                                                ------      ------      ------
     Expense (benefit) for income taxes ......  $   --      $2,213      $ (525)
                                                ======      ======      ======

     The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (in thousands):

                                              YEAR ENDED  YEAR ENDED  YEAR ENDED
                                               MARCH 31,   MARCH 31,   MARCH 31,
                                                 2001        2000        1999
                                                -------    -------    -------
                                                        (IN THOUSANDS)
     Tax (benefit) at U.S. Statutory
      rate (34%)..............................  $(8,472)   $(1,070)    $   584
     State income taxes (benefit), net of
      federal tax ............................   (1,012)      (106)         82
     Nondeductible expenses and other ........    3,130        150         118
     Change in valuation allowance ...........    6,354      3,239      (1,309)
                                                -------    -------     -------
            Total tax expense (benefit) ......  $    --    $ 2,213     $  (525)
                                                =======    =======     =======

     At March 31, 2001, the Company had net operating loss carry-forwards available to reduce future taxable income of approximately $22.8 million, expiring beginning in 2018. The Company recorded a valuation allowance for its entire deferred tax asset because it concluded it is not likely it would be able to recognize the tax assets due to the lack of operating history of its implementation of the eBusiness plan. In addition, approximately $0.2 million of the valuation allowance will be allocated to shareholder equity when that portion of the deferred tax asset is recognized in the future. The Company also has $6.1 million of available deductions related to the increase in tax basis of the assets acquired in the Affiliations. The tax benefits will be recognized over a period of seven to fifteen years.

13. STOCK OPTION PLANS

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

     There were 1,643,173 and 1,147,327 options granted under the Plan, at March 31, 2001 and 2000, respectively. The Compensation Committee administers the Plan. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a one to five year period.

     Following is a summary of the status of the Company's stock options as of March 31, 2001 and for the three years then ended:

                                                         NUMBER OF      WEIGHTED
                                                         SHARES OF       AVERAGE
                                                         UNDERLYING     EXERCISE
                                                          OPTIONS        PRICES
                                                          -------        ------

     Outstanding at April 1, 1998 .....................     671,666       $8.50
                                                         ----------       -----
     Exercisable at April 1, 1998 .....................          --          --
                                                         ----------       -----
     Granted ..........................................     358,000        4.94
     Exercised ........................................          --          --
     Forfeited ........................................    (433,000)       8.46
     Expired ..........................................          --          --
                                                         ----------       -----
     Outstanding at March 31, 1999 ....................     596,666        6.40
                                                         ----------       -----
     Exercisable at March 31, 1999 ....................     136,333        6.69
                                                         ----------       -----
     Granted ..........................................     608,994        3.17
     Exercised ........................................          --          --
     Forfeited ........................................     (58,333)       7.06
     Expired ..........................................          --          --
                                                         ----------       -----
     Outstanding at March 31, 2000 ....................   1,147,327        4.74
                                                         ----------       -----
     Exercisable at March 31, 2000 ....................     267,263        6.41
                                                         ----------       -----
     Granted ..........................................     804,901        0.68
     Exercised ........................................          --
     Forfeited ........................................    (309,055)       5.76
     Expired ..........................................          --
                                                         ----------       -----
     Outstanding at March 31, 2001 ....................   1,643,173        2.50
                                                         ----------       -----
     Exercisable at March 31, 2001 ....................     488,749        4.08
                                                         ----------       -----
     Weighted average fair value of options granted
     during the period:
        Fiscal 1999 ...................................                   $2.77
        Fiscal 2000 ...................................                   $1.00
        Fiscal 2001 ...................................                   $0.26

     The fair value of each stock option granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model for the three years ended March 31, 2001 with the following weighted-average assumptions: dividend yield of 0% for each year; expected volatility of 61.4% for the year ended March 31, 1999, 67% for the year ended March 31, 2000 and 65% for the year ended March 31, 2001; risk-free interest rates are 5.7% for the year ended March 31, 1999, 6.2% for the year ended March 31, 2000 and 4.93%-6.29% for the year ended March 31, 2001; the expected average lives of the options range from seven to ten years.

     The following table summarizes information about stock options outstanding at March 31, 2001:

                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                        -------------------------------------------   ---------------------------
                                                      WEIGHTED
                                     WEIGHTED     AVERAGE REMAINING
                        NUMBER OF     AVERAGE      CONTRACTUAL LIFE   NUMBER OF  WEIGHTED AVERAGE
                         SHARES    EXERCISE PRICE      (YEARS)         SHARES     EXERCISE PRICE
                         ------    --------------      -------         ------     --------------
                                               (SHARE DATA IN THOUSANDS)
     $0.01     $0.99     616,436        0.50             9.45           61,124         0.50
     $1.00     $1.99     210,000        1.27             9.15           50,000         1.56
     $2.00     $2.99     445,000        2.21             8.29          165,000         2.34
     $3.00     $8.50     371,737        6.83             7.31          212,625         7.00
                       ---------                                     ---------
                       1,643,173                                       488,749
                       =========                                     =========

     Had the compensation cost for the company's stock based compensation plans been determined using the fair value rather than the intrinsic value of the options, the Company's net income (loss) and diluted net income (loss) per share for 2001, 2000 and 1999 would approximate $(24.9) million or $(2.37), $(5.4)
million or $(0.52) and $1.9 million, or $0.25 per share, respectively. The effects of applying fair value accounting in this pro forma disclosure are not indicative of future amounts.

WARRANTS

     Omega Orthodontics, Inc. (See Note 9) had warrants outstanding to purchase 2,430,000 shares of Omega common stock. As a result of the merger with the Company on July 1, 2000, these warrants now constitute warrants to acquire, on the same terms and conditions as were applicable under the original Omega warrants, 865,343 shares of the Company's common stock exercisable at prices ranging from $18.53 to $27.80 per share.

14. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases a portion of its property and equipment under the terms of capital and operating leases. The capital leases bear interest at varying rates ranging from 8.9% to 12.6% and require monthly payments.

     Assets recorded under capital leases, at March 31, 2001, consisted of the following (in thousands):

     Cost ...........................................................   $1,190
     Less accumulated amortization ..................................      330
                                                                        ------
     Total ..........................................................   $  860
                                                                        ======

     Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of one or more years consisted of the following at March 31, 2001 (in thousands):

                                                            CAPITAL   OPERATING
                                                            -------   ---------
     2002 ................................................  $  437      $  378
     2003 ................................................     336         282
     2004 ................................................     277         167
     2005 ................................................     115           3
     2006 ................................................      --          --
     Thereafter ..........................................      --          --
                                                            ------      ------
     Total minimum obligations ...........................  $1,165      $  830
                                                                        ======

        Less amount representing interest ................     177
                                                            ------
     Present value of minimum obligations ................     988
        Less current portion .............................     345
                                                            ------
     Long-term obligation at March 31, 2001 ..............  $  643
                                                            ======

     The Company incurred rent expense of $253,000, $264,000 and $214,000 in fiscal 2001, 2000 and 1999, respectively.

LITIGATION

     The Company has pending lawsuits against five Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Three Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail both in the recovery of damages from the Affiliated Practices as well as a defense to the alleged counter-claims.

     The Company is also the defendant in a recently filed lawsuit in which the plaintiff claims breach of the premises lease associated with an Affiliated Practice. The Company as a defendant tenant is seeking indemnity from the

Affiliated Practice and believes that it will recover any damages suffered from the responsible Affiliated Practice.

15. RELATED PARTY TRANSACTIONS

     An employment bonus of $1,250,000 to a member of the Board of Directors and Chief Dental Officer of the Company was recorded prior to fiscal 1999. During fiscal 2001, 2000 and 1999, $152,000, $190,000 and $310,000 was paid respectively to this board member. In December 1999, the officer forgave $350,000 due him by the Company. The net extraordinary gain to the Company after a tax effect was $350,000. Pursuant to the terms of the Company's employment agreement with the Chief Dental Officer as amended, the remaining employment bonus must be paid in full by July 31, 2001. At March 31, 2001, $248,000 remained outstanding.

     During the year ended March 31, 2001, the Company made a severance payment of $64,000 to the former Chief Financial Officer. During the year ended March 31, 2000, the Company made a severance payment of $30,000 to the former Chief Operating Officer. The Company also agreed to pay the former Chief Operating Officer $72,000 under the terms of the separation. During the year ended March 31, 1999, the Company made a severance payment of $350,000 to the former Chief Executive Officer.

     During fiscal 2001, the Company recognized $10,000 of legal expense to a law firm of which a member of the Company's Board of Directors is a partner.

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

16. CREDIT RISK

     The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, receivables from Affiliated Practices, and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings, and revolving line of credit and notes receivables from Affiliated Practices as of March 31, 2001 and 2000, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

RECEIVABLES AND NOTES RECEIVABLES FROM AFFILIATED PRACTICES

     Receivables from Affiliated Practices represents payment for services rendered by the Company for the Affiliated Practices. The Company does not perform periodic credit reports or provide collateral related to the receivables from Affiliated Practices.

     As of March 31, 2001 and 2000, the Company had on allowance for doubtful accounts of $3.3 million and $5.0 million respectively, for its accounts and notes receivables from Affiliated Practices. In the years ended March 31, 2001 and 2000, the Company recorded a $1.7 million and $4.5 million charge in bad debt expense resulting from its inability to collect receivables from Affiliated Practices after exhausting various payment plans with the Affiliated Practices and settlement of litigation with certain practices. Although management believes the remaining receivables are collectable at March 31, 2001, it is reasonably possible that what the Company will collect may materially differ.

     During the years ended March 31, 2001 and 2000, the Company converted approximately $1.9 million and $971,000 in receivables from Affiliated Practices into interest bearing notes receivables.

17. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                            MARCH 31,    MARCH 31,    MARCH 31,
                                                                              2001         2000         1999
                                                                             ------       ------       ------
                                                                                      (IN THOUSANDS)
Cash paid during the period for:
  Interest ...............................................................   $1,088       $1,571       $   55
  Income taxes ...........................................................       --           --           85
Supplemental disclosure of non-cash investing and
 financing activities:
  Issuance of common stock in connection with acquisitions ...............      308        3,838        8,496
  Issuance of convertible subordinated notes in connection
    with practice affiliations ...........................................       --           --        4,566
  Issuance of notes payable in connection with practice
    affiliations .........................................................       --           --          537
  Convertible subordinated notes offset against receivables
    from Affiliated Practices ............................................      808          732           --
  Conversion of receivables from Affiliated Practices to notes
    receivables ..........................................................    1,911          971           --
  Capital leases incurred for equipment ..................................       22        1,448           --
  Treasury stock acquired for payment of receivable from Affiliated
    Practices and purchase of property and equipment .....................    1,052          473           --
  Notes payable offset against future management service fees ............    1,500           --           --

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary quarterly results of operations for the Company for the years ended March 31, 2001 and 2000:

                                                            FIRST        SECOND        THIRD        FOURTH
2001                                                       QUARTER       QUARTER       QUARTER      QUARTER
----                                                       --------      --------      --------     -------
Net revenue .........................................      $  6,357      $  2,210      $  1,966    $  1,925
Operating expenses ..................................        11,539        21,972         1,479       1,856
Earnings (loss) from operations .....................        (5,182)      (19,762)          487          69
Earnings (loss) before income taxes .................        (5,508)      (19,973)          266         228
Income taxes ........................................            --            --            --          --
Extraordinary items, net ............................            --            --            --          70
Net (loss) earnings .................................      $ (5,508)     $(19,973)     $    266    $    298
Net earnings (loss) per share:(1)
  Earnings (loss) before extraordinary item .........      $   (.54)     $  (2.00)     $    .03    $    .02
  Extraordinary item ................................            --            --            --         .01
  Net earnings (loss) ...............................      $   (.54)     $  (2.00)     $    .03    $    .03
Weighted average common shares outstanding:
  Basic and diluted .................................        10,175         9,969        10,463      10,630


                                                            FIRST        SECOND        THIRD        FOURTH
2000                                                       QUARTER       QUARTER       QUARTER      QUARTER
----                                                       --------      --------      --------     -------
Net revenue .........................................      $ 12,449      $ 15,609      $ 14,967    $ 13,963
Operating expenses ..................................        11,544        14,920        14,761      18,251
Earnings (loss) from operations .....................           905           689           206      (4,288)
Earnings (loss) before income taxes .................           698           525             8      (4,728)
Income taxes ........................................           279           250            49       1,635
Extraordinary items, net ............................                                       217         133
Net (loss) earnings .................................      $    419      $    275      $    176    $ (6,230)
Net earnings (loss) per share:(1)
  Basic and diluted earnings per share
    Earnings (loss) before extraordinary item........      $    .05      $    .03      $     --    $   (.60)
    Extraordinary item ..............................            --            --           .02         .01
    Net earnings (loss) .............................      $    .05      $    .03      $    .02    $  (0.58)
Weighted average common share outstanding:
  Basic and diluted .................................         9,103        10,844        10,802      10,675

----------
(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share dues not equal the total computed for the year due to stock transactions that occurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the captions "Election of Directors" and "Section 16 Reports" will be set forth in the Company's definitive Proxy Statement (the "2001 Proxy Statement") for its 2001 annual meeting of stockholders, which sections are incorporated herein by reference.

     Pursuant to Item 401 (b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the section entitled "Executive Compensation" in the 2001 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED THIRD PARTY TRANSACTIONS

     The information required by this item will be set forth in the section entitled "Certain Transactions" in the 2001 Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

          Report of Independent Accountants

          Consolidated Balance Sheets as of March 31, 2001 and 2000

          Consolidated Statements of Operations for the Years Ended March 31, 2001, 2000 and 1999.

          Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended March 31, 2001, 2000 and 1999.

          Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999.

          Notes to the Consolidated Financial Statements

     (a)(2) FINANCIAL STATEMENT SCHEDULES

          Report of Independent Accountants

          The following financial statement schedule is filed as a part of this Report under Schedule II on page 48. Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2001. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

     (a)(3) EXHIBITS

 EXHIBIT
 NUMBER                             DESCRIPTION OF EXHIBITS
 ------                             -----------------------

  3.1(1)    Restated Certificate of Incorporation of Pentegra Dental Group, Inc.
  3.2(1)    Bylaws of Pentegra Dental Group, Inc.
  3.3       Restated Certificate of Incorporation of Pentegra Dental Group, Inc.
  3.4       Amendment of Bylaws of Pentegra Dental Group, Inc.
  4.1(1)    Form of certificate evidencing ownership of Common Stock of Pentegra
            Dental Group, Inc.
  4.2(1)    Form of Registration Rights Agreement for Owners of Founding
            Affiliated Practices
  4.3(1)    Registration Rights Agreement dated September 30, 1997 between
            Pentegra Dental Group, Inc. and the stockholders named therein
  4.4(2)    Form of Stockholders' Agreement for Owners of Affiliated Practices
  4.5(3)    Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust
            Company of Texas, N.A., as Trustee relating to the Convertible Debt
            Securities
  4.6       Form of certificate evidencing ownership of Common Stock of
            e-dentist.com, Inc.
+10.1(1)    Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
+10.2(1)    Form of Service Agreement
 10.3(4)    Credit Agreement dated June 1, 1998 between Bank One, Texas, N.A.
            and Pentegra Dental Group, Inc.
 10.4(5)    Modification to Credit Agreement between Pentegra Dental Group, Inc.
            and Bank One, Texas, N.A. dated September 9, 1998
 10.5(5)    Agreement and Plan of Merger among Pentegra Dental Group, Inc.,
            Liberty Dental Alliance, Inc., Liberty Acquisition Corporation,
            James M. Powers, Jr., Sylvia H. McAlister and William Kelly dated as of November 13, 1998
 10.6(2)    First Amendment to Credit Agreement by and among Pentegra Dental
            Group, Inc. and Bank One, Texas, N.A. dated as of February 9, 1999
 10.7(2)    First Amendment to the Agreement and Plan of Merger by and among
            Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc., Liberty
            Acquisition Corporation, James M. Powers, Jr., Sylvia H. McAlister
            and William Kelly dated as of January 29, 1999
 10.8(6)    Third Amendment to Credit Agreement
+10.9       Employment Agreement dated November 12, 2000 between e-dentist.com and James M. Powers, Jr.
+10.10      Employment Agreement dated February 15, 2001 between e-dentist.com and Charles Sanders
+10.11      Employment Agreement dated February 15, 2001 between e-dentist.com and James Dunn, Jr.
+10.12      Employment Agreement dated July 16, 2000 between e-dentist.com and
            Glenn J. Bonagura
 10.13      Asset Purchase Agreement by and among e-dentist.com, Inc. and
            Dexpo.com, Inc.
 10.14      Fourth Amendment of Credit Agreement
 12         Ratio of Earnings to Fixed Changes
 21.1       Subsidiaries of the Registrant
 23.1       Consent of PricewaterhouseCoopers LLP

----------
(1) Previously filed as an exhibit to e-dentist.com's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to e-dentist.com's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
(3) Previously filed as an exhibit to e-dentist.com's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
(4) Previously filed as an exhibit to e-dentist.com's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(5) Previously filed as an exhibit to e-dentist.com's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(6) Previously filed as an exhibit to e-dentist.com's Annual Report on Form 10-K for the year ended March 31, 2000.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

     (b) NO CURRENT REPORTS ON FORM 8-K WERE FILED DURING THE FOURTH QUARTER
2001.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of e-dentist.com Inc. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated June 22, 2001 except for Note 1 and Note 10 as to which the date is June 29, 2001 appearing in the 2001Annual Report to Shareholders of e-dentist.com, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
June 22, 2001

                               E-DENTIST.COM, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

                                                                    ADDITIONS
                                                             -----------------------
                                            BALANCE AT THE   CHARGED TO   CHARGED TO    WRITE-OFFS   BALANCE AT
FISCAL                                       BEGINNING OF     BAD DEBT      OTHER       CHARGED TO     END OF
 YEAR               DESCRIPTION                 PERIOD        EXPENSE      ACCOUNTS     ALLOWANCE      PERIOD
 ----               -----------                 ------        -------      --------     ---------      ------
2001     Receivables from Affiliated
          Practices-allowance for doubtful
          accounts.........................    $ 3,269        $ 1,172       $  --         $ 3,294      $ 1,147

2000     Receivables from Affiliated
          Practices-allowance for doubtful
          accounts.........................    $   125        $ 3,244       $  --         $   100        3,269

1999     Receivables from Affiliated
          Practices-allowance for doubtful
          accounts.........................    $    --        $   125       $  --         $    --          125

2001     Notes receivable-allowance for
          doubtful accounts................    $ 1,714        $   533       $  --         $   158        2,089

2000     Notes receivable-allowance for
          doubtful accounts................    $    --        $ 1,261       $ 453(a)      $    --        1,714

1999     Notes receivable-allowance for
          doubtful accounts...............     $    --        $    --       $  --         $    --           --

(a) Relates to the allowance for doubtful accounts that was recorded as for the Omega acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Phoenix, State of Arizona, on July 5, 2001.

                                       e-dentist.com, Inc.


                                       By: /s/ James M. Powers, Jr., D.D.S.
                                           -------------------------------------
                                           James M. Powers, Jr., D.D.S.
                                           Chairman of the Board, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

NAME                                   CAPACITY                        DATE
----                                   --------                        ----

/s/ James M. Powers, Jr., D.D.S.    Chairman of the Board,          July 5, 2001
--------------------------------    President and Chief
James M. Powers, Jr., D.D.S.        Executive Officer (Principal
                                    Executive Officer)


/s/ James H. Collins                Director                        July 5, 2001
--------------------------------
James H. Collins


/s/ David A. Little, D.D.S.         Director                        July 5, 2001
--------------------------------
David A. Little, D.D.S.


/s/ Daniel T. Robinson, Jr.         Director                        July 5, 2001
--------------------------------
Daniel T. Robinson, Jr.


/s/ George  M. Siegel               Director                        July 5, 2001
--------------------------------
George M. Siegel