Form 10-Q
period 2001-06-30
EDT LEARNING INC
filed 2001-08-14
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2001 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _________ to _________

                         Commission File Number 1-13725

                                   ----------

                               EDT Learning, Inc.
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

                                   ----------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT, PAR VALUE $.001 PER SHARE, OUTSTANDING AT AUGUST 6, 2001, WAS 10,542,034.

================================================================================

                             FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

PART I--FINANCIAL INFORMATION                                               PAGE
                                                                            ----

Item 1--Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheets as of June 30, 2001 and
        March 31, 2001....................................................     3

        Consolidated Statements of Operations for the Three
        Months Ended June 30, 2001 and June 30, 2000......................     4

        Consolidated Statement of Changes in Shareholders'
        Deficit as of June 30, 2001.......................................     5

        Consolidated Statements of Cash Flows for the Three
        Months Ended June 30, 2001 and June 30, 2000......................     6

        Notes to Consolidated Financial Statements........................     7

Item 2--Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................    10


PART II--OTHER INFORMATION

Item 1--Legal proceedings.................................................    13

Item 2--Change in securities and use of proceeds..........................    13

Item 3--Defaults of senior securities.....................................    13
Item 4--Submission of matters to a vote of security holders...............    13

Item 5--Other information.................................................    13

Item 6--Exhibits and Reports on Form 8-K..................................    13

        Signature.........................................................    14

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  JUNE 30,      MARCH 31,
                                                                    2001          2001
                                                                  --------      --------
                                                                 (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ................................     $    948      $  1,051
   Receivables from affiliated practices, net of allowance
     for doubtful accounts of $1,014 and $1,147, respectively          302           195
   Prepaid and other current assets .........................          179           128
   Notes receivable from Affiliated Practices--current, net..          313           261
                                                                  --------      --------
     Total current assets ...................................        1,742         1,635

Property and equipment, net .................................        3,001         3,279
Intangible assets, net ......................................        2,798         3,107
Notes receivable from Affiliated Practices, net .............          961         1,059
Other assets ................................................          174           111
                                                                  --------      --------
     Total assets ...........................................     $  8,676      $  9,191
                                                                  ========      ========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current portion of long term debt ........................     $    534      $    471
   Accounts payable and accrued liabilities .................          810           959
   Current portion of deferred revenue ......................          860         1,052
   Accrued employment agreement .............................          248           248
   Current portion of capital lease liabilities .............          355           345
                                                                  --------      --------
     Total current liabilities ..............................        2,807         3,075

Long term debt, less current maturities .....................       11,301        11,461
Capital lease liabilities ...................................          543           643
Deferred revenue ............................................          464           666

Commitments and contingencies

SHAREHOLDERS' DEFICIT
   Common stock, $.001 par value 40,000,000 shares
     authorized, 11,721,664 issued ..........................           12            12
   Additional paid-in capital ...............................       25,841        25,809
   Accumulated deficit ......................................      (31,166)      (31,349)
   Less: 1,149,116 treasury shares at cost ..................       (1,126)       (1,126)
                                                                  --------      --------
     Total shareholders' deficit ............................       (6,439)       (6,654)
                                                                  --------      --------
     Total liabilities and shareholders' deficit ............     $  8,676      $  9,191
                                                                  ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       EDT LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                    ----------------------
                                                                      2001          2000
                                                                    --------      --------
Revenues
   Learning ...................................................     $    159      $     --
   Dental contracts ...........................................        1,768         2,218
                                                                    --------      --------
       Total revenues .........................................        1,927         2,218

 Operating expenses
   Research and development ...................................          227            --
   Sales and marketing ........................................          203            --
   General and administrative .................................          663         1,818
   Depreciation and amortization ..............................          532         5,582
                                                                    --------      --------
       Total operating expenses ...............................        1,625         7,400

Earnings (loss) from operations ...............................          302        (5,182)

   Interest expense ...........................................          288           389
   Interest income ............................................          (76)          (54)
   Other income ...............................................          (93)           (9)
                                                                    --------      --------
   Income (loss) before income taxes ..........................          183        (5,508)
       Income taxes ...........................................           --            --
                                                                    --------      --------
Net income (loss) .............................................     $    183      $ (5,508)
                                                                    ========      ========

Basic and diluted earnings (loss) per share ...................     $    .02      $  (0.54)
                                                                    ========      ========

Weighted average number of share outstanding--basic and diluted       10,573        10,175
                                                                    ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       EDT LEARNING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                             ADDITIONAL                                TOTAL
                              COMMON STOCK     PAID-IN    ACCUMULATED   TREASURY   SHAREHOLDERS'
                            SHARES    AMOUNT   CAPITAL      DEFICIT       STOCK      DEFICIT
                            ------    ------   -------      -------       -----      -------
Balances, April 1, 2001     11,722     $12     $25,809     $(31,349)     $(1,126)     $(6,654)

Issuance of warrants ..         --      --          32           --           --           32
Net income ............         --      --          --          183           --          183
                            ------     ---     -------     --------      -------      -------

Balances, June 30, 2001     11,722     $12     $25,841     $(31,366)     $(1,126)     $(6,439)
                            ======     ===     =======     ========      =======      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       EDT LEARNING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     THREE MONTHS
                                                                    ENDED JUNE 30,
                                                                  ------------------
                                                                    2001        2000
                                                                  -------      -----
Net cash used in operating activities .......................     $   (15)     $(211)

Cash flows from investing activities:
   Repayment of notes receivable ............................          76         16
   Proceeds from property and equipment .....................          31         --
   Issuance of notes receivable .............................          --        (12)
   Capital expenditures .....................................          (8)       (44)
                                                                  -------      -----
     Net cash provided by (used in) investing activities ....          99        (40)
                                                                  -------      -----
Cash flows from financing activities:
   Repayment of long-term debt and capital leases liabilities        (187)      (133)
                                                                  -------      -----
     Net cash used in financing activities ..................        (187)      (133)
                                                                  -------      -----

Net change in cash and cash equivalents .....................        (103)      (384)
Cash and cash equivalents, beginning of period ..............       1,051        553
                                                                  -------      -----

Cash and cash equivalents, end of period ....................     $   948      $ 169
                                                                  =======      =====
Supplemental disclosures of cash flow information:
Convertible subordinated notes offset against receivables
  from Affiliated Practices .................................          --      $ 540
Conversion of receivables from Affiliated Practices to
  notes receivables .........................................          --      $ 999
Treasury stock acquired for payment of receivable from
  Affiliated Practices and purchase of property and equipment          --      $ 772
Notes payable offset against future membership fees .........          --      $ 214

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               EDT LEARNING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     EDT Learning, Inc., formerly e-dentist.com, Inc. (the "Company") provides a comprehensive array of e-Learning content, handling and delivery services that are customized to each client. The Company also provides practice management services to dental practices throughout the United States.

     The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended June 30, 2001 and 2000.

     Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the year ended March 31, 2001, as filed with the SEC.

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

     A name change of the Company to "EDT Learning, Inc." was approved by the Board of Directors in June 2001 and was approved by the shareholders at the August 2, 2001 Annual Shareholders Meeting. The name change was done to more accurately reflect the Company's current business model and expansion of its business offering which focuses on providing e-Learning tools and systems to corporate clients inside and outside the dental industry.

     During fiscal 2001, the Company incurred a net loss of $24.9 million and had an accumulated deficit of $31.3 million at March 31, 2001. In addition, the Company had cash flow from operations of $1.4 million during the year ending March 31, 2001. During the quarter ended June 30, 2001, the Company had a net income of $183,000 and has an accumulated deficit of $31.2 million at June 30, 2001. In addition, the Company used cash flow from operations of $15,000 during the quarter ended June 30, 2001.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company will issue 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. The warrants were valued at $32,000. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

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

     Outstanding options to purchase approximately 1,684,563 and 1,219,273 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three months ended June 30, 2001 and 2000, respectively, because their effect would have been antidilutive.

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

NEW PRONOUNCEMENTS

     On June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations initiated after June 30, 2001, Management will consider the impact of this statement for future combinations.

     On June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company has $205,000 of goodwill included in its balance sheet at June 30, 2001. Goodwill amortization for the three months ended June 30, 2001 was $23,000 and is currently expected to approximate $92,000 for the year ended March 31, 2002 before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting. The statement does not result in the elimination of amortization of the Company's service agreements because under the scope of the statement only goodwill resulting from acquisitions under the purchase method of accounting, and not other identifiable intangible assets, is subject to being no longer amortized.

3.   SEGMENT INFORMATION

     During the period ended June 30, 2001, the Company had two reportable segments, learning and dental practice management. The learning segment included revenues and operating expenses related to the development and sale of the Company's learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses.

     There are no intersegment revenues. The Company does not review assets by operating segment.

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                          ---------------------
                                                            2001          2000
                                                          -------       -------
Revenues
   Learning ........................................      $   159       $    --
   Dental practice management ......................        1,768         2,218
                                                          -------       -------
       Total revenues ..............................        1,927         2,218
                                                          -------       -------
 Operating expenses
   Learning ........................................          430            --
   Dental practice management ......................        1,195         7,400
                                                          -------       -------
       Total operating expenses ....................        1,625         7,400
                                                          -------       -------
Earnings (loss) from operations
   Learning ........................................         (271)           --
   Dental practice management ......................          573        (5,182)
                                                          -------       -------
       Total earnings (loss) for operating .........          302        (5,182)
                                                          -------       -------
 Non operating expenses
   Learning ........................................           --            --
   Dental practice management ......................          119           326
                                                          -------       -------
       Total non-operating expenses ................          119           326
                                                          -------       -------
 Income (loss) before income taxes
   Learning ........................................         (271)           --
   Dental practice management ......................          454        (5,508)
                                                          -------       -------
       Total income (loss) before income taxes .....      $   183       $(5,508)
                                                          =======       =======

4.   COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Company has pending lawsuits against five Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Three Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail in defense to the alleged counterclaims.

     The Company is also the defendant in a recently filed lawsuit in which the plaintiff claims breach of the premises lease associated with an Affiliated Practice. The Company as a defendant tenant is seeking indemnity from the Affiliated Practice and believes that it will recover any damages suffered from the responsible Affiliated Practice.

ACCRUED EMPLOYMENT AGREEMENT

     The accrued employment is payable to the former Chief Dental Officer of the Company. Pursuant to the terms of the agreement, as amended, the remaining balance of $248,000 is payable on July 31, 2001. Payment of the remaining balance is in dispute.

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

OVERVIEW

     As an extension of its educational and training background, the Company has broadened its reach to focus on the larger growing e-Learning and corporate training market. With the launch of the Company's state of the art learning management system and its e-Learning engine, the Company now provides a comprehensive array of e-Learning content, hosting and delivery services to corporations, inside and outside the dental and healthcare industries. The Company's synchronous and asynchronous content delivery solutions provide an array of e-Learning products that are customized to each corporate client. The Company is positioning itself in the corporate training sector of the e-Learning marketplace leveraging its existing infrastructure and using scale provided by an integrated product.

     The Company continues to provide services to its Affiliated Practices in accordance with the modified Service Agreements and derive revenues. The actual terms of the various Service Agreements vary slightly on a case-by-case basis, depending on negotiations with the individual Affiliated Practices. Those Modified Agreements require in general that the Company provide: access to online practice enhancement services; access to online tools and payroll services; access to certain on-site consulting and seminar programs; and the use of the tangible assets owned by the Company located at each affiliated dental practice location. The service fees payable under the modified Service Agreements are guaranteed by the owner-dentists.

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

     A name change of the Company to "EDT Learning, Inc." was approved by the Board of Directors in June 2001 and was approved by the shareholders at the August 2, 2001 Annual Shareholders Meeting. The name change was done to more accurately reflect the Company's current business model and expansion of its business offering which focuses on providing e-Learning tools and systems to corporate clients inside and outside the dental industry.

     During fiscal 2001, the Company incurred a net loss of $24.9 million and had an accumulated deficit of $31.3 million at March 31, 2001. In addition, the Company had cash flow from operations of $1.4 million during the year ending March 31, 2001. During the quarter ended June 30, 2001, the Company had a net income of $183,000 and has an accumulated deficit of $31.2 million at June 30, 2001. In addition, the Company used cash flow from operations of $15,000 during the quarter ended June 30, 2001.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company will issue 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. The warrants were valued at $32,000. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

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

REVENUES

     Total revenues generated for the three months ended June 30, 2001 and 2000 were $1.9 million and $2.2 million, respectively, a decrease of $291,000. The Company recognized $159,000 in learning revenues in the three months ended June 30, 2001. The were no learning revenues in the three months ended June 30, 2000. Revenue from dental contacts decreased by $450,000 during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in dental contract revenue is due to the modification and termination of certain dental contracts.

OPERATING EXPENSES

     The Company incurred operating expenses of $1.6 million and $7.4 million for the three months ended June 30, 2001 and 2000, respectively. Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses.

     Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses were $227,000 for the three months ended June 30, 2001. There were no research and development expenses during the three months ended June 30, 2000.

     Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $203,000 for the three months ended June 30, 2001. There were no sales and marketing expenses during the three months ended June 30, 2000.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expenses, professional services, travel (primarily related to practice development), office costs and other general corporate expenses. For the three months ended June 30, 2001 and 2000, general and administrative expenses were $663,000 and $1.8 million, respectively a decrease of $1.2 million. General and administrative expenses decreased primarily due to decreases in professional services of $394,000; salaries and wages of $339,000; bad debt expenses of $238,000, and travel of $51,000 for the quarter ended June 30, 2001 from the same quarter in 2000.

INCOME TAX EXPENSE

     The Company recorded no tax expense during the three months ended June 30, 2001 due to the expected utilization of the Company's net operating loss carry-forwards. At June 30, 2001, the Company has a net deferred tax asset of $9.5 million with a corresponding valuation allowance. The Company also has $6.1 million of available deductions related to the increase in tax basis of the assets acquired in the dental practice affiliations.

     For the three months ended June 30, 2000, the Company recorded a valuation allowance for its entire deferred tax asset of $1.6 million because it concluded it is not likely it would be able to recognize the tax asset due to the lack of operating history of its implementation of its learning business plan, modification of its management service agreements and maturity of its line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001 the Company had a working capital deficit of $1.1 million. Current assets included $948,000 in cash and $615,000 in accounts and notes receivable. Current liabilities consisted of $889,000 of current maturities of long-term debt and capital leases. $860,000 of deferred revenue and $810,000 in accounts payable and accrued liabilities.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company will issue 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. The warrants were valued at $32,000. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

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

     Cash generated from investing activities for the three months ended June 30, 2001 and 2000 resulted from the collection of notes receivable of $76,000 and $16,000, respectively. The Company also received $31,000 from the disposition of property and equipment for the three months ended June 30, 2001. Cash used in investing activities was $8,000 and $44,000 for the purchases of capital equipment for the three months ended June 30, 2001 and 2000, respectively. Uses of cash also include the issuance of notes receivable to affiliated practices of $12,000 in the three months ended June 30, 2000.

     Cash used in financing activities for the three months ended June 30, 2001 and 2000 included payments on the Company's long-term debt and capital leases of $187,000 and $133,000, respectively.

NEW PRONOUNCEMENTS

     On June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations initiated after June 30, 2001, Management will consider the impact of this statement for future combinations.

     On June 30, 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company has $205,000 of goodwill included in its balance sheet at June 30, 2001. Goodwill amortization for the three months ended June 30, 2001 was $23,000 and is currently expected to approximate $92,000 for the year ended March 31, 2002 before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting. The statement does not result in the elimination of amortization of the Company's service agreements because under the scope of the statement only goodwill resulting from acquisitions under the purchase method of accounting, and not other identifiable intangible assets, is subject to being no longer amortized.

ITEM 1. LEGAL PROCEEDINGS

     The Company has pending lawsuits against five Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Three Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail in defense to the alleged counter-claims.

     The Company is also the defendant in a recently filed lawsuit in which the plaintiff claims breach of the premises lease associated with an Affiliated Practice. The Company as a defendant tenant is seeking indemnity from the Affiliated Practice and believes that it will recover any damages suffered from the responsible Affiliated Practice.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     None


ITEM 3. DEFAULTS OF SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, EDT Learning, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EDT LEARNING, INC.


Dated: August 14, 2001                 By: /s/ Charles Sanders
                                           -------------------------------------
                                           Charles Sanders
                                           Sr. Vice President-Chief Financial
                                           Officer