Form 10-Q
period 2001-09-30
EDT LEARNING INC
filed 2001-11-13
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2001 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                         Commission File Number 1-13725


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 5, 2001, was 12,492,034.

================================================================================

                             FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

PART I -- FINANCIAL INFORMATION                                             PAGE
                                                                            ----
     Item 1 -- Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets as of September 30, 2001 and
               March 31, 2001................................................  3

               Consolidated Statements of Operations for the Three and Six
               Months Ended September 30, 2001 and September 30, 2000........  4

               Consolidated Statement of Changes in Shareholders'
               Deficit as of September 30, 2001..............................  5

               Consolidated Statements of Cash Flows for the Six
               Months Ended September 30, 2001 and September 30, 2000........  6

               Notes to Consolidated Financial Statements....................  7

     Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 10

PART II -- OTHER INFORMATION

     Item 1 -- Legal proceedings............................................. 14

     Item 2 -- Change in securities and use of proceeds...................... 14

     Item 3 -- Defaults of senior securities................................. 14

     Item 4 -- Submission of matters to a vote of security holders........... 14

     Item 5 -- Other information............................................. 14

     Item 6 -- Exhibits and Reports on Form 8-K.............................. 14

     Signature............................................................... 15

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  September 30,   March 31,
                                                                                      2001          2001
                                                                                    --------      --------
                                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .....................................................   $  1,094      $  1,051
  Receivables from affiliate practices, net of allowance for doubtful
    accounts of $750 and $1,147, respectively ...................................        437           195
  Prepaid and other current assets ..............................................        234           128
  Notes receivable from Affiliated Practices--current, net ......................        335           261
                                                                                    --------      --------
    Total current assets ........................................................      2,100         1,635

Property and equipment, net .....................................................      2,678         3,279
Intangible assets, net ..........................................................      2,359         3,107
Notes receivable from Affiliated Practices, net .................................        757         1,059
Other assets ....................................................................        170           111
                                                                                    --------      --------
    Total assets ................................................................   $  8,064      $  9,191
                                                                                    ========      ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of long term debt .............................................   $  8,966      $    471
  Accounts payable and accrued liabilities ......................................        575           959
  Current portion of deferred revenue ...........................................        778         1,052
  Accrued employment agreement ..................................................        248           248
  Current portion of capital lease liabilities ..................................        334           345
                                                                                    --------      --------
    Total current liabilities ...................................................     10,901         3,075

Long term debt, less current maturities .........................................      2,318        11,461
Capital lease liabilities .......................................................        478           643
Deferred revenue ................................................................        367           666

Commitments and contingencies

SHAREHOLDERS' DEFICIT
  Common stock, $.001 par value 40,000,000 shares authorized, 11,721,664 issued .         12            12
  Additional paid-in capital ....................................................     25,853        25,809
  Accumulated deficit ...........................................................    (30,724)      (31,349)
  Less: Treasury shares at cost: 1,179,630 and 1,149,116, respectively ..........     (1,141)       (1,126)
                                                                                    --------      --------
    Total shareholders' deficit .................................................     (6,000)       (6,654)
                                                                                    --------      --------
    Total liabilities and shareholders' deficit .................................   $  8,064      $  9,191
                                                                                    ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       EDT LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Three Months Ended           Six Months Ended
                                                        September 30,               September 30,
                                                   ----------------------      ----------------------
                                                     2001          2000          2001          2000
                                                   --------      --------      --------      --------
Revenues
  Learning ...................................     $    127      $     --      $    285      $     --
  Dental contracts ...........................        1,709         2,210         3,478         4,428
                                                   --------      --------      --------      --------
      Total revenues .........................        1,836         2,210         3,763         4,428

Operating expenses
  Research and development ...................          255            --           481            --
  Sales and marketing ........................          223            --           426            --
  General and administrative .................          253         3,288           917         5,105
  Depreciation and amortization ..............          542           638         1,074         1,268
  Impairment of assets .......................           --        18,046            --        23,000
                                                   --------      --------      --------      --------
      Total operating expenses ...............        1,273        21,972         2,898        29,373

Earnings (loss) from operations ..............          563       (19,762)          865       (24,945)

  Interest expense ...........................          271           336           559           725
  Interest income ............................          (67)          (81)         (143)         (136)
  Other income ...............................          (83)          (44)         (176)          (53)
                                                   --------      --------      --------      --------
  Income (loss) before income taxes ..........          442       (19,973)          625       (25,481)
      Income taxes ...........................           --            --            --            --
                                                   --------      --------      --------      --------
Net income (loss) ............................     $    442      $(19,973)     $    625      $(25,481)
                                                   ========      ========      ========      ========

 Basic and diluted earnings (loss) per share .     $   0.04      $  (2.00)     $   0.06      $  (2.53)
                                                   ========      ========      ========      ========
Weighted average number of share outstanding--
  basic and diluted ..........................       10,542         9,969        10,557        10,072
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

                       EDT LEARNING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                   Common Stock        Additional                                  Total
                               --------------------     Paid-In     Accumulated     Treasury    Shareholders'
                                Shares      Amount      Capital       Deficit        Stock        Deficit
                               --------    --------     --------      --------      --------      --------
Balances, April 1, 2001 ....     11,722    $     12     $ 25,809      $(31,349)     $ (1,126)     $ (6,654)

Shares repurchased .........         --          --           --            --           (15)          (15)
Issuance of warrants .......         --          --           44            --            --            44
Net income .................         --          --           --           625            --           625
                               --------    --------     --------      --------      --------      --------

Balances, September 30, 2001     11,722    $     12     $ 25,853      $(30,724)     $ (1,141)     $ (6,000)
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

                       EDT LEARNING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Six Months Ended
                                                                                              September 30,
                                                                                           --------------------
                                                                                            2001         2000
                                                                                           -------      -------
Net cash provided by operating activities ..............................................   $   367      $   979

Cash flows from investing activities:
  Collection of notes receivable .......................................................       448          164
  Proceeds from property and equipment .................................................        86           --
  Issuance of notes receivable .........................................................        --          (24)
  Capital expenditures .................................................................        (8)         (59)
                                                                                           -------      -------
    Net cash provided by investing activities ..........................................       526           81
                                                                                           -------      -------
Cash flows from financing activities:
  Repayment of long-term debt and capital leases liabilities ...........................      (791)        (585)
  Financing costs ......................................................................       (59)          --
                                                                                           -------      -------
    Net cash used in financing activities ..............................................      (850)        (585)
                                                                                           -------      -------

Net change in cash and cash equivalents ................................................        43          475
Cash and cash equivalents, beginning of period .........................................     1,051          553
                                                                                           -------      -------

Cash and cash equivalents, end of period ...............................................   $ 1,094      $ 1,028
                                                                                           =======      =======
Supplemental disclosures of cash flow information:
Warrants issued in connection with financing costs .....................................   $    44           --
Convertible subordinated notes offset against receivables from Affiliated Practices ....        --      $   540
Conversion of receivables from Affiliated Practices to notes receivables ...............        --      $ 1,887
Treasury stock acquired for payment of receivable from Affiliated Practices and
  purchase of property and equipment ...................................................        --      $   921
Notes payable offset against future membership fees ....................................        --      $   868

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

     The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 2001 and 2000.

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

     During fiscal 2001, the Company incurred a net loss of $24.9 million and had an accumulated deficit of $31.3 million at March 31, 2001. In addition, the Company had cash flow from operations of $1.4 million during the year ending March 31, 2001. During the three and six months ended September 30, 2001, the Company had net income of $442,000 and $625,000, respectively and has an accumulated deficit of $30.7 million at September 30, 2001. In addition, the Company generated cash flow from operations of $367,000 during the six months ended September 30, 2001.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company issued 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. The warrants were valued at $32,000. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

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

     Outstanding options and warrants to purchase approximately 2,390,967 and 1,932,773 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three and six month periods ended September 30, 2001 and 2000, respectively, because their effect would have been antidilutive.

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

NEW PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company does not anticipate any financial statement impact with the adoption of this statement.

     In June 2001, the Financial Accounting Standard Board issued SFAS 141, "Business Combinations" which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations initiated after June 30, 2001, Management will consider the impact of this statement for future combinations.

     In June 2001, the Financial Accounting Standard Board issued SFAS 142, "Goodwill and Other Intangible Assets" which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company has $183,000 of goodwill included in its balance sheet at September 30, 2001. Goodwill amortization for the three and six months ended September 30, 2001 was $23,000 and $46,000, respectively and is currently expected to approximate $92,000 for the year ended March 31, 2002 before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting. The statement does not result in the elimination of amortization of the Company's service agreements because under the scope of the statement only goodwill resulting from acquisitions under the purchase method of accounting, and not other identifiable intangible assets, is subject to being no longer amortized.

3. SEGMENT INFORMATION

     During the three and six month periods ended September 30, 2001, the Company had two reportable segments, learning and dental practice management. The learning segment included revenues and operating expenses related to the development and sale of the Company's learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses.

     There are no intersegment revenues. The Company does not review assets by operating segment.

                                                 Three Months Ended       Six Months Ended
                                                    September 30,           September 30,
                                                --------------------    --------------------
                                                  2001        2000        2001        2000
                                                --------    --------    --------    --------
Revenues
  Learning ..................................   $    127    $     --    $    285    $     --
  Dental practice management ................      1,709       2,210       3,478       4,428
                                                --------    --------    --------    --------
      Total revenues ........................      1,836       2,210       3,763       4,428
                                                --------    --------    --------    --------
Operating expenses
  Learning ..................................        478          --         907          --
  Dental practice management ................        795      21,972       1,991      29,373
                                                --------    --------    --------    --------
      Total operating expenses ..............      1,273      21,972       2,898      29,373
                                                --------    --------    --------    --------
Earnings (loss) from operations
  Learning ..................................       (351)         --        (622)         --
  Dental practice management ................        914     (19,762)      1,487     (24,945)
                                                --------    --------    --------    --------
      Total earnings (loss) from operations .        563     (19,762)        865     (24,945)
                                                --------    --------    --------    --------
Non operating expenses
  Learning ..................................         --          --          --          --
  Dental practice management ................        121         211         240         536
                                                --------    --------    --------    --------
      Total non-operating expenses ..........        121         211         240         536
                                                --------    --------    --------    --------
Income (loss) before income taxes
  Learning ..................................       (351)         --        (622)         --
  Dental practice management ................        793     (19,973)      1,247     (25,481)
                                                --------    --------    --------    --------
      Total income (loss) before income taxes   $    442    $(19,973)   $    625    $(25,481)
                                                ========    ========    ========    ========

4. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Company has pending lawsuits against five Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Two Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail in defense to the alleged counterclaims.

     The Company is also the defendant in a lawsuit in which the plaintiff claims breach of the premises lease associated with an Affiliated Practice. The Company as a defendant tenant is seeking indemnity from the Affiliated Practice and believes that it will recover any damages suffered from the responsible Affiliated Practice.

ACCRUED EMPLOYMENT AGREEMENT

     The accrued employment agreement is payable to the former Chief Dental Officer of the Company. Pursuant to the terms of the agreement, as amended, the remaining balance of $248,000 was payable on July 31, 2001. Payment of the remaining balance is in dispute.

5. ACQUISITION OF LEARNING-EDGE, INC.

     On October 1, 2001, the Company acquired all of the outstanding capital stock of Learning-Edge, Inc., an Arizona based private e-learning company. The Company issued 1,950,000 common shares and $850,000 of debt under the terms of the acquisition agreement. The debt is due in two equal installments on October 1, 2003 and on October 1, 2004, respectively. If the Company raises additional capital in excess of $3 million, the payment schedule accelerates. The Company also assumed approximately $1,000,000 of Learning-Edge debt as part of this acquisition.

     In connection with the acquisition of Learning-Edge, Inc., the Company issued 132,972 warrants to acquire shares of the Company's common stock at $0.44 per share. The warrants were issued on September 10, 2001 and were valued at $12,000.

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

     During fiscal 2001, the Company incurred a net loss of $24.9 million and had an accumulated deficit of $31.3 million at March 31, 2001. In addition, the Company had cash flow from operations of $1.4 million during the year ending March 31, 2001. During the three and six months ended September 30, 2001, the Company had net income of $442,000 and $625,000, respectively and has an accumulated deficit of $30.7 million at September 30, 2001. In addition, the Company generated cash flow from operations of $367,000 during the six months ended September 30, 2001.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company issued 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. The warrants were valued at $32,000. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

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

REVENUES

     Total revenues generated for the three months ended September 30, 2001 and 2000 were $1.8 million and $2.2 million respectively, a decrease of $374,000. The Company recognized $127,000 in learning revenues in the three months ended September 30, 2001. There were no learning revenues in the three months ended September 30, 2000. Revenue from dental contacts decreased by $501,000 during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 due to the modification and termination of certain dental contracts. Dental contract revenue will continue to decline as the contracts reach their expiration dates, generally over the next 18 to 27 months.

     Total revenues generated for the six months ended September 30, 2001 and 2000 were $3.8 million and $4.4 million respectively, a decrease of $665,000. The Company recognized $285,000 in learning revenues in the six months ended September 30, 2001. There were no learning revenues in the six months ended September 30, 2000. Revenue from dental contacts decreased by $950,000 during the six months ended September 30, 2001 as compared to the six months ended September 30, 2000 due to the modification and termination of certain dental contracts. Dental contract revenue will continue to decline as the contracts reach their expiration dates, generally over the next 18 to 27 months.

OPERATING EXPENSES

     The Company incurred operating expenses of $1.3 million and $22 million for the three months ended September 30, 2001 and 2000, respectively. The Company incurred operating expenses of $2.9 million and $29.4 million for the six months ended September 30, 2001 and 2000, respectively. Operating expenses consist of research and development, sales and marketing, general and administrative, depreciation and amortization expenses and impairment of assets.

     Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses were $255,000 and $481,000 for the three and six months ended September 30, 2001 and are a result of the Company's decision to implement its eCommerce and e-learning strategy. There were no research and development expenses during the three and six months ended September 30, 2000.

     Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $223,000 and $426,000 for the three and six months ended September 30, 2001 and are a result of the Company's decision to implement its eCommerce and e-learning strategy. There were no sales and marketing expenses during the three and six months ended September 30, 2000

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expenses, professional services, travel (primarily related to practice development), office costs and other general corporate expenses.

     For the three months ended September 30, 2001 and 2000, general and administrative expenses were $253,000 and $3.3 million respectively, a decrease of $3.0 million. General and administrative expenses decreased primarily due to decreases in bad debt expenses of $2 million; salaries and wages of $509,000; professional services of $372,000 and insurance of $130,000 during the three months ended September 30, 2001 compared with three months ended September 30, 2000.

     For the six months ended September 30, 2001 and 2000, general and administrative expenses were $917,000 and $5.1 million respectively, a decrease of $4.2 million. General and administrative expenses decreased primarily due to decreases in bad debt expenses of $2.2 million; salaries and wages of $849,000; professional services of $786,000; insurance of $149,000 and travel of $100,000 during the six months ended September 30, 2001 compared with six months ended September 30, 2000.

     The Company recorded impairment charges of $18 million and $23 million for the three and six months ended September 30, 2000, respectively. There were no impairment charges during the three and six months ended September 30, 2001.

INCOME TAX EXPENSE

     The Company recorded no tax expense during the three and six months ended September 30, 2001 due to the expected utilization of the Company's net operating loss carry-forwards. At September 30, 2001, the Company has a net deferred tax asset of $9.4 million with a corresponding valuation allowance. The Company also has $6.1 million of available deductions related to the increase in tax basis of the assets acquired in the dental practice affiliations.

     For the three and six months ended September 30, 2000, the Company recorded no tax benefit because it concluded it was not likely it would be able to recognize the related tax asset due to the lack of operating history and implementation of its learning business plan, modification of its management service agreements and maturity of its line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001 the Company had a working capital deficit of $8.8 million. Current assets included $1.1 million in cash and $772,000 in accounts and notes receivable. Current liabilities consisted of $9.3 million of current maturities of long-term debt and capital leases, $778,000 of deferred revenue and $575,000 in accounts payable and accrued liabilities.

     On June 29, 2001, Bank One, Texas, NA extended the terms of the credit facility through July 2, 2002. In connection with the extension, the Company issued 393,182 warrants to acquire shares of the Company's common stock at $0.42 per share. The warrants were valued at $32,000. Until the credit facility is paid in full, the bank will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. The Company also paid $61,000 in fees to the bank as part of the extension.

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

     Cash generated from investing activities for the six months ended September 30, 2001 and 2000 resulted from the collection of notes receivable of $448,000 and $164,000, respectively. The Company also received $86,000 from the disposition of property and equipment for the six months ended September 30, 2001. Cash used in investing activities was $8,000 and $59,000 for the purchases of capital equipment for the three months ended June 30, 2001 and 2000, respectively. Uses of cash also include the issuance of notes receivable to affiliated practices of $24,000 in the six months ended September 30, 2000.

     Cash used in financing activities for the six months ended September 30, 2001 and 2000 included payments on the Company's long-term debt and capital leases of $791,000 and $585,000, respectively.

NEW PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company does not anticipate any financial statement impact with the adoption of this statement.

     In June 2001, the Financial Accounting Standard Board issued SFAS 141, "Business Combinations" which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations initiated after June 30, 2001, Management will consider the impact of this statement for future combinations.

     In June 2001, the Financial Accounting Standard Board issued SFAS 142, "Goodwill and Other Intangible Assets" which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company has $183,000 of goodwill included in its balance sheet at September 30, 2001. Goodwill amortization for the three and six months ended September 30, 2001 was $23,000 and $46,000, respectively and is currently expected to approximate $92,000 for the year ended March 31, 2002 before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting. The statement does not result in the elimination of amortization of the Company's service agreements because under the scope of the statement only goodwill resulting from acquisitions under the purchase method of accounting, and not other identifiable intangible assets, is subject to being no longer amortized.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has pending lawsuits against five Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Two Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail in defense to the alleged counter-claims.

     The Company is also the defendant in a lawsuit in which the plaintiff claims breach of the premises lease associated with an Affiliated Practice. The Company as a defendant tenant is seeking indemnity from the Affiliated Practice and believes that it will recover any damages suffered from the responsible Affiliated Practice.

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


                                        EDT LEARNING, INC.


Dated: November 13, 2001
                                        By: /s/ Charles Sanders
                                            ------------------------------------
                                            Charles Sanders
                                            Sr. Vice President-Chief Financial
                                            Officer