Form 10-Q
period 2001-12-31
EDT LEARNING INC
filed 2002-02-14
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 2001 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________ to __________

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

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at February 11, 2002, was 14,101,855.

================================================================================

                             FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

PART I -- FINANCIAL INFORMATION                                             PAGE
                                                                            ----
     Item 1 -- Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets as of December 31, 2001 and
               March 31, 2001...............................................   3

               Consolidated Statements of Operations for the Three and Nine
               Months Ended December 31, 2001 and December 31, 2000.........   4

               Consolidated Statement of Changes in Shareholders'
               Deficit for the nine months ended December 31, 2001..........   5

               Consolidated Statements of Cash Flows for the Nine
               Months Ended December 31, 2001 and December 31, 2000.........   6

               Notes to Consolidated Financial Statements...................   7

     Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  12


PART II -- OTHER INFORMATION

     Item 1 -- Legal proceedings............................................  18

     Item 2 -- Change in securities and use of proceeds.....................  18

     Item 3 -- Defaults of senior securities................................  18

     Item 4 -- Submission of matters to a vote of security holders..........  18

     Item 5 -- Other information............................................  18

     Item 6 -- Exhibits and Reports on Form 8-K.............................  18

     Signature..............................................................  19

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                DECEMBER 31,   MARCH 31,
                                                                                    2001          2001
                                                                                  --------      --------
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ................................................     $    517      $  1,051
   Accounts receivable, net of allowance for doubtful for
     doubtful accounts of $662 and $1,147, respectively .....................          654           195
   Prepaid and other current assets .........................................          352           128
   Notes receivable from Affiliated Practices--current, net .................          345           261
                                                                                  --------      --------
     Total current assets ...................................................        1,868         1,635

Property and equipment, net .................................................        2,565         3,279
Intangible assets, net ......................................................        6,020         3,107
Notes receivable from Affiliated Practices, net .............................          741         1,059
Other assets ................................................................          198           111
                                                                                  --------      --------
     Total assets ...........................................................     $ 11,392      $  9,191
                                                                                  ========      ========

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long term debt ........................................     $  9,739      $    471
   Accounts payable and accrued liabilities .................................        1,005           959
   Current portion of deferred revenue ......................................        1,333         1,052
   Accrued employment agreement .............................................           75           248
   Current portion of capital lease liabilities .............................          342           345
                                                                                  --------      --------
     Total current liabilities ..............................................       12,494         3,075

Long term debt, less current maturities .....................................        2,409        11,461
Capital lease liabilities ...................................................          513           643
Deferred revenue ............................................................          270           666

Commitments and contingencies (Note 6)

SHAREHOLDERS' DEFICIT
   Common stock, $.001 par value 40,000,000 shares authorized,
     13,731,485 and 11,721,664 issued .......................................           14            12
   Additional paid-in capital ...............................................       26,919        25,809
   Accumulated deficit ......................................................      (30,086)      (31,349)
   Less: Treasury shares at cost: 1,179,630 and 1,149,116, respectively .....       (1,141)       (1,126)
                                                                                  --------      --------
     Total shareholders' deficit ............................................       (4,294)       (6,654)
                                                                                  --------      --------
     Total liabilities and shareholders' deficit ............................     $ 11,392      $  9,191
                                                                                  ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       EDT LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  DECEMBER 31,               DECEMBER 31,
                                                              ---------------------     ---------------------
                                                                2001         2000         2001         2000
                                                              --------     --------     --------     --------
Revenues
  Learning ...............................................    $  1,396     $     --     $  1,681     $     --
  Dental contracts .......................................       1,629        1,966        5,107        6,395
                                                              --------     --------     --------     --------
      Total revenues .....................................       3,025        1,966        6,788        6,395

Operating expenses
  Research and development ...............................         942           --        1,423           --
  Sales and marketing ....................................         347           --          772           --
  General and administrative .............................       1,006          966        1,923        6,071
  Depreciation and amortization ..........................         517          513        1,591        1,780
  Impairment of assets ...................................          --           --           --       23,000
                                                              --------     --------     --------     --------
      Total operating expenses ...........................       2,812        1,479        5,709       30,851

Earnings (loss) from operations ..........................         213          487        1,079      (24,456)
  Interest expense .......................................         254          328          814        1,053
  Interest income ........................................         (53)        (107)        (196)        (241)
  Other income ...........................................        (525)          --         (701)         (53)
                                                              --------     --------     --------     --------

  Income (loss) before income taxes and extraordinary item         537          266        1,162      (25,215)
  Income taxes ...........................................          --           --           --           --
                                                              --------     --------     --------     --------
  Income (loss) before extraordinary item ................         537          266        1,162      (25,215)
  Extraordinary item - gain on debt forgiveness
    (net of tax effect of $0) ............................         101           --          101           --
                                                              --------     --------     --------     --------

Net income (loss) ........................................    $    638     $    266     $  1,263     $(25,215)
                                                              ========     ========     ========     ========
Earnings (loss) per common share - basic and diluted:
  Earnings (loss)  before extraordinary item .............    $   0.04     $   0.03     $   0.10     $  (2.47)
  Extraordinary item .....................................        0.01           --         0.01           --
                                                              --------     --------     --------     --------
  Net earnings (loss) ....................................    $   0.05     $   0.03     $   0.11     $  (2.47)
                                                              ========     ========     ========     ========

Weighted average shares outstanding:
  Basic ..................................................      12,502       10,463       11,205       10,202
  Diluted ................................................      13,111       10,463       11,408       10,202

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       EDT LEARNING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                    COMMON STOCK         ADDITIONAL                                  TOTAL
                                ---------------------      PAID-IN    ACCUMULATED     TREASURY   SHAREHOLDERS'
                                 SHARES       AMOUNT       CAPITAL      DEFICIT         STOCK       DEFICIT
                                --------     --------     --------      --------      --------      --------
Balances, April 1, 2001 ...       11,722     $     12     $ 25,809      $(31,349)     $ (1,126)     $ (6,654)

Issuance of common stock ..        2,009            2        1,066                                     1,068
Issuance of warrants ......                                     44                                        44
Shares repurchased ........                                                                (15)          (15)
Net income ................                                                1,263                       1,263
                                --------     --------     --------      --------      --------      --------

Balances, December 31, 2001       13,731     $     14     $ 26,919      $(30,086)     $ (1,141)     $ (4,294)
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

                       EDT LEARNING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                      --------------------
                                                                       2001         2000
                                                                      -------      -------
Net cash (used in) provided by operating activities .............     $   (17)     $ 1,146

Cash flows from investing activities:
   Collection of notes receivable ...............................         576          264
   Proceeds from the sale of property and equipment .............          86           84
   Acquisitions, net of cash acquired ...........................          --          (31)
   Issuance of notes receivable .................................          --          (24)
   Capital expenditures .........................................         (17)        (108)
                                                                      -------      -------
     Net cash provided by investing activities ..................         645          185
                                                                      -------      -------

Cash flows from financing activities:
   Repayment of long-term debt and capital lease liabilities ....      (1,103)        (830)
   Financing costs ..............................................         (59)          --
                                                                      -------      -------
     Net cash used in financing activities ......................      (1,162)        (830)
                                                                      -------      -------

Net change in cash and cash equivalents .........................        (534)         501
Cash and cash equivalents, beginning of period ..................       1,057          553
                                                                      -------      -------

Cash and cash equivalents, end of period ........................     $   517      $ 1,054
                                                                      =======      =======
Supplemental disclosures of cash flow information:
Issuance of common stock for acquisition ........................     $   995      $   291
Issuance of common stock to settle debt .........................     $    72      $    --
Issuance of debt for acquisition ................................     $ 1,102      $    --
Warrants issued in connection with financing costs ..............     $    44      $    --
Convertible subordinated notes offset against receivables
  from Affiliated Practices .....................................     $    --      $   540
Conversion of receivables from Affiliated Practices
  to notes receivables ..........................................     $   192      $ 1,927
Treasury stock acquired for payment of receivable from Affiliated
  Practices and purchase of property and equipment ..............     $    --      $   975
Notes payable offset against future membership fees .............     $    --      $ 1,347

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

     The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair statement of the results for the interim periods ended December 31, 2001 and 2000.

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

     During fiscal 2001, the Company incurred a net loss of $24.9 million and had an accumulated deficit of $31.3 million at March 31, 2001. In addition, the Company had cash flow from operations of $1.4 million during the year ending March 31, 2001. During the three and nine months ended December 31, 2001, the Company had net income of $638,000 and $1.3 million, respectively and has an accumulated deficit of $30.1 million at December 31, 2001. In addition, the Company used cash flow in operations of $17,000 during the nine months ended December 31, 2001.

     As of December 31, 2001, the Company had outstanding total debt (secured and unsecured promissory notes) of $12.1 million. Of that amount, the Company owed Bank One $8.6 million (the "Bank One Indebtedness"). Other than the Bank One Indebtedness, the balance of $3.5 million (the "Other Debt") is owed to various parties with differing maturities as follows: $407,000 are unsecured notes which arose as a part of the Company's initial public offering and are due on March 31, 2003; $201,000 are unsecured promissory notes which were issued to various former shareholders of Omega Orthodontics, Inc. as a part its acquisition by the Company; $1.5 million are unsecured promissory notes which were either issued to former shareholders of Learning-Edge, Inc. or assumed by the Company as part of its acquisition of Learning-Edge, Inc.; $1.3 million are unsecured convertible promissory notes which were issued to dentists who owned dental practices with which the Company affiliated as part of its dental practice management business and are due one half in November 2002 and one half in November 2003.

     On June 29, 2001, Bank One extended the due date of the credit facility to July 2, 2002. In connection with the extension, the Company paid $61,000 to Bank One and issued Bank One 393,182 warrants to acquire shares of the Company's Common Stock at $0.42 per share. The warrants were valued at $32,000. Until the credit facility is paid in full, Bank One will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. Terms of the extension include monthly principal payments of $25,000 and modification of the financial covenants. The Company has prepared financial projections through the term of the extension and believes it will be in compliance with the financial covenants. Based upon its current strategy, the Company projects to have sufficient funds to meet its operating capital requirements through fiscal 2002, however, there would not be sufficient cash flow to pay the principal due on July 2, 2002 absent an extension of that due date. Management believes it will be able to restructure the outstanding balance of the credit facility with Bank One; however, there is no assurance that Bank

One and the Company will be able to agree on mutually acceptable terms and conditions.

     In October 2001, the Company issued $1.1 million of subordinated debt to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). The Learning-Edge Notes bear interest rates ranging from at 7.5% to 9.0% and are due in two equal installments on October 1, 2003 and on October 1, 2004, respectively. If the Company raises additional capital equal to or in excess of $3 million, the payment schedule accelerates as follows:

                          CAPITAL                    PRINCIPAL TO
                           RAISED                     BE REPAID
                           ------                     ---------
                 $3.0 million                             25%
                 $3.0 to $3.5 million                     40%
                 $3.5 million to $4.0 million             55%
                 $4.0 to $4.5 million                     70%
                 $4.5 million to $5.0 million             85%
                 Greater than $5.0 million                100%

     In order to increase its liquidity and reorganize its current debt structure, the Company has developed a plan consisting of the following strategies; (i) seek alternative financing arrangements which could include various forms of debt issued to certain financial institutions or investors (ii) implement its e-Learning based strategic business plan, and (iii) possibly accelerate cash collections from affiliated dental practices by offering a repurchase of the dental practices earlier than contractually required. In its attempt to raise additional capital, the Company may issue convertible debt or other equity instruments, which would have a dilutive effect on existing shareholders. In addition, the Company's service agreements with affiliated dental practices begin to expire on March 31, 2003 and will continue to expire through December 31, 2003, which may reduce revenues and cash flow and accordingly could negatively affect the value of an investment in the Company. Acceleration of cash collections related to these service agreements would accelerate the date at which the Company would be required to sustain its operations solely on cash collections derived from e-learning revenues. However, there can be no assurance that the Company's e-Learning strategies will be achieved or that the affiliated dental practices will agree upon terms acceptable to the Company.

     There can be no assurance that these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner, that the Company will be successful in obtaining alternative financing or that the Company's creditors will agree with its plan. If the plan is not successful, management believes it will be able to restructure the outstanding balance of the credit facility with Bank One; however, there is no assurance that Bank One and the Company will be able to agree on mutually acceptable terms and conditions. Therefore, there is substantial doubt about the Company's ability to continue as a going concern past the due date of the credit facility. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

EARNINGS PER SHARE

     Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Outstanding options and warrants to purchase approximately 1,767,080 and 1,616,167 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the three and nine month periods ended December 31, 2001 and 2000, respectively, because their effect would have been antidilutive.

NEW PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standard Board issued SFAS 141, "Business Combinations" which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. Management will apply this Statement on all business combinations initiated after June 30, 2001.

     In June 2001, the Financial Accounting Standard Board issued SFAS 142, "Goodwill and Other Intangible Assets" which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company has $4.3 million of goodwill included in its balance sheet at December 31, 2001. Goodwill amortization for the three and nine months ended December 31, 2001 was $23,000 and $69,000, respectively and is currently expected to approximate $92,000 for the year ended March 31, 2002 before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting. The statement does not result in the elimination of amortization of the Company's service agreements because under the scope of the statement only goodwill resulting from acquisitions under the purchase method of accounting, and not other identifiable intangible assets, is subject to being no longer amortized.

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

3. SEGMENT INFORMATION

     During the three and nine month periods ended December 31, 2001, the Company had two reportable segments, learning and dental practice management. The learning segment included revenues and operating expenses related to the development and sale of the Company's learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses.

     There are no intersegment revenues. The Company does not review assets by operating segment.

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     DECEMBER 31,               DECEMBER 31,
                                                 ---------------------     ----------------------
                                                   2001         2000         2001          2000
                                                 --------     --------     --------      --------
Revenues
   Learning ................................     $  1,396     $     --     $  1,682      $     --
   Dental practice management ..............        1,629        1,966        5,106         6,395
                                                 --------     --------     --------      --------
       Total revenues ......................        3,025        1,966        6,788         6,395
                                                 --------     --------     --------      --------
 Operating expenses
   Learning ................................        1,289           --        2,197            --
   Dental practice management ..............        1,523        1,479        3,513        30,851
                                                 --------     --------     --------      --------
       Total operating expenses ............        2,812        1,479        5,710        30,851
                                                 --------     --------     --------      --------
Earnings (loss) from operations
   Learning ................................          107           --         (515)           --
   Dental practice management ..............          106          487        1,593       (24,456)
                                                 --------     --------     --------      --------
       Total earnings (loss) from operations     $    213     $    487     $  1,078      $(24,456)
                                                 --------     --------     --------      --------

4. EXTRAORDINARY ITEM

     In December 2001, a settlement agreement was reached regarding the amount to be paid to the former Chief Dental Officer of the Company under the terms of his amended employment agreement. The remaining balance due was $248,000 and was payable on July 31, 2001. Under the terms of the settlement, the Company agreed to pay this individual $75,000 and issue 53,571 shares valued at $72,000. The remaining balance of $101,000 was forgiven by the individual and has been reflected as extraordinary income.

5. COMMON STOCK

     In December 2001, the Company issued its chief executive officer 450,000 restricted shares of the Company's common stock. The shares 100% vest after 10 years from the date of grant. The shares were valued at $405,000 based on the closing price of the stock on the date of grant. The vesting accelerates based on the Company's share price as follows:

                     PERFORMANCE CRITERIA SHARES                              VESTED
     ---------------------------------------------------------------      --------------
     Share price trades for $4.50 per share for 20 consecutive days       150,000 shares
     Share price trades for $8.50 share for 20 consecutive days           150,000 shares
     Share price trades for $12.50 per share for 20 consecutive days      150,000 shares

6. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Company has pending lawsuits against nine Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Two Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail in defense to the alleged counterclaims.

7. ACQUISITION OF LEARNING-EDGE, INC.

     On October 1, 2001, the Company acquired all of the outstanding capital stock of Learning-Edge, Inc.; an Arizona based private e-learning company. The Company issued 1,950,000 common shares and $1.1 million of debt under the terms of the acquisition agreement. The debt bears interest at rates ranging from 7.5% to 9.0% and is due in two equal installments on October 1, 2003 and on October

1, 2004, respectively. If the Company raises additional capital in excess of $3 million, the payment schedule accelerates (See Note 1). The Company also assumed approximately $1.3 million of Learning-Edge debt as part of this acquisition. The operating results of Learning-Edge are included with the Company's as of October 1, 2001.

     The purchase price has been calculated as follows:

                                                               (IN THOUSANDS)
     Issuance of EDT Learning common stock valued at $0.51
        per share.............................................     $   995
     Issuance of EDT Learning debt............................       1,102
     Estimated acquisition costs..............................         200
                                                                   -------
        Net purchase price, including acquisition costs.......     $ 2,297

     Assumed liabilities......................................       3,221
                                                                   -------
        Total purchase price..................................     $ 5,518
                                                                   =======

     The total purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed has been assigned to goodwill while EDT Learning completes its assessments of Learning-Edge's operations in order to determine whether or not separately identifiable intangible assets exist. At this time, no separately identifiable intangible assets have been noted. EDT Learning expects to complete the assessment during March 2002.

     The purchase price has been allocated as follows:

                                                                   PURCHASE
                                                                    PRICE
                                                                  ALLOCATION
                                                                ---------------
                                                                (IN THOUSANDS)
     Current assets .........................................      $   782
     Property and equipment .................................          274
     Other long-term assets .................................        4,161
     Current liabilities ....................................       (2,802)
     Long-term obligations, excluding current maturities ....       (1,420)
     Common stock, net of treasury shares ...................           (2)
     Capital in excess of par value .........................         (993)
     Accumulated deficit ....................................           --
                                                                   -------
                                                                   $    --
                                                                   =======

     The following unaudited pro forma summary of financial information presents the Company's combined results of operations as if the acquisition of Learning-Edge had occurred at the beginning of the periods presented, after including the impact of certain adjustments including: (i) the application of a normal profit margin to contract in process at the date of acquisition and (ii) increase in amortization of goodwill and decrease in depreciation of property and equipment.

                                                     NINE MONTHS ENDED
                                                        DECEMBER 31,
                                                  ----------------------
                                                     2001         2000
                                                  --------      --------
                                                  PROFORMA      PROFORMA
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Revenues .................................   $  7,318      $  7,327
     Loss from operations .....................       (127)      (24,803)
     Net loss before extraordinary items ......        (98)      (25,563)

     Loss per basic and diluted share .........   $  (0.01)     $  (2.10)

     Weighted average shares outstanding:
       Basic ..................................     13,155        12,152
       Diluted ................................     13,358        12,152

     The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the merger occurred at the beginning of the periods presented or the results of operations that may be obtained in the future. Additionally, the pro forma financial information presented does not reflect the anticipated cost savings resulting from the integration of the Company's and Learning-Edge's operations.

8. SUBSEQUENT EVENT

     In January 2002, the Company acquired all of the outstanding capital stock of ThoughtWare Technologies, Inc. a Tennessee based private company. The Company issued 1,550,000 common shares under the terms of the acquisition agreement. The Company also assumed approximately $1 million of ThoughtWare debt as part of this acquisition. The transaction will be recorded as of January 1, 2002.


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

     The Company continues to provide services to its Affiliated Practices in accordance with the modified Service Agreements. The actual terms of the various Service Agreements vary slightly on a case-by-case basis, depending on negotiations with the individual Affiliated Practices. Those Modified Agreements require in general that the Company provide: access to online practice enhancement services; access to online tools and payroll services; access to certain on-site consulting and seminar programs; and the use of the tangible assets owned by the Company located at each affiliated dental practice location. The service fees payable to the Company under the modified Service Agreements are guaranteed by the owner-dentists.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon it's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     The Company recognizes revenue and profit as work progresses on learning contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. If significant vendor obligations or customer acceptance clauses exist, revenues are deferred until such obligations have been met or customer acceptance has occurred. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. There were no such losses at December 31, 2001.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill associated with the acquisitions. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill, thereby possibly requiring an impairment charge in the future. As of December 31, 2001, no such impairment has been identified by the Company.

     The Company has recorded a full valuation allowance to reduce its net deferred tax assets because it has concluded that it is not likely it will be recognized due to the lack of operating history and implementation of its learning business plan, modification of its management service agreements and maturity of its line of credit. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

REVENUES

     Total revenues generated for the three months ended December 31, 2001 and 2000 were $3.0 million and $2.0 million respectively, an increase of $1.0 million. The Company recognized $1.4 million in learning revenues in the three months ended December 31, 2001. There were no learning revenues in the three months ended December 31, 2000. Revenue from dental contacts decreased by $337,000 during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 due to the modification and termination of certain dental contracts. Dental contract revenue will continue to decline as the contracts reach their expiration dates, generally over the next 15 to 24 months.

     Total revenues generated for the nine months ended December 31, 2001 and 2000 were $6.8 million and $6.4 million respectively, a decrease of $400,000. The Company recognized $1.7 million in learning revenues in the nine months ended December 31, 2001. There were no learning revenues in the nine months ended December 31, 2000. Revenue from dental contacts decreased by $1.3 million during the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 due to the modification and termination of certain dental contracts. Dental contract revenue will continue to decline as the contracts reach their expiration dates, generally over the next 15 to 24 months.

OPERATING EXPENSES

     The Company incurred operating expenses of $2.8 million and $1.5 million for the three months ended December 31, 2001 and 2000, respectively. The Company incurred operating expenses of $5.7 million and $30.9 million for the nine months ended December 31, 2001 and 2000, respectively. Operating expenses consist of research and development, sales and marketing, general and administrative, depreciation and amortization expenses and impairment of assets.

     Research and development expenses include expenses incurred in connection with the provision of content creation services and other professional services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses were $942,000 and $1.4 million for the three and nine months ended December 31, 2001 and are a result of the Company's decision to implement its eCommerce and e-learning strategy. There were no research and development expenses during the three and nine months ended December 31, 2000.

     Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $347,000 and $772,000 for the three and nine months ended December 31, 2001 and are a result of the Company's decision to implement its eCommerce and e-learning strategy. There were no sales and marketing expenses during the three and nine months ended December 31, 2000.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expenses, professional services, travel (primarily related to practice development), office costs and other general corporate expenses.

     For the three months ended December 31, 2001 and 2000, general and administrative expenses were $1.0 million and $966,000 respectively, an decrease of $40,000. General and administrative expenses increased primarily due to increases in bad debt expenses of $165,000 and professional services of $56,000. These increases were partially offset by decreases in salaries and wages of $80,000; travel of $46,000; insurance of $27,000 and telephone of $18,000 during the three months ended December 31, 2001 compared with three months ended December 31, 2000.

     For the nine months ended December 31, 2001 and 2000, general and administrative expenses were $1.9 million and $6.1 million respectively, a decrease of $4.2 million. General and administrative expenses decreased primarily due to decreases in bad debt expenses of $2.1 million; salaries and wages of $929,000; professional services of $730,000; insurance of $176,000 and travel of $146,000 during the nine months ended December 31, 2001 compared with nine months ended December 31, 2000.

     The Company recorded impairment charges of $23 million for the nine months ended December 31, 2000, respectively. There were no impairment charges during the three or nine months ended December 31, 2001.

INCOME TAXES

     For the three and nine months ended December 31, 2001, the Company recorded no tax benefit because it concluded it was not likely it would be able to recognize it's net deferred tax asset due to the lack of operating history and implementation of its learning business plan, modification of its management service agreements and maturity of its line of credit. At December 31, 2001, the Company has a net deferred tax asset of $9.2 million with a corresponding valuation allowance

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2001, the Company incurred a net loss of $24.9 million and had an accumulated deficit of $31.3 million at March 31, 2001. In addition, the Company had cash flow from operations of $1.4 million during the year ending March 31, 2001. During the three and nine months ended December 31, 2001, the Company had net income of $638,000 and $1.3 million, respectively and has an accumulated deficit of $30.1 million at December 31, 2001. In addition, the Company used cash flow in operations of $17,000 during the nine months ended December 31, 2001.

     As of December 31, 2001, the Company had outstanding total debt (secured and unsecured promissory notes) of $12.1 million. Of that amount, the Company owed Bank One $8.6 million (the "Bank One Indebtedness"). Other than the Bank One Indebtedness, the balance of $3.5 million (the "Other Debt") is owed to various parties with differing maturities as follows: $407,000 are unsecured notes which arose as a part of the Company's initial public offering and are due on March 31, 2003; $201,000 are unsecured promissory notes which were issued to various former shareholders of Omega Orthodontics, Inc. as a part its acquisition by the Company; $1.5 million are unsecured promissory notes which were either issued to former shareholders of Learning-Edge, Inc. or assumed by the Company as part of its acquisition of Learning-Edge, Inc.; $1.3 million are unsecured convertible promissory notes which were issued to dentists who owned dental practices with which the Company affiliated as part of its dental practice management business and are due one half in November 2002 and one half in November 2003.

     The following schedule details all of the Company's indebtedness and the required payments related to such obligations at December 31, 2001 (in thousands):

                                                 DUE IN LESS    DUE IN ONE TO   DUE IN FOUR
                                      TOTAL     THAN ONE YEAR    THREE YEARS   TO FIVE YEARS
                                      -----     -------------    -----------   -------------
Long term debt .................     $12,148       $ 9,739         $ 2,409        $    --
Capital lease obligations ......         855           342             492             21
Operating lease obligations ....         736           405             331             --
                                     -------       -------         -------        -------
Total commitments ..............     $13,739       $10,486         $ 3,232        $    21
                                     =======       =======         =======        =======

     On June 29, 2001, Bank One extended the due date of the credit facility to July 2, 2002. In connection with the extension, the Company paid $61,000 to Bank One and issued Bank One 393,182 warrants to acquire shares of the Company's Common Stock at $0.42 per share. The warrants were valued at $32,000. Until the credit facility is paid in full, Bank One will have the right to maintain a 3% fully diluted interest in the Company through the issuance of additional warrants. Terms of the extension include monthly principal payments of $25,000 and modification of the financial covenants. The Company has prepared financial projections through the term of the extension and believes it will be in compliance with the financial covenants. Based upon its current strategy, the Company projects to have sufficient funds to meet its operating capital requirements through fiscal 2002, however, there would not be sufficient cash flow to pay the principal due on July 2, 2002 absent an extension of that due date. Management believes it will be able to restructure the outstanding balance of the credit facility with Bank One; however, there is no assurance that Bank One and the Company will be able to agree on mutually acceptable terms and conditions.

     In October 2001, the Company issued $1.1 million of subordinated debt to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). The Learning-Edge Notes bear interest rates ranging from at 7.5% to 9.0% and are due in two equal installments on October 1, 2003 and on October 1, 2004, respectively. If the Company raises additional capital equal to or in excess of $3 million, the payment schedule accelerates as follows:

                             CAPITAL                 PRINCIPAL TO
                             RAISED                    BE REPAID
                             ------                    ---------
                  $3.0 million                             25%
                  $3.0 to $3.5 million                     40%
                  $3.5 million to $4.0 million             55%
                  $4.0 to $4.5 million                     70%
                  $4.5 million to $5.0 million             85%
                  Greater than $5.0 million               100%

     In order to increase its liquidity and reorganize its current debt structure, the Company has developed a plan consisting of the following strategies; (i) seek alternative financing arrangements which could include various forms of debt issued to certain financial institutions or investors (ii) implement its e-Learning based strategic business plan, and (iii) possibly accelerate cash collections from affiliated dental practices by offering a repurchase of the dental practices earlier than contractually required. In its attempt to raise additional capital, the Company may issue convertible debt or other equity instruments, which would have a dilutive effect on existing shareholders. In addition, the Company's service agreements with affiliated dental practices begin to expire on March 31, 2003 and will continue to expire through December 31, 2003, which may reduce revenues and cash flow and accordingly could negatively affect the value of an investment in the Company. Acceleration of cash collections related to these service agreements would accelerate the date at which the Company would be required to sustain its operations solely on cash collections derived from e-learning revenues. However, there can be no assurance that the Company's e-Learning strategies will be achieved or that the affiliated dental practices will agree upon terms acceptable to the Company.

     There can be no assurance that these efforts to improve operating results and cash flows will be sufficient to allow the Company to meet its obligations in a timely manner, that the Company will be successful in obtaining alternative financing or that the Company's creditors will agree with its plan. If the plan is not successful, management believes it will be able to restructure the outstanding balance of the credit facility with Bank One; however, there is no assurance that Bank One and the Company will be able to agree on mutually acceptable terms and conditions. Therefore, there is substantial doubt about the Company's ability to continue as a going concern past the due date of the credit facility. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Cash generated from investing activities for the nine months ended December 31, 2001 and 2000 resulted from the collection of notes receivable of $576,000 and $264,000, respectively. The Company also received $86,000 and $84,000 from the disposition of property and equipment for the nine months ended December 31, 2001 and 2000, respectively. Cash used in investing activities was $17,000 and $108,000 for the purchases of capital equipment for the nine months ended December 31, 2001 and 2000, respectively. Uses of cash also include the issuance of notes receivable to affiliated practices of $24,000 in the nine months ended December 31, 2000.

     Cash used in financing activities for the nine months ended December 31, 2001 and 2000 included payments on the Company's long-term debt and capital leases of $1.1 million and $830,000, respectively.

NEW PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standard Board issued SFAS 141, "Business Combinations" which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. Management will apply this Statement on all business combinations initiated after June 30, 2001.

     In June 2001, the Financial Accounting Standard Board issued SFAS 142, "Goodwill and Other Intangible Assets" which established Standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. The Company has $4.3 million of goodwill included in its balance sheet at December 31, 2001.

Goodwill amortization for the three and nine months ended December 31, 2001 was $23,000 and $69,000, respectively and is currently expected to approximate $92,000 for the year ended March 31, 2002 before the provisions of SFAS 142 are applied. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting. The statement does not result in the elimination of amortization of the Company's service agreements because under the scope of the statement only goodwill resulting from acquisitions under the purchase method of accounting, and not other identifiable intangible assets, is subject to being no longer amortized.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has pending lawsuits against nine Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Two Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail in defense to the alleged counter-claims.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS OF SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     1) Current Report on Form 8-K dated October 1, 2001 was filed October 16, 2001 (Item 2. Acquisition or Disposition of Assets).

     2) Current Report on Form 8-K/A dated October 1, 2001 was filed December 17, 2001 (Item 7. Financial statements and exhibits) which contained the audited financial statements of Learning-Edge, Inc. for the year ended December 31, 2000 and the unaudited financial statements of Learning-Edge, Inc. for the nine months ended September 30, 2001.

     3) Current Report on Form 8-K dated January 30, 2002 (Item 2. Acquisition or Disposition of Assets).

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, EDT Learning, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EDT LEARNING, INC.


Dated: February 14, 2002                 By: /s/ Charles Sanders
                                             -----------------------------------
                                             Charles Sanders
                                             Sr. Vice President-Chief
                                             Financial Officer