Form 10-K
period 2002-03-31
EDT LEARNING INC
filed 2002-07-15
CIK 1042291

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                        COMMISSION FILE NUMBER _________


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at June 11, 2002 was 14,134,096.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Stockholders of the Registrant to be held on August 16, 2002 are incorporated by reference into Part III of this Report.

================================================================================

                             FORM 10-K REPORT INDEX

                                     PART I
Items 1. and 2. Business and Properties....................................................................     4
Item 3.         Legal Proceedings..........................................................................     6
Item 4.         Submission of Matters to a Vote of Security Holders........................................     6
Item 4A.        Executive Officers.........................................................................     6


                                     PART II
Item 5.         Market for Registrant's Common Stock and Related Shareholder Matters.......................     8
Item 6.         Selected Financial Data....................................................................     9
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations......    10
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk.................................    17
Item 8.         Financial Statements and Supplemental Data.................................................    18
Item 9.         Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......    43


                                    PART III
Item 10.        Directors and Executive Officers of the Registrant.........................................    43
Item 11.        Executive Compensation ....................................................................    43
Item 12.        Security Ownership of Certain Beneficial Owners and Management ............................    43
Item 13.        Certain Relationships and Related Party Transactions.......................................    43


                                     PART IV
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    43

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

     Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, risks associated with affiliations, fluctuation in operating results because of affiliations, changes in government regulations, competition, growth of existing dental practices and the potential need for additional funding. These risks and other factors as may be identified from time to time are described in further detail in the Company's reports filed with the Securities and Exchange Commission or in the Company's press releases.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW

     Headquartered in Phoenix, Arizona, EDT Learning is a leading provider of custom, comprehensive e-Learning business solutions for corporate clients seeking to train non-technical users (individuals with less computer experience.) The Company supports organizations requiring internal training, product demonstration and customer education programs with the goal of mapping e-Learning solutions to business results.

     The Company began in March of 1998 as a dental practice management company under the name Pentegra Dental Group, Inc. Its formation included the simultaneous rollup of dental practices and an initial public offering raising $25 million in initial capital. The Company's initial goals were to provide training and practice enhancement services to its affiliated dental practices spread over 31 states. As early as 1997 the Company delivered proprietary learning systems communication to its remote affiliated offices through its user interface and database driven communication system that employed the Internet and browser technology. The Company subsequently shifted its focus away from the dental practice management industry and toward the e-Learning sector in the summer of 2001 and changed its name to EDT Learning, Inc. (now trading as AMEX:EDT). Beginning in April of 2000, the Company modified the affiliated service agreements with its affiliated dental practices to provide for a fixed fee, limited practice management services and a reduction in the agreement term from 40 years to five years. Commensurate with that change in fiscal 2001, the Company recorded a one-time $23 million charge against earnings related to the elimination of goodwill previously associated with those affiliated service agreements.

     The Company changed its business model from a dental practice management company to an e-Learning company in the first quarter of fiscal 2001. The Company is currently implementing its e-Learning strategy, has a limited operating history with regard to its e-Learning business and is continuing the development and enhancement of its e-Learning product and service offerings and related revenue streams. The Company acquired two e-Learning entities during 2002 and one e-Learning company subsequent to year end and is currently integrating the operations of these entities.

     The Company reported a working capital deficit and negative cash flow from operations for fiscal year 2002. Also, the Company's management service agreements with the affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. These items discussed above and the limited operating history as an e Learning company raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plan with regard to these matters include continued development, marketing and licensing of its e-Learning products and services through both internal growth and acquisition. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to provide adequate cash flows to sustain operations.

E-LEARNING PRODUCTS AND SERVICES

     EDT Learning offers a powerful combination of customizable products including:

* An award winning proprietary instructional design tool (IST) and custom content development system;
* User-intuitive online instruction delivery in both instructor-led live (synchronous) and student self-paced (asynchronous) formats;
*    A comprehensive learning management system (LMS); and,
*    An award-winning suite of Human Resource software and tools which include:
     * Learning Manager (helps managers effectively track and administer the learning and development processes);
     * People Search (provides tools for sourcing, screening and selecting qualified individuals);
     * Performance Coach (equips managers, supervisors and team leaders with the tools to establish goals and, provide consistent, meaningful feedback to employees); and,

     * Career Planner (provides employers and employees with tools to match their career objectives with internal opportunities.

     The Internet has the potential to significantly improve the procurement, deployment and management of learning. However, existing offerings do not take full advantage of the Internet and were not designed to serve as an integrated solution capable of improving the manner in which learning is developed, delivered, and managed across the extended enterprise. The Company believes it is positioned to capture the cross-selling opportunity and to leverage its existing infrastructure using the scale provided by an integrated product. The need to adhere to a structured process for content development cannot be overlooked even though the pressure to produce new programs faster and less expensively is increasing. The Company has produced a streamlined content creation system that reduces development time and the expense of delivering interactive training. This rapid development process incorporates the use of the proprietary IST development tool. This content authoring development tool translates content into html, eliminating the need for programmers to manipulate content into code. This makes it simple for content experts to arrange, re-arrange, add or delete any type of rich media file within training modules because the process-driven authoring tool guides them through each step with years of best practice standards already built in. The result is increased delivery speed, lower cost, greater flexibility, and better response to business change requirements.

     The Company offers custom Self-Paced, Interactive Learning solutions developed specifically to help organizations solve business objectives. This training method is rapidly emerging as a more mainstream alternative to traditional methods (training delivered in a room with a live instructor to a live audience). While instructor-led sessions have their advantages, the economics and logistical headaches involved in coordinating an instructor, student body, course outline and classroom have forced many organizations to find other ways to supplement instructor-led training. The Company believes when students control their own pace and sequence, they can better manage their time and complete the course-work with higher material retention. Combined with the Company's LMS, Self-Paced students can easily see where they are in a module at any given time because the LMS records and displays that information in real-time. Both the student and the organization have complete information on course progress and results.

     In addition to interactive web-based asynchronous training, the Company offers a synchronous (live instructor-led) learning solution utilizing advanced audio and graphics. The student is provided this instructor-led classroom experience through the use of third party software and a Java-enabled application. This live online classroom enables the student to interact with instructors and other students and offers advanced features such as real-time surveys, un-interrupted questioning of the instructor, and chat with other students. The Company's innovative solution delivers engaging interactive content over the Internet while voice portions are delivered using an analog phone line to maximize bandwidth connections.

     The Company's LMS was created to be a web-based content delivery and data management system. It was developed to specific design requirements to meet the skill level of its customer base. Specifically, content needed to be delivered over low bandwidth connections and needed to be cross browser compatible. In addition, the Company needed to be able to integrate student profiles with its other online products and report the information to its customers' learning administrators. The testing system is database enabled which provides the flexibility for the learning administrator to create test questions and determine specific testing requirements. The LMS can provide multiple test environments to meet user needs and the administrator also has the ability to change the questions.

COMPETITIVE ADVANTAGE

     To be able to compete in this growing and evolving market, the Company has identified what it believes is a competitive advantage, a desirable and differentiated e-Learning solution and an effective marketing strategy. The Company's established competencies, size, and comprehensive solution all contribute to what it believes to be a significant barrier to entry in its specific part of the e-Learning market. By combining a proprietary instructional design tool, user-intuitive online delivery, the Company's LMS, and a suite of WorkForce Management Solutions, the Company provides uniquely effective and efficient custom e-Learning solutions. The Company believes that this comprehensive approach allows organizations to implement e-Learning faster, more efficiently and without the risks inherent in integrating multiple vendors and products.

SALES AND MARKETING

     The Company's marketing strategy is focused on building and expanding relationships in its existing customer base, establishing channels to penetrate the Fortune 1000, and attempting to penetrate the mid market. Although currently a majority of the Company's e-Learning revenue is short-term content development revenue, the Company looks to obtain multi-year agreements providing long-term revenues and a backlog of training revenues. The Company utilizes both direct and indirect sales through channel partners to achieve market coverage. Our direct sales force focuses on mid-sized and enterprise level customers. Our channel sales force focuses on potential resellers of our product that are currently selling off-the-shelf content or partners with similar customer profiles. The sales team is organized by territory and named accounts.

     The Company has historical expertise and a customer base of leading corporations in focused markets, with special emphasis in Product Training; Call Center Training; Software Training; Human Resources Training and Soft Skills Education. Its client list includes those inside and outside of the Fortune 1000 including Federal Express, Hilton Hotels, International Paper, Time Warner, Oral-B, Zeiss Optical, Wells Fargo, Bank of America, Discover Card, Deluxe Checks, and many others.

EMPLOYEES

     As of March 31, 2002, the Company employed 52 persons at its corporate offices and 9 persons at its Memphis, Tennessee office. None of the Company's employees are represented by collective bargaining agreements. The Company considers its employee relations to be good.

DENTAL PRACTICE SERVICES

     The Company continues to provide services to its Affiliated Practices in accordance with the modified service agreements. The actual terms of the various service agreements vary slightly on a case-by-case basis, depending on negotiations with the individual Affiliated Practices. Those modified service agreements require in general that the Company provide: access to online practice enhancement services; access to online tools and payroll services; access to certain on-site consulting and seminar programs; and the use of the tangible assets owned by the Company located at each affiliated dental practice location. The service fees payable to the Company under the modified service agreements are guaranteed by the owner-dentists.

     At March 31, 2002, 2001 and 2000, the Company had service agreements with 62, 85 and 96 practices in 22, 28 and 29 states respectively.

ITEM 3. LEGAL PROCEEDINGS

     The Company has pending lawsuits against eight Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Three Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail both in the recovery of damages from the Affiliated Practices as well as a defense to the alleged counter-claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company (ages are as of March 31, 2002):

James M. Powers, Jr.   46   Chairman, President and Chief Executive Officer
Charles M. Sanders     45   Senior Vice President, Chief Operation Officer and
                            Chief Financial Officer
James L. Dunn, Jr.     40   Senior Vice President, General Counsel and Chief
                            Development Officer

JAMES M. POWERS, JR., MBA
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
James Powers, Jr., has served as Chairman, President and CEO of the Company since December 1998. Mr. Powers guided the Company through its initial growth and acquisition phase and subsequent transformation from a dental practice management company to a provider of uniquely effective and efficient custom e-Learning solutions supporting companies in multi-industries. Dr. Powers joined the Company through the merger with Liberty Dental Alliance, Inc., a Nashville based company where he was the Founder, Chairman and President. Prior to founding Liberty, he was a Founder and Chairman of Clearidge, Inc., a privately held bottled water company in Nashville, Tennessee, that became one of the largest, independent bottlers in the Southeast and was sold to Suntory, Inc. Powers also is a Founder and Director of Barnhill's Country Buffet, Inc., a chain of 43 restaurants in the Southeast. He received a Doctor of Dental Surgery Degree from The University of Tennessee and received his MBA from Vanderbilt University's Owen Graduate School of Management.

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

JAMES L. DUNN, JR., JD, CPA
GENERAL COUNSEL, SENIOR VICE PRESIDENT, AND CHIEF DEVELOPMENT OFFICER
James L. Dunn, Jr., assisted with the formation of the Company and was an integral part of the road show management team during the Company's initial public offering. While the Company's focus was as a consolidator of dental practices in the dental industry, Mr. Dunn was responsible for all development and consolidation activities including the acquisition of dental practices and dental practice management companies. In the first twelve months of operation, he managed the acquisition of over fifty (50) dental practices thereby doubling the Company's annual revenue to $57 Million. Mr. Dunn assumed the role of General Counsel in March of 2000 and managed the legal transition of the Company from its dental management beginnings to its current e-learning focus. He is an attorney and CPA receiving his law degree from Southern Methodist University School of Law in 1987 and his Bachelor's Degree in Business Administration-Accounting from Texas A & M University in 1984.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     MARKET INFORMATION, HOLDERS AND DIVIDEND

     The Company's Common Stock has been traded on the American Stock Exchange system under the symbol "EDT" since August 25, 2000, prior to that the Company's Common Stock was traded on the American Stock Exchange System under the symbol "PEN". The following table sets forth the range of the reported high and low sales prices of the Company's Common Stock for the year, ended March 31, 2002 and 2001:

     2002                                            HIGH     LOW
     -----                                          -----    -----
     First Quarter                                  $0.63    $0.41
     Second Quarter                                 $0.50    $0.31
     Third Quarter                                  $1.79    $0.44
     Fourth Quarter                                 $1.45    $0.90



     2001                                            HIGH     LOW
     -----                                          -----    -----
     First Quarter                                  $1.63    $0.50
     Second Quarter                                 $0.63    $0.38
     Third Quarter                                  $0.44    $0.19
     Fourth Quarter                                 $0.73    $0.22

     As of June 11, 2002, there were approximately 296 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock. The last reported sale price of the Common Stock on the American Stock Exchange as of March 31, 2002 was $1.00 per share.

     The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividend on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company that has been derived from consolidated financial statements that have been audited. The selected financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

STATEMENT OF OPERATIONS DATA:

                                                                                                                     FOR THE
                                                                                                                   PERIOD FROM
                                                                                                                    INCEPTION,
                                                                                                     THREE MONTHS  FEBRUARY 21,
                                              YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED      ENDED      1997 THROUGH
                                               MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,   DECEMBER 31,
                                                 2002          2001          2000          1999          1998          1997
                                               --------      --------      --------      --------      --------      --------
Net revenue ...............................    $  9,264      $  8,320      $ 56,988      $ 38,824      $     --      $     --
Operating expenses ........................       8,227        32,708        59,476        36,940         1,800         1,354
                                               --------      --------      --------      --------      --------      --------
Earnings (loss) from operations ...........       1,037       (24,388)       (2,488)        1,884        (1,800)       (1,354)
                                               --------      --------      --------      --------      --------      --------
Income (loss) before income
   taxes and extraordinary item ...........       1,540       (24,987)       (3,497)        1,717        (1,960)       (1,354)
Income tax expense (benefit) ..............          --            --         2,213          (525)           --            --
                                               --------      --------      --------      --------      --------      --------
Net income (loss) before
   extraordinary item .....................       1,540       (24,987)       (5,710)        2,242        (1,960)       (1,354)
Extraordinary item, net ...................       4,265            70           350            --            --            --
                                               --------      --------      --------      --------      --------      --------
Net income (loss) .........................       5,805       (24,917)       (5,360)        2,242        (1,960)       (1,354)
Preferred stock dividend ..................          --            --            --            --        (1,070)           --
                                               --------      --------      --------      --------      --------      --------
Income (loss) attributable to
   common stock ...........................    $  5,805      $(24,917)     $ (5,360)     $  2,242      $ (3,030)     $ (1,354)
                                               ========      ========      ========      ========      ========      ========
Earnings (loss) per common share - basic:
   Earnings (loss) before
     extraordinary item ...................    $   0.13      $  (2.38)     $  (0.55)     $   0.29
   Extraordinary item .....................        0.36           .01          0.03            --
                                               --------      --------      --------      --------
   Net earnings (loss) ....................    $   0.49      $  (2.37)     $  (0.52)     $   0.29
                                               ========      ========      ========      ========
Earnings (loss) per common share - diluted:
   Earnings (loss) before
     extraordinary item ...................    $   0.12      $  (2.38)     $  (0.55)     $   0.29
   Extraordinary item .....................        0.34           .01          0.03            --
                                               --------      --------      --------      --------
   Net earnings (loss) ....................    $   0.47      $  (2.37)     $  (0.52)     $   0.29
                                               ========      ========      ========      ========
BALANCE SHEET DATA:

Cash and cash equivalents .................    $  1,498      $  1,051      $    553      $  1,047      $  6,708            --
Working capital (deficit) .................      (1,538)       (1,440)        1,330         4,224         3,640            --
Total assets ..............................      15,587         9,191        37,906        37,127        10,633            --
Long-term debt, less current
   maturities .............................       6,499        11,461        14,829        13,134           368            --
Total shareholder's equity
   (deficit) ..............................       3,534        (6,654)       19,007        20,760         6,996            --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE BASED ON CURRENT PLANS AND EXPECTATIONS OF EDT LEARNING, INC. AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE ACTIVITIES AND RESULTS OF OPERATIONS TO BE MATERIALLY DIFFERENT FROM THAT SET FORTH IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, AMONG OTHERS, RISKS ASSOCIATED WITH AFFILIATIONS, FLUCTUATIONS IN OPERATING RESULTS BECAUSE OF AFFILIATIONS AND VARIATIONS IN STOCK PRICE, CHANGES IN GOVERNMENT REGULATIONS, COMPETITION, RISKS OF OPERATIONS AND GROWTH OF EXISTING AFFILIATED DENTAL PRACTICES, RISKS RELATED TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN AND RISKS DETAILED IN EDT LEARNING'S SEC FILINGS.

OVERVIEW

     Headquartered in Phoenix, Arizona, EDT Learning is a leading provider of custom, comprehensive e-Learning business solutions for corporate clients seeking to train non-technical users (individuals with less computer experience). The Company supports organizations requiring internal training, product demonstration and customer education programs with the goal of mapping e-Learning solutions to business results.

HISTORY

     The Company began in March of 1998 as a dental practice management company under the name Pentegra Dental Group, Inc. Its formation included the simultaneous rollup of dental practices and an initial public offering raising $25 million in initial capital. The Company's initial goals were to provide training and practice enhancement services to its affiliated dental practices spread over 31 states. As early as 1997 the Company delivered proprietary learning systems communication to its remote affiliated offices through its user interface and database driven communication system that employed the Internet and browser technology. The Company subsequently shifted its focus away from the dental practice management industry and toward the e-Learning sector in the summer of 2001 and changed its name to EDT Learning, Inc. (now trading as AMEX:EDT). Beginning in April of 2000, the Company modified the affiliated service agreements with its affiliated dental practices to provide for a fixed fee, limited practice management services and a reduction in the agreement term from 40 years to five years. Commensurate with that change in fiscal 2001, the Company recorded a one-time $23 million charge against earnings related to the elimination of goodwill previously associated with those affiliated service agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     The Company recognizes revenue and profit as work progresses on learning contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2002.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with the acquisitions. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets, thereby possibly requiring an impairment charge in the future. As of March 31, 2002, no such impairment has been identified by the Company.

     The Company has recorded a full valuation allowance to reduce the carrying value of its net deferred tax assets because it has concluded that it is not likely it will be recognized due to the lack of operating history and implementation of its learning business plan and the modification of its management service agreements. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

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

     In connection with the execution of its e-learning strategy, the Company acquired two companies during the year ended March 31, 2002, Learning-Edge and ThoughtWare Technologies, Inc.

     On October 1, 2001, the Company acquired all of the outstanding capital stock of Learning-Edge, Inc.; an Arizona based private e-learning company. The Company issued 1,950,000 common shares and $1.1 million of debt under the terms of the acquisition agreement. The debt bears interest at rates ranging from 7.5% to 9.0% and is due in two equal installments on October 1, 2003 and on October 1, 2004, respectively. If the Company raises additional capital in excess of $3 million, the payment schedule accelerates (see Liquidity and Capital Resources). The Company also assumed approximately $2.9 million of Learning-Edge debt as part of this acquisition. The operating results of Learning-Edge are included with the Company as of October 1, 2001.

     On January 15, 2002, the Company acquired all of the outstanding capital stock of ThoughtWare Technologies, Inc.; a Tennessee based private company. The Company issued 1,550,000 common shares under the terms of the acquisition agreement. The Company also assumed approximately $1.5 million of ThoughtWare debt as part of this acquisition. Since January 2002, operating results of ThoughtWare are included with the Company's results from operations.

     The Company continues to provide services to its Affiliated Practices in accordance with the modified service agreements. The actual terms of the various service agreements vary slightly on a case-by-case basis, depending on negotiations with the individual Affiliated Practices. Those modified service agreements require in general that the Company provide: access to online practice enhancement services; access to online tools and payroll services; access to certain on-site consulting and seminar programs; and the use of the tangible assets owned by the Company located at each affiliated dental practice location. The service fees payable to the Company under the modified service agreements are guaranteed by the owner-dentists.

     At March 31, 2002, 2001 and 2000, the Company had service agreements with 62, 85 and 96 practices in 22, 28 and 29 states respectively. The Company periodically assesses the need for impairment of its intangible assets related to its service agreements and recorded a $23 million impairment charge during the year ended March 31, 2001.

     The operations of the Company involve many risks, which, even through a combination of experience, knowledge and careful evaluation, may not be overcome. These risks include the fact that the market for e-learning products and services is in the early stages of development and may not grow to a sufficient size or at a sufficient rate to sustain the Company's business. The Company also faces intense competition from other e-learning providers and may be unable to compete successfully. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical and other resources and therefore may be able to more quickly respond to changing opportunities or customer requirements. New competitors are also likely to enter this market in the future due to the lack of significant barrier to entry in the market share. The Company cannot assure investor s that it will be able to contend effectively with such increased competition.

     REVENUES

     Total revenues generated for the year ended March 31, 2002 ("fiscal 2002") and March 31, 2001 ("fiscal 2001") were $9.3 million and $8.3 million respectively, an increase of $1.0 million. The Company recognized $2.7 million in learning revenues in fiscal 2002. There were no learning revenues in fiscal 2001 due to the Company's previous business strategy. Revenue from dental contacts decreased by $1.7 million in fiscal 2002 as compared to fiscal 2001 due to the modification and termination of certain dental contracts. Dental contract revenue will continue to decline as the contracts reach their expiration dates, generally over the next 12 to 21 months.

     Total revenues generated for the year ended March 31, 2001 ("fiscal 2001") and March 31, 2000 ("fiscal 2000") were $8.3 million and $57.0 million respectively, a decrease of $48.7 million. The decrease is primarily due to the modification and termination of the service agreements and the resulting elimination of pass through revenue and expense reporting. Net revenue generated by paying the operating expenses of the Affiliated Practices was $46.4 million in fiscal 2000. There were no learning revenues in fiscal 2001 or fiscal 2000.

     OPERATING EXPENSES

     Operating expenses consist of research and development, sales and marketing, general and administrative, depreciation and amortization expenses and impairment of assets. The Company incurred operating expenses of $8.2 million in fiscal 2002, a decrease of $24.5 million from fiscal 2001, operating expenses of $32.7 million, primarily due to the Company's strategic change of business and the absence of the $23 million impairment charge recorded fiscal 2001.

     Fiscal 2001 operating expenses were $32.7 million, a $26.8 million decrease from fiscal 2000 operating expenses of $59.5 million. The decrease is primarily due to the elimination of pass thought revenue and expense reporting. Dental reimbursed expenses were $0 and $46.4 million in fiscal 2001 and 2000, respectively. General and administrative expenses decreased by $3.3 million and depreciation and amortization expenses decreased by $136,000 during fiscal 2001. These decreases were offset by the impairment charge of $23 million recorded in fiscal 2001.

     Research and development expenses include expenses incurred in connection with the provision of e-learning services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses were $2.3 million for fiscal 2002 and are a result of the Company's decision to implement its eCommerce and e-learning strategy. There were no research and development expenses during fiscal 2001or fiscal 2000.

     Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $1.1 million for fiscal 2002 and are a result of the Company's decision to implement its eCommerce and e-learning strategy. There were no sales and marketing expenses during fiscal 2001or fiscal 2000.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel (primarily related to practice development), office costs and other general corporate expenses.

     During fiscal 2002 and 2001, general and administrative expenses were $2.7 million and $7.3 million respectively, a decrease of $4.6 million. General and administrative expenses decreased primarily due to the Company's change in strategy and reduction in dental practice management activity and was composed of decreases in bad debt expense of $2.3 million; salaries and wages of $1.1 million; professional services of $546,000; office and telephone of $304,000; insurance of $185,000 and travel expenses of $167,000.

     Fiscal 2001 general and administrative expenses were $7.3 million, a $3.3 million decrease from fiscal 2000 operating expenses of $10.6 million. The decrease is primarily due to decreases in bad debt expense of $2.8 million, professional fees of $209,000, seminars and education of $156,000, and salaries and wages of $97,000.

     Fiscal 2002 depreciation and amortization expenses were $2,089,000, a $279,000 decrease from fiscal 2001 depreciation and amortization expenses of $2,386,000. The decrease is primarily due to the modification and terminations of the service agreements that returned ownership of dental practice equipment to the related dental practices. A portion of this decrease was offset by depreciation of the property and equipment purchased in the acquisitions of Learning-Edge, Inc. and ThoughtWare Technologies, Inc.

     Fiscal 2001 depreciation and amortization expenses were $2,368,000, a $136,000 decrease from fiscal 2000 depreciation and amortization expenses of $2,504,000. The decrease is primarily due to the modification and terminations of the service agreements as noted above.

     DENTAL REIMBURSED EXPENSES

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

     INCOME TAX EXPENSE

     The Company recorded no tax expense during fiscal 2002 due to the utilization of its net operating loss carryforward. At March 31, 2002, the Company has a net deferred tax asset of $5.8 million with a corresponding valuation allowance. Additionally, the Company also has $4.5 million of available deductions related to the increase in tax basis of the assets acquired in the Affiliations. The Company's tax benefits are scheduled to expire over a period of six to fourteen years.

     The Company recorded no tax benefit during fiscal 2001 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its eBusiness plan. At March 31, 2001, the Company has a net deferred tax asset of $9.6 million with a corresponding valuation allowance.

     Income tax expense for fiscal 2000 totaled $2.2 million. The expense arose primarily because the Company recorded a valuation allowance for its entire deferred tax asset. The Company recorded the valuation allowance because it concluded it is not likely it would be able to recognize the tax assets because of no operating history of its new implementation of eBusiness plan and the modification of its management services agreements.

RECENT ACCOUNTING PROUNCEMENTS

     In June 2001, the Financial Accounting Standard Board issued SFAS 142, "Goodwill and Other Intangible Assets" which established standards for reporting acquired goodwill and other intangible assets. This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite life intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. The statement is also effective for business combinations subsequent to June 30, 2001, whether or not the statement has been adopted in full. The Company has $7.6 million of goodwill included in its balance sheet at March 31, 2002. Of this balance, $7.3 million relates to acquisitions closed subsequent to June 30, 2001, and is not being amortized. Goodwill amortization for the year ended March 31, 2002 was $91,000 before the provisions of SFAS 142 were applied. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting. The statement does not result in the elimination of amortization of the Company's service agreements because under the scope of the statement only goodwill resulting from acquisitions under the purchase method of accounting, and not other identifiable intangible assets, is subject to being no longer amortized.

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this stop must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of fiscal 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year and pursuant to the requirements of SFAS 142 will be completed during the first quarter of fiscal 2003. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associates with the retirement of tangible long-lived assets and the associates asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the financial position and results of operations of the Company.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 includes among other things, the rescission of SFAS No. 4, which required that gains and losses from early extinguishments of debt be classified as an extraordinary item, net of related income tax effects. Under the new guidance of SFAS No. 145, losses from early extinguishments of debt will be classified as extraordinary items when the losses are considered unusual in nature and infrequent in occurrence. SFAS No. 145 will be effective for the Company on April 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company changed its business model from a dental practice management company to an e-Learning company in the first quarter of fiscal 2001. The Company is currently implementing its e-Learning strategy, has a limited operating history with regard to its e-Learning business and is continuing the development and enhancement of its e-Learning product and service offerings and related revenue streams. The Company acquired two e-Learning entities during 2002 and one e-Learning company subsequent to year end and is currently integrating the operations of these entities.

     The Company reported a working capital deficit and negative cash flow from operations for fiscal year 2002. Also, the Company's management service agreements with the affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. These items discussed above and the limited operating history as an e Learning company raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plan with regard to these matters include continued development, marketing and licensing of its e-Learning products and services through both internal growth and acquisition. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to provide adequate cash flows to sustain operations.

     In order to increase its liquidity, the Company has developed a plan consisting of the following strategies; (i) continued implementation of its e-Learning based strategic business plan through both internal growth and acquisition and (ii) acceleration of cash collections from affiliated dental practices by offering a sale of the dental practices management service agreements earlier than contractually required.

     The Company has made other acquisitions, and management expects that other e-learning businesses will be acquired in the future. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company at all, or without substantial costs, delays or other problems. There can be no assurance that businesses acquired will achieve sales and profitability that justify the investment made by the Company. Any inability on the part of the Company to control these risks effectively and integrate and manage acquired businesses could have a material adverse effect on the Company. Acquisitions may result in increased depreciation and amortization expense; increase interest expense, increased financial leverage or decrease operating results.

     The Company's service agreements with affiliated dental practices begin to expire on March 31, 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During fiscal 2002, the Company received $2.9 million in cash from terminating the service agreements with Affiliated Practices. These cash collections accelerate the date at which the Company would be required to sustain its operations solely on cash collections derived from e-learning revenues. However, there can be no assurance that the Company's e-learning strategies will be achieved or that the affiliated dental practices will continue to agree upon terms acceptable to the Company.

     At March 31, 2002, the Company had a working capital deficit of $1.5 million. Current assets included $1.5 million in cash and $1.4 million in accounts and notes receivable. Current liabilities consisted of $853,000 of deferred revenue, $1.8 million of current maturities of long-term debt and capital leases and $2.2 million in accounts payable and accrued liabilities.

     During fiscal 2002, the Company used $2.2 million for operating activities, primarily from the use of working capital. The Company generated $1.4 million cash from operating activities during fiscal 2001 and used $0.6 million for operating activities in fiscal 2000.

     The Company had outstanding total debt (secured and unsecured promissory notes) of $7.8 million at March 31, 2002. Of that amount, the Company has $4.6 million of convertible redeemable subordinated notes, which mature on March 29, 2012. The remaining balance of $3.2 million is owed to various parties with differing maturities as follows: $398,000 are unsecured notes which arose as part of the Company's initial public offering and are due on March 30, 2003; $121,000 are unsecured promissory notes of which were issued to former shareholders of Omega Orthodontics, Inc. or were assumed by the Company as part of its acquisition of Omega Orthodontics, Inc. and are due in fiscal 2003 and 2004. $1.5 million are unsecured promissory notes of which $1.1 million were issued to former shareholders of Learning-Edge, Inc. and $0.4 million were assumed by the Company as part of its acquisition of Learning-Edge, Inc. These notes mature in fiscal 2004 and 2005. $1.2 million are unsecured convertible promissory notes which were issued to dentists which the Company affiliated with as part of its dental practice management business and are due one half in November 2002 and one half in November 2003.

     The following schedule details all of the Company's indebtedness and the required payments related to such obligations at March 31, 2002 (in thousands):

                                                   DUE IN LESS     DUE IN ONE TO    DUE IN FOUR TO    DUE AFTER
                                      TOTAL       THAN ONE YEAR     THREE YEARS       FIVE YEARS      FIVE YEARS
                                     --------     -------------     -----------       ----------      ----------
Long term debt ...................   $  8,968       $  1,337         $  1,856          $     --        $  5,775
Capital lease obligations ........      1,127            530              580                17              --
Operating lease obligations ......      2,843            583            1,087               889             284
                                     --------       --------         --------          --------        --------
Total commitments ................   $ 12,938       $  2,450         $  3,523          $    906        $  6,059
                                     ========       ========         ========          ========        ========

     In March 2002, the Company completed a Private Placement Offering ("the Offering") raising capital of $5,775,000. Under the terms of the Offering, the Company issued convertible redeemable subordinated notes ("the notes") and warrants to purchase 5,775,000 shares of the Company's common stock. The notes bear interest at 12% per annum and require quarterly interest payments with the principle due at maturity on March 29, 2012. The note holders may convert the notes into shares of the Company's common stock at a price equal to $1.00 per share. The Company may force redemption of the notes into shares of the Company's common stock at the conversion price, if at any time the closing price of the Company's common stock equals or exceeds $3.00 per share for twenty consecutive trading days. The notes are subordinated to any present or future senior indebtedness, with no waiver required.

     The exercise price for the warrants is $3.00 per share. The Company may force redemption of the warrants into shares of the Company's common stock at the exercise price, if at any time the closing price of the Company's common stock equals or exceeds $5.50 per share for twenty consecutive trading days. The warrants expire on March 29, 2005. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of 3 years, volatility of 75%, divided yield of 0% and a risk-free rate of 3.87%. The fair value was then used to calculate the discount of $1,132,000 in accordance with APB No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants," which will be amortized to interest expense over the next three years. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and will be amortized to interest expense over the term of the notes. Upon conversion, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion.

     The proceeds from the Offering were used to retire the Bank One credit facility and to provide working capital for the Company. The Company paid $4.4 million to Bank One to retire the $8.6 million credit facility resulting in a $4.2 million extraordinary gain. The credit facility was collateralized by liens on certain of the Company's assets, including its rights under the management services agreements, accounts receivable and notes receivable. The liens were released in connection with the retirement of the facility.

     In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). During fiscal 2002, $55,000 of these notes were returned by the holders to offset amounts owed to the Company. The Learning-Edge Notes bear interest rates ranging from at 7.5% to 9.0% and are due in two equal installments on October 1, 2003 and on October 1, 2004, respectively. If the Company raises additional capital equal to or in excess of $3 million, the payment schedule accelerates as follows:

                         CAPITAL                   PRINCIPAL TO
                         RAISED                      BE REPAID
               ----------------------------        ------------
               $3.0 million                             25%
               $3.0 to $3.5 million                     40%
               $3.5 million to $4.0 million             55%
               $4.0 to $4.5 million                     70%
               $4.5 million to $5.0 million             85%
               Greater than $5.0 million                100%

     The holders of the Learning-Edge Notes waived the accelerated payment schedule in relation to the Offering.

     In fiscal 2002, 2001 and 2000, the Company entered into capital lease agreements for the purchase of equipment of $373,000, $22,000 and $1.4 million, respectively.

     Cash generated from investing activities was from the $2.9 million in cash received from service agreement termination in fiscal 2002, from the collection of notes receivable of $743,000, $533,000 and $116,000 in fiscal 2002, 2001 and
2000, respectively. Cash used in investing activities was $40,000, $138,000 and $347,000 for the purchases of capital equipment in fiscal 2002, 2001 and 2000, respectively, and $118,000 related to acquisitions in fiscal 2002. Uses of cash also include the issuance of notes receivable to Affiliated Practices of $0, $24,000 and $279,000 in fiscal 2002, 2001 and 2000, respectively.

     The Company received $5.8 million from the Offering in fiscal 2002. There were no draws on the Bank One credit facility in fiscal 2002 or 2001. In fiscal 2000, $2.1 million was drawn on the Bank One credit facility. During fiscal 2002, 2001 and 2000, $5.8 million, $1.2 million and $984,000 was used to repay long-term debt, including the retirement of the Bank One credit facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have not traded or otherwise bought and sold derivatives nor do we expect to in the future. We also do not invest in market risk sensitive instruments for trading purposes.

     The primary objective of the Company's investment activity is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents in a variety of money market funds.

     As of March 31, 2002, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $3.5 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtness bear fixed interest rates of 6% to 9%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
FINANCIAL STATEMENTS:
Report of Independent Accountants........................................   19
Consolidated Balance Sheets at March 31, 2002 and 2001...................   20
Consolidated Statements of Operations for the years ended
  March 31, 2002, 2001 and 2000..........................................   21
Consolidated Statements of Shareholders' Equity (Deficit) for the
  years ended March 31, 2002, 2001 and 2000..............................   22
Consolidated Statements of Cash Flows for the years ended
  March 31, 2002, 2001 and 2000..........................................   23
Notes to Consolidated Financial Statements...............................   24

FINANCIAL STATEMENTS SCHEDULE:
Report of Independent Accountants........................................   46
Schedule II - Valuation and Qualifying Accounts for the years ended
  March 31, 2002, 2001 and 2000..........................................   47

All other schedules are omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of
EDT Learning, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of EDT Learning, Inc. and its Subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring negative cash flows from operations and working capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
Phoenix, Arizona

July 11, 2002

                       EDT LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           MARCH 31,   MARCH 31,
                                                                                             2002        2001
                                                                                           --------    --------
                                         ASSETS
Current Assets:
   Cash and cash equivalents ...........................................................   $  1,498    $  1,051
   Accounts receivable, net of allowance for doubtful accounts of $754 and
     $1,147, respectively ..............................................................        824         195
   Prepaid expenses and other current assets ...........................................        427         128
   Notes receivable from affiliated practices-current, net of allowance for doubtful
     accounts of $402 and $323, respectively ...........................................        536         261
                                                                                           --------    --------
     Total current assets ..............................................................      3,285       1,635

   Property and equipment, net .........................................................      2,137       3,279
   Intangible assets, net ..............................................................      9,463       3,107
   Notes receivable from affiliated practices, net of allowance for doubtful accounts
     of $690 and $1,766, respectively ..................................................        493       1,059
   Other assets ........................................................................        209         111
                                                                                           --------    --------
    Total assets .......................................................................   $ 15,587    $  9,191
                                                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long term debt ...................................................   $  1,337    $    471
   Accounts payable and accrued liabilities ............................................      2,203       1,207
   Current portion of deferred revenue .................................................        853       1,052
   Current portion of capital lease liabilities ........................................        430         345
                                                                                           --------    --------
     Total current liabilities .........................................................      4,823       3,075

Long term debt, less current maturities ................................................      5,367      11,461
Capital lease liabilities ..............................................................        536         643
Deferred revenue .......................................................................        195         666
                                                                                           --------    --------
     Total liabilities .................................................................     10,921      15,845

Commitments and contingencies (Note 16)

Shareholders' equity (deficit):
   Common stock, $.001 par value 40,000,000 shares authorized, 15,281,485 and
      11,721,664 issued, respectively ..................................................         15          12
   Additional paid-in capital ..........................................................     31,336      25,809
   Accumulated deficit .................................................................    (25,544)    (31,349)
   Less: Treasury shares at cost: 1,179,630 and 1,149,116, respectively ................     (1,141)     (1,126)
                                                                                           --------    --------
     Total shareholders' equity (deficit) ..............................................      4,666      (6,654)
                                                                                           --------    --------

     Total liabilities and shareholders' equity (deficit) ..............................   $ 15,587    $  9,191
                                                                                           ========    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                       MARCH 31,     MARCH 31,     MARCH 31,
                                                                         2002          2001          2000
                                                                       --------      --------      ---------
Revenues:
   Learning .......................................................    $  2,682      $     --      $     --
   Dental contracts ...............................................       6,582         8,320        56,988
                                                                       --------      --------      ---------
     Total revenues ...............................................       9,264         8,320        56,988

Operating expenses:
   Research and development .......................................       2,323            --            --
   Sales and marketing ............................................       1,123            --            --
   Dental reimbursed expenses .....................................          --            --        46,386
   General and administrative .....................................       2,692         7,340        10,586
   Depreciation and amortization ..................................       2,089         2,368         2,504
   Impairment of assets ...........................................          --        23,000            --
                                                                       --------      --------      ---------
     Total operating expenses .....................................       8,227        32,708        59,476
                                                                       --------      --------      ---------

Earnings (loss) from operations ...................................       1,037       (24,388)       (2,488)

 Interest expense .................................................       1,040         1,358         1,310
 Interest income ..................................................        (238)         (352)         (208)
 Other income .....................................................      (1,305)         (407)          (93)
                                                                       --------      --------      ---------
                                                                           (503)          599          1,009

Income (loss) before income taxes and extraordinary item ..........       1,540       (24,987)       (3,497)
Income tax expense ................................................          --            --         2,213
                                                                       --------      --------      ---------

Income (loss) before extraordinary item ...........................       1,540       (24,987)       (5,710)
Extraordinary item - gain on debt forgiveness (net of tax
 effect of $0) ....................................................       4,265            70           350
                                                                       --------      --------      ---------

Net income (loss) .................................................    $  5,805      $(24,917)     $ (5,360)
                                                                       ========      ========      =========

 Earnings (loss) per common share - basic:
   Earnings (loss) before extraordinary item ......................    $   0.13      $  (2.38)     $   (0.55)
   Extraordinary item .............................................        0.36          0.01           0.03
                                                                       --------      --------      ---------
   Net earnings (loss) ............................................    $   0.49      $  (2.37)     $   (0.52)
                                                                       ========      ========      =========

 Earnings (loss) per common share - diluted:
   Earnings (loss) before extraordinary item ......................    $   0.12      $  (2.38)     $   (0.55)
   Extraordinary item .............................................        0.34          0.01           0.03
                                                                       --------      --------      ---------
   Net earnings (loss) ............................................    $   0.47      $  (2.37)     $   (0.52)
                                                                       ========      ========      =========

 Number of shares used in calculation of earnings (loss) per share:
    Basic .........................................................      11,930        10,496        10,356
    Diluted .......................................................      12,466        10,496        10,356


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                                          TOTAL
                                                        COMMON             ADDITIONAL                                  SHAREHOLDERS'
                                               ------------------------      PAID IN      ACCUMULATED     TREASURY        EQUITY
                                                 SHARES         AMOUNT       CAPITAL        DEFICIT         STOCK        (DEFICIT)
                                               ---------      ---------     ---------      ---------      ---------      ---------
Balances, April 1, 1999 ....................       9,103      $       9     $  21,823      $  (1,072)     $      --      $  20,760

Issuance of common stock ...................       1,893              2         3,836             --             --          3,838
Shares repurchased .........................        (175)            --          (297)            --           (176)          (473)
Issuance of options for compensation .......          --             --            54             --             --             54
Net loss ...................................          --             --            --         (5,360)            --         (5,360)
Tax benefit related to assets acquired .....
   in affiliations .........................          --             --           188             --             --            188
                                               ---------      ---------     ---------      ---------      ---------      ---------
Balances, March 31, 2000 ...................      10,821             11        25,604         (6,432)          (176)        19,007

Issuance of common stock ...................         998              1           307             --             --            308
Shares repurchased .........................         (97)            --          (102)            --           (950)        (1,052)
Net loss ...................................          --             --            --        (24,917)            --        (24,917)
                                               ---------      ---------     ---------      ---------      ---------      ---------
Balances, March 31, 2001 ...................      11,722             12        25,809        (31,349)        (1,126)        (6,654)

Issuance of common stock ...................       3,559              3         3,219             --             --          3,222
Issuance of warrants .......................          --             --            44             --             --             44
Issuance of warrants in connection
  with convertible redeemable
  subordinated notes .......................          --             --         1,132             --             --          1,132
Beneficial conversation feature
  associated with convertible
  redeemable subordinated notes ............          --             --         1,132             --             --          1,132
Shares repurchased .........................          --             --            --             --            (15)           (15)
Net income .................................          --             --            --          5,805             --          5,805
                                               ---------      ---------     ---------      ---------      ---------      ---------
Balances, March 31, 2002 ...................      15,281      $      15     $  31,336      $ (25,544)     $  (1,141)     $   4,666
                                               =========      =========     =========      =========      =========      =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE YEAR  FOR THE YEAR  FOR THE YEAR
                                                                    ENDED         ENDED         ENDED
                                                                   MARCH 31,     MARCH 31,     MARCH 31,
                                                                     2002          2001          2000
                                                                   --------      --------      --------
Cash flows from operating activities
Net income (loss) ..............................................   $  5,805      $(24,917)     $ (5,360)
Adjustment to net income (loss)
   Provision for (recovery of) bad debts .......................       (603)        1,705         4,505
   Impairment of assets ........................................         --        23,000            --
   Depreciation and amortization ...............................      2,089         2,368         2,504
   Stock options and warrant expense ...........................         44            --            54
   Extraordinary gain on debt forgiveness ......................     (4,265)          (70)         (350)
   Gain on practice terminations ...............................     (1,295)           --            --
   Deferred income taxes .......................................         --            --         2,161
 Changes in operating assets and liabilities
     Accounts receivable .......................................     (1,275)          110        (2,383)
     Prepaid expenses and other current assets .................        222           111          (168)
     Other assets ..............................................        (88)           75            --
     Accounts payable and accrued liabilities ..................       (576)         (925)       (1,591)
     Deferred revenue ..........................................     (2,229)          (85)           --
                                                                   --------      --------      --------
       Net cash provided by (used in) operating activities .....     (2,171)        1,372          (628)
                                                                   --------      --------      --------
Cash flows from investing activities
   Proceeds from practice terminations .........................      2,900            --            --
   Repayment of notes receivable ...............................        743           533           116
   Capital expenditures ........................................        (40)         (138)         (347)
   Acquisitions, net of cash acquired ..........................       (118)           --          (472)
   Issuance of notes receivable ................................         --           (24)         (279)
                                                                   --------      --------      --------
     Net cash provided by (used in) investing activities .......      3,485           371          (982)
                                                                   --------      --------      --------
Cash flows from financing activities
   Proceeds from issuance of subordinated notes and warrants ...      5,775            --            --
   Proceeds from line of credit ................................         --            --         2,100
   Repayment of long-term debt .................................     (5,415)         (941)         (806)
   Repayment of capital lease liabilities ......................       (395)         (304)         (178)
   Financing costs incurred ....................................       (832)           --            --
                                                                   --------      --------      --------
   Net cash provided by (used in) financing activities .........       (867)       (1,245)        1,116
                                                                   --------      --------      --------
     Net change in cash and cash equivalents ...................        447           498          (494)

Cash and cash equivalents, beginning of period .................      1,051           553         1,047
                                                                   --------      --------      --------
Cash and cash equivalents, end of period .......................   $  1,498      $  1,051      $    553
                                                                   ========      ========      ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND NATURE OF OPERATIONS

     Headquartered in Phoenix, Arizona, EDT Learning, Inc., ("the Company") is a leading provider of custom, comprehensive e-Learning business solutions for corporate clients seeking to train non-technical users (individuals with less computer experience). The Company supports organizations requiring internal training, product demonstration and customer education programs with the goal of mapping e-Learning solutions to business results.

     The Company began in March of 1998 as a dental practice management company under the name Pentegra Dental Group, Inc. Its formation included the simultaneous rollup of dental practices and an initial public offering raising $25 million in initial capital. The Company's initial goals were to provide training and practice enhancement services to its affiliated dental practices spread over 31 states. The Company subsequently shifted its focus away from the dental practice management industry and toward the e-learning sector in the summer of 2001 and changed its name to EDT Learning, Inc.

2. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on a basis which assume that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company changed its business model from a dental practice management company to an e-Learning company in the first quarter of fiscal 2001. The Company is currently implementing its e-Learning strategy, has a limited operating history with regard to its e-Learning business and is continuing the development and enhancement of its e-Learning product and service offerings and related revenue streams. The Company acquired two e-Learning entities during 2002 and one e-Learning company subsequent to year end and is currently integrating the operations of these entities.

     The Company reported a working capital deficit and negative cash flow from operations for fiscal year 2002. Also, the Company's management service agreements with the affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. These items discussed above and the limited operating history as an e Learning company raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plan with regard to these matters include continued development, marketing and licensing of its e-Learning products and services through both internal growth and acquisition. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to provide adequate cash flows to sustain operations. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent asset and liabilities. The more significant areas requiring use of estimates relate to revenue recognition, bad debts, intangible assets, income taxes and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption or conditions.

     SEGMENT INFORMATION

     The Company operates in two industry segments. The Company serves the learning industry with a combination of customizable products and services. The Company also serves the dental industry through its remaining service agreements with Affiliated Practices. The Company presents its financial statements to reflect how the "key operating decision maker" views the business and has made the appropriate enterprise wide disclosures in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     REVENUE RECOGNITION

     The Company recognizes revenue and profit as work progresses on learning contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2002.

     Under the terms of the original services agreement with an Affiliated Practice, the Company served as the exclusive manager and administrator of all non-dental services relating to the operation of an Affiliated Practice. The obligations of the Company included assuming responsibility for the operating expenses incurred in connection with managing the dental centers. These expenses included salaries, wages and related costs of non-dental personnel, dental supplies and laboratory fees, rental and lease expenses, promotion and marketing costs, management information systems and other operating expenses incurred at the Affiliated Practices. In addition, the Company incurred general and administrative expenses related to the financial and administrative management of dental operations, insurance, training and development and other typical corporate expenditures. As compensation for its services under the original services agreement and subject to applicable law, the Company was paid a management fee comprised of two components: (1) the costs incurred by it on behalf of the Affiliated Practice, and (2) a management fee either fixed in amount, an amount usually approximating 35% of the Affiliated Practice's operating profit, before dentist compensation or 15% of the Affiliated Practice's collected gross revenue ("service fee"). Therefore, net dental revenues represented amounts earned by the Company under the terms of its service agreements with the Affiliated Practices, which generally equated to the sum of the service fees and the operating expenses that the Affiliated Practices paid to the Company under the service agreements.

     The Company has embarked upon a new strategy focusing on eCommerce and e-Learning. Prior to the transition, the Company processed all payments to vendors and employed the team members of Affiliated Practices. The modified management services agreements caused the team members to cease working as employees for the Company and they became employees of the individual Affiliated Practices. In addition, processing of payments to practice vendors is being performed at the practice level, by practice employees. The Company is no longer being reimbursed for expenses paid on the practices' behalf. As a result, the components of net revenues have changed with the new management services agreements resulting in a reduction in reported service agreement revenues and related dental operating expenses.

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

     INTANGIBLE ASSETS

     The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the acquired companies. As part of the purchase allocation for acquired dental practices, the Company allocated the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. In connection with each acquisition, the Company entered into a long-term management services agreement with each affiliated dental practice, which cannot be terminated individually by either party without cause. The cost of the management services agreement was originally being amortized on a straight-line basis over the lessor of its term or 25 years. The management services agreements were modified during fiscal 2001 and are now being amortized over the remaining term of the modified Service Agreements (not more than five years and generally through 2003).

     The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with the acquisitions. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. As of March 31, 2002, no such impairment has been identified by the Company.

     Debt issuance costs are amortized using the effective interest rate method. At March 31, 2002 and 2001, debt issuance costs, net of accumulated amortization were $883 and $83, respectively.

     LONG-LIVED ASSETS

     The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company believes that no material impairment exists at March 31, 2002.

     CONCENTRATION OF CREDIT RISK

     Accounts receivable and notes receivables from Affiliated Practices represent services rendered by the Company for e-learning customers and the Affiliated Practices. The Company does not perform periodic credit reports or receive collateral related to the receivables.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its practices and customers to make required payments. If the financial condition of the Company's practices and customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     As of March 31, 2002 and 2001, the Company had an allowance for doubtful accounts of $1.8 million and $3.2 million respectively, for its accounts receivable and notes receivables from Affiliated Practices. In the years ended March 31, 2002 and 2001, the Company recorded charges of $560,000 and $1.7 million respectively, to bad debt expense resulting from its inability to collect receivables from Affiliated Practices after exhausting various payment plans with the Affiliated Practices and settlement of litigation with certain practices. Although management believes the remaining receivables are collectable at March 31, 2002, it is reasonably possible that what the Company will collect may materially differ. During the year ended March 31, 2002, the Company recovered $1.2 million of accounts and notes receivables that had been previously charged to bad debt expense.

     During the years ended March 31, 2002 and 2001, the Company converted $204,000 and $1.9 million in receivables from Affiliated Practices into interest bearing note receivables.

     INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

     The Company has recorded a full valuation allowance to reduce the carrying value of its net deferred tax assets because it has concluded that it is not likely it will be recognized due to the lack of operating history and implementation of its learning business plan and the modification of its management service agreements. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

     STOCK-BASED COMPENSATION

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under SFAS No. 123, the Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") no. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The Company provides disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

     EARNINGS PER SHARE

     Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Outstanding options and warrants to purchase 1,945,602, 2,533,516 and 2,012,670 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the years ended March 31, 2002, 2001 and 2000, respectively, because their effect would have been antidilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings and notes receivables from Affiliated Practices as of March 31, 2002 and 2001, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

     RECENT ACCOUNTING PROUNCEMENTS

     In June 2001, the Financial Accounting Standard Board issued SFAS 142, "Goodwill and Other Intangible Assets" which established standards for reporting acquired goodwill and other intangible assets. This statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite life intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level and the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 with early application permitted for entities with fiscal years beginning after March 15, 2001. The statement is also effective for business combinations subsequent to June 30, 2001, whether or not the statement has been adopted in full. The Company has $7.6 million of goodwill included in its balance sheet at March 31, 2002. Of this balance, $7.3 million relates to acquisitions closed subsequent to June 30, 2001, and is not being amortized. Goodwill amortization for the year ended March 31, 2002 was $91,000 before the provisions of SFAS 142 were applied. Implementation of SFAS 142 by the Company would result in elimination of amortization of goodwill from acquisition under the purchase method of accounting. The statement does not result in the elimination of amortization of the Company's service agreements because under the scope of the statement only goodwill resulting from acquisitions under the purchase method of accounting, and not other identifiable intangible assets, is subject to being no longer amortized.

     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this stop must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of fiscal 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year and pursuant to the requirements of SFAS 142 will be completed during the first quarter of fiscal 2003. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associates with the retirement of tangible long-lived assets and the associates asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the financial position and results of operations of the Company.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 includes among other things, the rescission of SFAS No. 4, which required that gains and losses from early extinguishments of debt be classified as an extraordinary item, net of related income tax effects. Under the new guidance of SFAS No. 145, losses from early extinguishments of debt will be classified as extraordinary items when the losses are considered unusual in nature and infrequent in occurrence. SFAS No. 145 will be effective for the Company on April 1, 2004.

     RECLASSIFICATIONS

     Certain prior year balances in the consolidated financial statements have been reclassified to conform with the fiscal 2002 presentation.

4. SEGMENT INFORMATION

     During the year ended March 31, 2002, the Company had two reportable segments, learning and dental practice management. The learning segment included revenues and operating expenses related to the development and sale of the Company's learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses.

     There are no intersegment revenues. The Company does not review assets by operating segment.

                                                         YEARS ENDED MARCH 31,
                                                 ---------------------------------------
                                                   2002          2001             2000
                                                 --------      --------         --------
Revenues
   Learning ................................     $  2,682      $     --         $     --
   Dental practice management ..............        6,582         8,320           10,602
                                                 --------      --------         --------
       Total revenues ......................        9,264         8,320           10,602
                                                 --------      --------         --------

 Operating expenses
   Learning ................................        3,446            --               --
   Dental practice management ..............        4,781        32,708(1)        13,090
                                                 --------      --------         --------
       Total operating expenses ............        8,227        32,708           13,090
                                                 --------      --------         --------

Earnings (loss) from operations
   Learning ................................         (764)           --               --
   Dental practice management ..............        1,801       (24,388)          (2,488)
                                                 --------      --------         --------
       Total earnings (loss) from operations     $  1,037      $(24,388)        $ (2,488)
                                                 --------      --------         --------

(1) Includes the $23 million intangible asset impairment charge upon termination and restructuring of certain service agreements.

5. NOTES RECEIVABLE FROM AFFILIATED PRACTICES

       Notes receivable consisted of the following:

                                                            MARCH 31,
                                                      --------------------
                                                        2002         2001
                                                      -------      -------
                                                         (IN THOUSANDS)
     Notes receivable ...........................     $ 2,121      $ 3,409
     Less: allowance for doubtful accounts ......      (1,092)      (2,089)
                                                      -------      -------
                                                        1,029        1,320
     Notes receivable, current ..................         536          261
                                                      -------      -------
                                                      $   493      $ 1,059
                                                      =======      =======

     Notes receivables are with Affiliated Practices and are uncollateralized, ranging in length from one to nine years. The notes bear interest at March 31, 2002 at fixed rates ranging from 6% to 10% with interest and principal payments due monthly.

     The collection schedule of notes receivable for each of the next five years subsequent to March 31, 2002 were as follows (in thousands):


     2003 ........................................................   $  938
     2004 ........................................................      539
     2005 ........................................................      197
     2006 ........................................................      186
     2007 ........................................................      108
     Thereafter ..................................................      153
                                                                     ------
                                                                     $2,121
                                                                     ======

6. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                             MARCH 31,
                                                        -------------------
                                                         2002         2001
                                                        ------       ------
                                                          (IN THOUSANDS)
     Furniture & fixtures .......................       $1,029       $1,447
     Equipment ..................................        1,612        2,454
     Computer equipment .........................        1,604        1,704
     Leasehold improvements .....................          106          185
                                                        ------       ------
        Total property and equipment ............        4,351        5,790
     Less: accumulated depreciation .............        2,214        2,511
                                                        ------       ------
        Property and equipment, net .............       $2,137       $3,279
                                                        ======       ======

     Depreciation expense for the years ended March 31, 2002, 2001 and 2000 was $869,000, $1.1 million and $1.3 million, respectively.

7. INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                            MARCH 31,
                                                      ---------------------
                                                        2002          2001
                                                      -------       -------
                                                          (IN THOUSANDS)
     Goodwill .................................       $ 7,608       $    --
     Management services agreements ...........         3,002         5,528
     Deferred financing costs .................           994           163
     Other ....................................           108           123
                                                      -------       -------
                                                       11,712         5,814
     Less: accumulated amortization ...........         2,249         2,707
                                                      -------       -------

     Intangible assets, net ...................       $ 9,463       $ 3,107
                                                      =======       =======

     Amortization expense for the years ended March 31, 2002, 2001 and 2000 was $1.2 million, $1.3 million and $1.2 million, respectively.

     As discussed in Note 1, the Company modified the terms of its existing Management Services Agreements. The Company recognized an impairment charge of $23 million in fiscal 2001 related to the modifications.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following:

                                                               MARCH 31,
                                                            ---------------
                                                             2002     2001
                                                            ------   ------
                                                             (IN THOUSANDS)
     Accounts payable trade .............................   $  970   $  508
     Amount payable to former Chief Dental Officer ......       40      248
     Accrued state sales tax ............................      384       --
     Accrued interest ...................................      121      344
     Other ..............................................      688      107
                                                            ------   ------
        Total accounts payable and accrued liabilities ..   $2,203   $1,207
                                                            ======   ======

9. TERMINATION OF SERVICE AGREEMENTS WITH AFFILIATED PRACTICES

     During the year ended March 31, 2002, the Company received $2.9 million in cash from terminating the service agreements with Affiliated Practices and recognized gains of $1.3 million from such terminations. These gains were recorded as other income in the accompanying consolidated statement of operations for the year ended March 31, 2002.

10. EXTRAORDINARY ITEM

     In March 2002, the Company retired its outstanding line of credit of $8.6 million for $4.4 million resulting in a $4.2 million gain (See Note 12).

     In December 2001, a former member of the Board of Directors forgave $101,000 previously due from the Company (See Note 17).

     In January 2001, former Liberty Dental Alliance, Inc. stockholders forgave $70,000 previously due from the Liberty Merger Agreement.

     In December 1999, a former member of the Board of Directors forgave $350,000 previously due from the Company (See Note 17).

11. BUSINESS COMBINATIONS

     LEARNING-EDGE, INC.

     On October 1, 2001, the Company acquired all of the outstanding capital stock of Learning-Edge, Inc.; an Arizona based private e-learning company. The Company issued 1,950,000 common shares and $1.1 million of debt under the terms of the acquisition agreement. The debt bears interest at rates ranging from 7.5% to 9.0% and is due in two equal installments on October 1, 2003 and on October 1, 2004, respectively. If the Company raises additional capital in excess of $3 million, the payment schedule accelerates (See Note 12). The Company also assumed approximately $2.9 million of Learning-Edge debt as part of this acquisition. The operating results of Learning-Edge are included with the Company's as of October 1, 2001.

     The purchase price has been calculated as follows:

                                                                 (IN THOUSANDS)
     Issuance of EDT Learning common stock valued at $0.51
        per share ..............................................     $  995
     Issuance of EDT Learning debt .............................      1,102
     Acquisition costs .........................................        200
                                                                     ------
        Net purchase price, including acquisition costs ........     $2,297

     Assumed liabilities .......................................      2,946
                                                                     ------
        Total purchase price ...................................     $5,243
                                                                     ======

     The total purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed has been assigned to goodwill. Upon completion of an assessment of Learning-Edge's operations, no separately identifiable intangible assets were found to exist.

     The purchase price has been allocated as follows:

                                                                   PURCHASE
                                                                    PRICE
                                                                  ALLOCATION
                                                                ---------------
                                                                (IN THOUSANDS)
     Current assets ...........................................    $   826
     Property and equipment ...................................        274
     Other long-term assets, including goodwill of $4,133 .....      4,143
     Current liabilities ......................................     (2,867)
     Long-term obligations, excluding current maturities ......     (1,381)
     Common stock, net of treasury shares .....................         (2)
     Capital in excess of par value ...........................       (993)
                                                                   -------
                                                                   $    --
                                                                   =======

     The following unaudited pro forma summary of financial information presents the Company's combined results of operations as if the acquisition of Learning-Edge had occurred at the beginning of the periods presented, after including the impact of certain adjustments including: (i) the application of a normal profit margin to contract in process at the date of acquisition and (ii) decrease in depreciation of property and equipment.

                                                            UNAUDITED
                                                      YEAR ENDED MARCH 31,
                                                     -----------------------
                                                       2002           2001
                                                     -----------  ----------
                                                     PROFORMA       PROFORMA
                                                         (IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
     Revenues .....................................   $  9,794    $  9,485
     Loss from operations .........................       (169)    (25,351)
     Net income (loss) before extraordinary items .        280     (25,964)
     Net income (loss) ............................      4,545     (25,894)

     Earnings (loss) per common share
         Basic ....................................   $   0.35    $  (2.08)
         Diluted ..................................   $   0.34    $  (2.08)

      Weighted average shares outstanding:
         Basic ....................................     12,905      12,446
         Diluted ..................................     13,441      12,446

     The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the merger occurred at the beginning of the periods presented or the results of operations that may be obtained in the future.

     THOUGHTWARE TECHNOLOGIES, INC.

     On January 15, 2002, the Company acquired all of the outstanding capital stock of ThoughtWare Technologies, Inc.; a Tennessee based private company. The Company issued 1,550,000 common shares under the terms of the acquisition agreement. The Company also assumed approximately $1.5 million of ThoughtWare debt as part of this acquisition. The operating results of ThoughtWare are included with the Company's as of January 1, 2002.

     The purchase price has been calculated as follows:

                                                                 (IN THOUSANDS)
     Issuance of EDT Learning common stock valued at $1.39
        per share ..............................................     $2,155
     Acquisition costs .........................................        200
                                                                     ------
        Net purchase price, including acquisition costs ........     $2,355

     Assumed liabilities .......................................      1,464
                                                                     ------
        Total purchase price ...................................     $3,819
                                                                     ======

     The total purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values in accordance with SFAS No. 141. The excess purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed has been assigned to goodwill. Upon completion of an assessment of ThoughtWare's operations, no separately identifiable intangible assets were found to exist.

The purchase price has been allocated as follows:

                                                                  PURCHASE
                                                                   PRICE
                                                                 ALLOCATION
                                                               ---------------
                                                               (IN THOUSANDS)
     Current assets ..........................................     $   448
     Property and equipment ..................................         163
     Goodwill ................................................       3,208
     Current liabilities .....................................      (1,543)
     Long-term obligations, excluding current maturities .....        (121)
     Common stock, net of treasury shares ....................          (2)
     Capital in excess of par value ..........................      (2,153)
                                                                   -------
                                                                   $    --
                                                                   =======

     The following unaudited pro forma summary of financial information presents the Company's combined results of operations as if the acquisition of ThoughtWare and Learning-Edge had occurred at the beginning of the periods presented, after including the impact of certain adjustments including: (i) the application of a normal profit margin to contract in process at the date of acquisition and (ii) decrease in depreciation of property and equipment.

                                                           UNAUDITED
                                                     YEAR ENDED MARCH 31,
                                                  -------------------------
                                                      2002           2001
                                                  -----------     ---------
                                                    PROFORMA      PROFORMA
                                                        (IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)

     Revenues .................................     $ 11,287      $ 12,061
     Loss from operations .....................       (5,447)      (28,747)
     Net loss before extraordinary items ......       (5,026)      (29,179)
     Net loss .................................         (761)      (29,109)

      Loss per common share
         Basic ................................     $  (0.05)     $  (2.08)
         Diluted ..............................     $  (0.05)     $  (2.08)

      Weighted average shares outstanding:
         Basic ................................       14,068        13,996
         Diluted ..............................       14,068        13,996

     The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the mergers occurred at the beginning of the periods presented or the results of operations that may be obtained in the future.

12. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                       MARCH 31,
                                                                  -------------------
                                                                    2002        2001
                                                                  -------     -------
                                                                    (IN THOUSANDS)
     Convertible redeemable subordinated notes, net of $1,132
       unamortized discount and beneficial conversion feature
       of $1,132 ............................................     $ 3,511     $    --
     Credit facility ........................................          --       9,302
     Convertible subordinated notes, Series A ...............       1,156       1,812
     Subordinated promissory notes ..........................       1,047          --
     Shareholders' notes payable ............................         398         442
     Notes payable ..........................................         592         376
                                                                  -------     -------
                                                                    6,704      11,932
     Less:  Current portion of long-term debt ...............       1,337         471
                                                                  -------     -------
     Long-term debt .........................................     $ 5,367     $11,461
                                                                  =======     =======

     In March 2002, the Company completed a Private Placement Offering ("the Offering") raising capital of $5,775,000. Under the terms of the Offering, the Company issued convertible redeemable subordinated notes ("the notes") and warrants to purchase 5,775,000 shares of the Company's common stock. The notes bear interest at 12% per annum and require quarterly interest payments with the principle due at maturity on March 29, 2012. The note holders may convert the notes into shares of the Company's common stock at a price equal to $1.00 per share. The Company may force redemption of the notes into shares of the Company's common stock at the conversion price, if at any time the closing price of the Company's common stock equals or exceeds $3.00 per share for twenty consecutive trading days. The notes are subordinated to any present or future senior indebtedness, with no waiver required.

     The exercise price for the warrants is $3.00 per share. The Company may force redemption of the warrants into shares of the Company's common stock at the exercise price, if at any time the closing price of the Company's common stock equals or exceeds $5.50 per share for twenty consecutive trading days. The warrants expire on March 29, 2005. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of 3 years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000 in accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", which will be amortized to interest expense over the next three years. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and will amortized to interest expense over the term of the notes. Upon conversion, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion.

     The proceeds from the Offering were used to retire the Bank One credit facility and to provide working capital for the Company. The Company paid $4.4 million to Bank One to retire the $8.6 million credit facility resulting in a $4.2 million extraordinary gain. The credit facility was collateralized by liens on certain of the Company's assets, including its rights under the management services agreements, accounts receivable and notes receivable. The liens were released in connection with the retirement of the facility.

     In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). During fiscal 2002, $55,000 of these notes were returned by the holders to offset amounts owed to the Company. The Learning-Edge Notes bear interest rates ranging from at 7.5% to 9.0% and are due in two equal installments on October 1, 2003 and on October 1, 2004, respectively. If the Company raises additional capital equal to or in excess of $3 million, the payment schedule accelerates as follows:

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

     The holders of the Learning-Edge Notes waived the accelerated payment schedule in relation to the Offering.

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

     During fiscal 2002, $656,000 of previously issued Series A Securities respectively, were returned by the holders to offset amounts owed to the Company. During fiscal 2001, $1,734,000 of previously issued Series A Securities and $242,000 of the remaining Series B Securities, respectively, were returned by the holders to offset amounts owed to the Company and prepay future service fees.

     In connection with the merger with Omega Orthodontics, Inc. in fiscal 2000, the Company assumed certain notes payable to Affiliated Practices. The notes were originally issued in connection with the affiliation agreements at the time the assets of the practices were acquired. At March 31, 2002 and 2001, the remaining principal on these notes was $121,000 and $331,000, respectively. During fiscal 2001, $355,000 of these notes were returned by the holders to offset amounts owed to the Company and prepay future service fees. The notes are due in monthly installments ranging from $1,213 to $4,860 through December 2003, and bear interest at 8.5%.

     In connection with the IPO; the Company issued $468,000 of notes payable to certain shareholders formerly owning preferred stock. The notes bear 6% interest and are payable on the earlier of March 30, 2003 or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO. During fiscal 2002 and 2001, $43,750 and $17,500 respectively, of these notes payable were returned by the holders to offset amounts owed to the Company.

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

     The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to March 31, 2002 were as follows (in thousands):


     2003 ......................................................     $1,337
     2004 ......................................................      1,300
     2005 ......................................................        556
     2006 ......................................................         --
     2007 ......................................................         --
     Thereafter ................................................      5,775
                                                                     ------
                                                                     $8,968
                                                                     ======

13. CAPITALIZATION

     PREFERRED STOCK

     The Company has the authority to issue ten million shares of preferred stock, par value $.001 per share. At March 31, 2002 and 2001, no shares of preferred stock were issued or outstanding.

     COMMON STOCK

     As of March 31, 2002, the Company is authorized to issue forty million shares of common stock.

     The Company has acquired treasury stock from certain Affiliated Practices for the payment of receivables and purchase of property and equipment.

     In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its chief executive officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the chief executive officer. The shares 100% vest after 10 years from the date of grant. The shares were valued at $405,000 based on the closing price of the stock on the date of grant. The vesting of the incentive shares accelerates based on the Company's share price as follows:

                             PERFORMANCE CRITERIA                          SHARES VESTED
     ---------------------------------------------------------------      ----------------
     Share price trades for $4.50 per share for 20 consecutive days       150,000 shares
     Share price trades for $8.50 share for 20 consecutive days           150,000 shares
     Share price trades for $12.50 per share for 20 consecutive days      150,000 shares

     In connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. Although the loan is expected to be repaid at the time the stock grants are exercised, due to the treatment of the restricted stock as a variable grant the Company recognized a $179,000 charge to income at the date of grant.

     WARRANTS

     The Company has issued 887,752 warrants to Bank One and the Company's legal counsel to acquire the same number of shares of the Company's common stock exercisable at prices ranging from $0.42 to $1.50 per share.

     Omega Orthodontics, Inc. had warrants outstanding to purchase 2,430,000 shares of Omega common stock. As a result of the merger with the Company on July 1, 2000, these warrants now constitute warrants to acquire, on the same terms and conditions as were applicable under the original Omega warrants, 865,343 shares of the Company's common stock exercisable at prices ranging from $18.53 to $27.80 per share.

14. INCOME TAXES

     Significant components of the Company's deferred tax assets (liabilities) were as follows (in thousands):

                                                                                  MARCH 31
                                                                            --------------------
                                                                              2002        2001
                                                                            --------    --------
     Deferred tax assets:
        Reserves for uncollectible accounts .............................   $    696    $  1,215
        Net operating loss carryforward .................................      5,623       8,665
        Organizational costs ............................................        100         241
        Property and equipment ..........................................         --          56
        Other ...........................................................          7           7
                                                                            --------    --------
        Total deferred tax assets .......................................      6,426      10,184

     Deferred tax liabilities:
        Excess book basis over tax basis of accrued revenues and expenses         --        (591)
        Property and equipment ..........................................       (256)         --
        Management services agreement ...................................       (335)         --
                                                                            --------    --------
          Total deferred tax liabilities ................................       (591)       (591)

     Net deferred tax asset .............................................      5,835       9,593
        Less valuation allowance ........................................     (5,835)     (9,593)
                                                                            --------    --------
        Net deferred tax asset ..........................................   $     --    $     --
                                                                            --------    --------
          Less current portion ..........................................         --          --
                                                                            --------    --------
        Noncurrent assets ...............................................   $     --    $     --
                                                                            ========    ========

     Significant components of the provision for income taxes were as follows:

                                           YEAR ENDED    YEAR ENDED  YEAR ENDED
                                            MARCH 31,     MARCH 31,   MARCH 31,
                                               2002         2001        2000
                                             -------       ------      -------
     Current tax expense (benefit):
        Federal .......................      $ 2,023       $   --      $   (52)
        State .........................          384           --           --
                                             -------       ------      -------
          Total current ...............        2,407           --           52

     Deferred tax expense (benefit):
        Federal .......................       (2,023)          --        1,984
        State .........................         (384)          --          177
                                             -------       ------      -------
          Total deferred ..............       (2,407)          --        2,161
                                             -------       ------      -------
     Expense (benefit) for income taxes      $    --       $   --      $ 2,213
                                             =======       ======      =======

     The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (in thousands):

                                                        YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                         MARCH 31,    MARCH 31,    MARCH 31,
                                                            2002         2001         2000
                                                          -------      -------      -------
                                                                    (IN THOUSANDS)
     Tax (benefit) at U.S. Statutory rate (34%) .....     $ 1,974      $(8,472)     $(1,070)
     State income taxes (benefit), net of federal tax         254       (1,012)        (106)
     Nondeductible expenses and other ...............       1,530        3,130          150
     Change in valuation allowance ..................      (3,758)       6,354        3,239
                                                          -------      -------      -------
        Total tax expense (benefit) .................     $    --      $    --      $ 2,213
                                                          =======      =======      =======

     At March 31, 2002, the Company had net operating loss carry-forwards available to reduce future taxable income of approximately $14.8 million, which begin to expire in 2018. The Company recorded a valuation allowance for its entire deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of operating history of its implementation of the eBusiness plan. In addition, approximately $0.2 million of the valuation allowance will be allocated to shareholder equity when that portion of the deferred tax asset is recognized in the future. The Company also has $4.5 million of available deductions related to the increase in tax basis of the assets acquired in the Affiliations. The tax benefits will be recognized over a period of six to fourteen years.

15. STOCK OPTION PLANS

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

     Under the Plan, the Company is authorized to issue 3,500,000 shares of Common Stock pursuant to "Awards" granted to officers and key employees in the form of stock options.

     There were 1,722,938 and 1,643,173 options granted under the Plan, at March 31, 2002 and 2001, respectively. The Compensation Committee administers the Plan. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a one to five year period.

     Following is a summary of the status of the Company's stock options as of March 31, 2002 and for the three years then ended:

                                                        NUMBER OF      WEIGHTED
                                                        SHARES OF      AVERAGE
                                                       UNDERLYING      EXERCISE
                                                         OPTIONS        PRICES
                                                         -------        ------
     Outstanding at April 1, 1999 .................      596,666         $6.40
     Exercisable at April 1, 1999 .................      136,333          6.69
     Granted ......................................      608,994          3.17
     Exercised ....................................           --            --
     Forfeited ....................................      (58,333)         7.06
     Expired ......................................           --            --
     Outstanding at March 31, 2000 ................    1,147,327          4.74
     Exercisable at March 31, 2000 ................      267,263          6.41
     Granted ......................................      804,901          0.68
     Exercised ....................................           --
     Forfeited ....................................     (309,055)         5.76
     Expired ......................................           --
     Outstanding at March 31, 2001 ................    1,643,173          2.50
     Exercisable at March 31, 2001 ................      488,749          4.08
     Granted ......................................      515,765          0.65
     Exercised ....................................       (6,250)         0.50
     Forfeited ....................................     (429,750)         2.68
     Expired ......................................           --
     Outstanding at March 31, 2002 ................    1,722,938          1.90
     Exercisable at March 31, 2002 ................      766,010
     Weighted average fair value of options granted
       during the period:
        Fiscal 2000 ...............................                      $1.00
        Fiscal 2001 ...............................                      $0.26
        Fiscal 2002 ...............................                      $0.44

     The fair value of each stock option granted by the Company is estimated on the date of grant using the Black-Scholes option pricing model for the three years ended March 31, 2002 with the following weighted-average assumptions:

dividend yield of 0% for each year; expected volatility of 67% for the year ended March 31, 2000, 65% for the year ended March 31, 2000 and 75% for the year ended March 31, 2002, risk-free interest rates are 6.2% for the year ended March 31, 2000, 4.93%-6.29% for the year ended March 31, 2001 and 3.87% for the year ended March 31, 2002, the expected average lives of the options range from six to ten years.

     The following table summarizes information about stock options outstanding at March 31, 2002:

                                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                        ----------------------------------------------    ----------------------
                                   WEIGHTED                                             WEIGHTED
                                    AVERAGE       WEIGHTED AVERAGE                      AVERAGE
                        NUMBER OF  EXERCISE     REMAINING CONTRACTUAL     NUMBER OF     EXERCISE
                         SHARES      PRICE         LIFE (YEARS)             SHARES        PRICE
                        --------     -----     -----------------------    ---------      ------
                                              (SHARE DATA IN THOUSANDS)
       $0.01-$0.99       887,076     $0.51             8.58                280,945        $0.51
       $1.00-$1.99       184,125     $1.40             8.64                 88,563        $1.67
       $2.00-$2.99       430,000     $2.22             7.28                244,000        $2.31
       $3.00-$8.50       221,737     $7.31             6.10                152,503        $7.55
                       ---------                                           -------
                       1,722,938                                           766,011
                       =========                                           =======

     Had the compensation cost for the company's stock based compensation plans been determined using the fair value rather than the intrinsic value of the options, the Company's net income (loss) and diluted net income (loss) per share for 2002, 2001 and 2000 would have been approximately $5.8 million or $0.46, $(24.9) million or $(2.37) and $(5.4) million or $(0.52), respectively.

16. COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company leases a portion of its property and equipment under the terms of capital and operating leases. The capital leases bear interest at varying rates ranging from 8.9% to 12.6% and require monthly payments.

     Assets recorded under capital leases, at March 31, 2002, consisted of the following (in thousands):

     Cost ................................................    $1,492
     Less accumulated amortization .......................       590
                                                              ------
     Total ...............................................    $  902
                                                              ======

     Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of one or more years consisted of the following at March 31, 2002 (in thousands):

                                                         CAPITAL    OPERATING
                                                         -------    ---------
     2003 ...........................................     $  530     $  583
     2004 ...........................................        435        562
     2005 ...........................................        145        525
     2006 ...........................................         17        499
     2007 ...........................................         --        390
     Thereafter .....................................         --        284
                                                          ------     ------
     Total minimum obligations ......................     $1,127     $2,843
                                                                     ======

        Less amount representing interest ...........        161
                                                          ------
     Present value of minimum obligations ...........        966
        Less current portion ........................        430
                                                          ------
     Long-term obligation at March 31, 2002 .........     $  536
                                                          ======

     The Company incurred rent expense of $335,000, $253,000 and $264,000 in fiscal 2002, 2001 and 2000, respectively.

     LITIGATION

     The Company has pending lawsuits against eight Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Three Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail both in the recovery of damages from the Affiliated Practices as well as a defense to the alleged counter-claims.

17. RELATED PARTY TRANSACTIONS

     In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its chief executive officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the chief executive officer. The shares 100% vest after 10 years from the date of grant. The shares were valued at $405,000 based on the closing price of the stock on the date of grant. The vesting of the incentive shares accelerates based on the Company's share price as follows:


                          PERFORMANCE CRITERIA                          SHARES VESTED
     ---------------------------------------------------------------    -------------
     Share price trades for $4.50 per share for 20 consecutive days     150,000 shares
     Share price trades for $8.50 share for 20 consecutive days         150,000 shares
     Share price trades for $12.50 per share for 20 consecutive days    150,000 shares

     Due to the above features, the Company has treated the restricted stock as a variable grant. For the fiscal year ended March 31,2002, the Company did not record compensation expense associated with the restricted stock due to the uncertainty that the performance criteria will be reached.

     In connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. Although the loan is expected to be repaid at the time the stock grants are exercised, due to the treatment of the restricted stock as a variable grant the Company recognized a $179,000 charge to income at the date of grant.

     An employment bonus of $1,250,000 to a member of the Board of Directors and Chief Dental Officer of the Company was recorded prior to fiscal 1999. During fiscal 2001, 2000 and 1999, $152,000, $190,000 and $310,000 was paid respectively to this board member. In December 1999, the officer forgave $350,000 due him by the Company. The net extraordinary gain to the Company after a tax effect was $350,000. In December 2001, a settlement agreement was reached regarding the amount to be paid under the terms of the amended employment agreement. The remaining balance due was $248,000. Under the terms of the settlement, the Company agreed to pay this individual $75,000 and issue 53,571 shares valued at $72,000. The remaining balance of $101,000 was forgiven and has been reflected as extraordinary income.

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

     At March 31, 2000, the Company had notes and accounts receivable from Affiliated Practices who also served as members of the Board of Directors. At March 31, 2000, the total notes receivable from board members were $361,000 and net of an allowance for doubtful accounts of $136,000. The accounts receivable from board members at March 31, 2000 were approximately $430,000 net of allowance for doubtful accounts of $198,000.

18. SUPPLEMENTAL CASH FLOW INFORMATION (in thousands)

                                                                      YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                       MARCH 31,     MARCH 31,     MARCH 31,
                                                                         2002          2001          2000
                                                                         ----          ----          ----
     Cash paid during the period for:
        Interest ..................................................     $1,137        $1,088        $1,571
        Income taxes ..............................................         --            --            --
     Supplemental disclosure of non-cash investing and financing activities:
       Issuance of common stock in connection with
         acquisitions .............................................      3,150           308         3,838
        Issuance of convertible subordinated notes in connection
         with acquisitions ........................................      1,102            --            --
        Convertible subordinated notes offset against receivables
         from Affiliated Practices ................................        656           808           732
       Conversion of receivables from Affiliated Practices to notes
         receivables ..............................................        204         1,911           971
       Capital leases incurred for equipment ......................        373            22         1,448
        Treasury stock acquired for payment of receivable from
        Affiliated Practices and purchase of property and
         equipment ................................................         15         1,052           473
       Notes payable offset against future management service fees         122         1,500            --

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary quarterly results of operations for the Company for the years ended March 31, 2002 and 2001 (in thousands):

                                                          FIRST        SECOND         THIRD       FOURTH
2002                                                     QUARTER       QUARTER       QUARTER      QUARTER
----                                                     -------       -------       -------      -------
     Net revenue ..................................     $  1,927      $  1,836      $  3,025     $  2,476
     Operating expenses ...........................        1,625         1,273         2,812        2,517
     Earnings from operations .....................          302           563           213          (41)
     Earnings before income taxes .................          183           442           537          378
     Income taxes .................................           --            --            --           --
     Extraordinary items, net .....................           --            --           101        4,164
     Net earnings .................................     $    183      $    442      $    638     $  4,542
     Net earnings per share - basic: (1)
        Earnings before extraordinary item ........     $   0.02      $   0.04      $   0.04     $   0.03
        Extraordinary item ........................           --            --          0.01         0.30
        Net earnings ..............................     $   0.02      $   0.04      $   0.05     $   0.32
     Net earnings per share - diluted:
       Earnings before extraordinary item .........     $   0.02      $   0.04      $   0.04     $   0.02
       Extraordinary item .........................           --            --          0.01         0.27
       Net earnings ...............................     $   0.02      $   0.04      $   0.05     $   0.30
     Weighted average common shares outstanding:
        Basic .....................................       10,573        10,542        12,502       14,102
        Diluted ...................................       10,573        10,542        13,111       15,375

                                                          FIRST        SECOND         THIRD       FOURTH
2001                                                     QUARTER       QUARTER       QUARTER      QUARTER
----                                                     -------       -------       -------      -------
     Net revenue ..................................     $  2,218      $  2,210      $  1,966     $  1,925
     Operating expenses ...........................        7,400        21,972         1,479        1,856
     Earnings (loss) from operations ..............       (5,182)      (19,762)          487           69
     Earnings (loss) before income taxes ..........       (5,508)      (19,973)          266          228
     Income taxes .................................           --            --            --           --
     Extraordinary items, net .....................           --            --            --           70
     Net (loss) earnings ..........................     $ (5,508)     $(19,973)     $    266     $    298
     Net earnings (loss) per share: (1)
       Basic and diluted earnings per share
          Earnings (loss) before extraordinary item     $  (0.54)     $  (2.00)     $   0.03     $   0.02
          Extraordinary item ......................           --            --            --         0.01
         Net earnings (loss) ......................     $  (0.54)        (2.00)     $   0.03     $   0.03
     Weighted average common share outstanding:
         Basic and diluted ........................       10,175         9,969        10,463       10,630

----------
(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share dues not equal the total computed for the year due to stock transactions that occurred.

20. SUBSEQUENT EVENT

     In June 2002, the Company acquired certain assets of Quisic Corporation, a California based private company. The consideration for the acquisition was approximately $2,300,000 of the Company's common stock. The transaction will be recorded as of June 17, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the captions "Election of Directors" and "Section 16 Reports" will be set forth in the Company's definitive Proxy Statement (the "2002 Proxy Statement") for its 2002 annual meeting of stockholders, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the section entitled "Executive Compensation" in the 2002 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item will be set forth in the section entitled "Certain Transactions" in the 2002 Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of March 31, 2002 and 2001.

Consolidated Statements of Operations for the Years Ended March 31, 2002, 2001 and 2000.

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended March 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000.

Notes to the Consolidated Financial Statements.

(a)(2) FINANCIAL STATEMENT SCHEDULES

Report of Independent Accountants

The following financial statement schedule is filed as a part of this Report under Schedule II on page 47. Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2002. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(a)(3) EXHIBITS

EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBITS
 ------       -----------------------
  3.1(1)      Restated Certificate of Incorporation of Pentegra Dental Group,
              Inc.
  3.2(1)      Bylaws of Pentegra Dental Group, Inc.
  3.3(7)      Restated Certificate of Incorporation of Pentegra Dental Group,
              Inc.
  3.4(7)      Amendment of Bylaws of Pentegra Dental Group, Inc.
  3.5         Restated Certificate of Incorporation of e-dentist.com, Inc.
  4.1(1)      Form of certificate evidencing ownership of Common Stock of
              Pentegra Dental Group, Inc.
  4.2(1)      Form of Registration Rights Agreement for Owners of Founding
              Affiliated Practices
  4.3(1)      Registration Rights Agreement dated September 30, 1997 between
              Pentegra Dental Group, Inc. and the stockholders named therein
  4.4(2)      Form of Stockholders' Agreement for Owners of Affiliated Practices
  4.5(3)      Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust
              Company of Texas, N.A., as Trustee relating to the Convertible
              Debt Securities
  4.6(7)      Form of certificate evidencing ownership of Common Stock of
              e-dentist.com, Inc.
  4.7         Form of Convertible Redeemable Subordinated Note
  4.8         Form of Redeemable Warrant
+10.1(1)      Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
+10.2(1)      Form of Service Agreement
 10.3(4)      Credit Agreement dated June 1, 1998 between Bank One, Texas, N.A.
              and Pentegra Dental Group, Inc.
 10.4(5)      Modification to Credit Agreement between Pentegra Dental Group,
              Inc. and Bank One, Texas, N.A. dated September 9, 1998
 10.5(5)      Agreement and Plan of Merger among Pentegra Dental Group, Inc.,
              Liberty Dental Alliance, Inc., Liberty Acquisition Corporation,
              James M. Powers, Jr., Sylvia H. McAlister and William Kelly dated as of November 13, 1998
 10.6(2)      First Amendment to Credit Agreement by and among Pentegra Dental
              Group, Inc. and Bank One, Texas, N.A. dated as of February 9, 1999
 10.7(2)      First Amendment to the Agreement and Plan of Merger by and among
              Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc.,
              Liberty Acquisition Corporation, James M. Powers, Jr., Sylvia H.
              McAlister and William Kelly dated as of January 29, 1999
 10.8(6)      Third Amendment to Credit Agreement
+10.9(7)      Employment Agreement dated November 12, 2000 between e-dentist.com and James M. Powers, Jr.
+10.10(7)     Employment Agreement dated February 15, 2001 between e-dentist.com and Charles Sanders
+10.11(7)     Employment Agreement dated February 15, 2001 between e-dentist.com and James Dunn, Jr.
 10.12(7)     Asset Purchase Agreement by and among e-dentist.com, Inc. and
              Dexpo.com, Inc.
 10.13(7)     Fourth Amendment of Credit Agreement
 12           Ratio of Earnings to Fixed Changes
 21.1         Subsidiaries of the Registrant
 23.1         Consent of PricewaterhouseCoopers LLP

----------
(1) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
(3) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
(4) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(5) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(6) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2000.

(7) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2001.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(B)  REPORTS ON FORM 8-K.

     1) Current Report on Form 8-K dated January 15, 2002 was filed January 30, 2002 (Item 2. Acquisition or Disposition of Assets).

     2) Current Report on Form 8-K/A dated January 15, 2002 was filed April 1, 2002 (Item 7. Financial statements and exhibits) which contained the audited financial statements of ThoughtWare Technologies, Inc. for the year ended December 31, 2001 and the unaudited financial statements of ThoughtWare Technologies, Inc. for the year ended December 31, 2000.

     3) Current Report on Form 8-K dated July 1, 2002 (Item 2. Acquisition or Disposition of Assets).

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of EDT Learning, Inc. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated July 11, 2002 appearing in the 2002 Annual Report to Shareholders of EDT Learning, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Phoenix, Arizona
July 11, 2002

                               EDT LEARNING, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

                                                                         ADDITIONS                DEDUCTIONS
                                                                   ----------------------   ------------------------
                                                  BALANCE AT THE   CHARGED TO  CHARGED TO                 WRITE-OFFS   BALANCE AT
FISCAL                                             BEGINNING OF     BAD DEBT     OTHER                    CHARGED TO     END OF
 YEAR              DESCRIPTION                       PERIOD         EXPENSE     ACCOUNTS    RECOVERIES    ALLOWANCE      PERIOD
 ----              -----------                       ------         -------     --------    ----------    ---------      ------
 2002    Receivables from Affiliated
           Practices-allowance for doubtful
           accounts.............................     $ 1,147        $   548      $  --        $ 455        $   486      $   754

 2001    Receivables from Affiliated
           Practices-allowance for
           doubtful accounts....................     $ 3,269        $ 1,172      $  --        $  --        $ 3,294      $ 1,147

 2000    Receivables from Affiliated
           Practices-allowance for
           doubtful accounts....................     $   125        $ 3,244      $  --        $  --        $   100      $ 3,269

 2002    Notes receivable-allowance for
           doubtful accounts....................     $ 2,089        $    12      $  --        $ 708        $   301      $ 1,092

 2001    Notes receivable-allowance for
           doubtful accounts....................     $ 1,714        $   533      $  --        $  --        $   158      $ 2,089

 2000    Notes receivable-allowance for
           doubtful accounts....................     $    --        $ 1,261      $ 453        $  --        $    --      $ 1,714

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Phoenix, State of Arizona, on July 15, 2002.


                                        EDT LEARNING, INC.


                                        By: /s/ JAMES M. POWERS, JR.
                                            ------------------------------------
                                            James M. Powers, Jr.,
                                            Chairman of the Board, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


NAME                            CAPACITY                           DATE
----                            --------                           ----


/s/ JAMES M. POWERS, JR.        Chairman of the Board, President   July 15, 2002
-----------------------------   and Chief Executive Officer
James M. Powers, Jr.            (Principal Executive Officer)


/s/ JAMES H. COLLINS            Director                           July 15, 2002
-----------------------------
James H. Collins


/s/ DAVID A. LITTLE, D.D.S.     Director                           July 15, 2002
-----------------------------
David A. Little, D.D.S.


/s/ DANIEL T. ROBINSON, JR.     Director                           July 15, 2002
-----------------------------
Daniel T. Robinson, Jr.


/s/ GEORGE  M. SIEGEL           Director                           July 15, 2002
-----------------------------
George M. Siegel


/s/ PRESTON A. ZUCKERMAN        Director                           July 15, 2002
-----------------------------
Preston A. Zuckerman