Form 10-Q
period 2002-06-30
EDT LEARNING INC
filed 2002-08-15
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 --------------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2002 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 1-13725

                                 --------------

                               EDT LEARNING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                             76-0545043
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


2999 NORTH 44TH STREET, SUITE 650, PHOENIX, ARIZONA                  85018
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


                                 (602) 952-1200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 9, 2002, was 16,638,471.

================================================================================

                             FORM 10-Q REPORT INDEX


10-Q PART AND ITEM NO.


PART I -- FINANCIAL INFORMATION                                             PAGE
                                                                            ----
  Item 1 -- Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets as of June 30, 2002 and
            March 31, 2002..................................................   3

            Consolidated Statements of Operations for the Three
            Months Ended June 30, 2002 and June 30, 2001....................   4

            Consolidated Statement of Changes in Shareholders'
            Equity for the Three Months Ended June 30, 2002.................   5

            Consolidated Statements of Cash Flows for the Three
            Months Ended June 30, 2002 and June 30, 2001....................   6

            Notes to Consolidated Financial Statements......................   7

  Item 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  10


PART II -- OTHER INFORMATION

  Item 1 -- Legal proceedings...............................................  15

  Item 2 -- Change in securities and use of proceeds........................  15

  Item 3 -- Defaults of senior securities...................................  15

  Item 4 -- Submission of matters to a vote of security holders.............  15

  Item 5 -- Other information...............................................  15

  Item 6 -- Exhibits and Reports on Form 8-K................................  15

  Signature.................................................................  16

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       JUNE 30,    MARCH 31,
                                                                         2002        2002
                                                                       --------    --------
                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................................     $  1,078    $  1,498
   Accounts receivable, net of allowance for doubtful
    accounts of $802 and $754, respectively ......................        1,364         824
   Prepaid and other current assets ..............................          182         427
   Notes receivable from affiliated practices--current, net ......          360         536
                                                                       --------    --------
     Total current assets ........................................        2,984       3,285

Property and equipment, net ......................................        1,766       2,137
Goodwill .........................................................        9,584       7,479
Intangible assets, net ...........................................        1,843       1,984
Notes receivable from affiliated practices, net ..................          352         493
Other assets .....................................................          232         209
                                                                       --------    --------
     Total assets ................................................     $ 16,761    $ 15,587
                                                                       ========    ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt .............................     $    903    $  1,337
   Accounts payable and accrued liabilities ......................        1,865       2,203
   Current portion of deferred revenue ...........................          565         853
   Current portion of capital lease liabilities ..................          396         430
                                                                       --------    --------
     Total current liabilities ...................................        3,729       4,823

Long term debt, less current maturities ..........................        5,826       5,367
Capital lease liabilities ........................................          415         536
Deferred revenue .................................................          156         195
                                                                       --------    --------
     Total liabilities ...........................................       10,126      10,921

Commitments and contingencies

SHAREHOLDERS' EQUITY
   Common stock, $.001 par value 40,000,000 shares authorized,
    17,813,726 and 15,281,485 issued, respectively ...............           18          15
   Additional paid-in capital ....................................       33,657      31,336
   Accumulated deficit ...........................................      (25,899)    (25,544)
   Less: 1,179,630 treasury shares at cost .......................       (1,141)     (1,141)
                                                                       --------    --------
     Total shareholders' equity ..................................        6,635       4,666
                                                                       --------    --------
     Total liabilities and shareholders' equity ..................     $ 16,761    $ 15,587
                                                                       ========    ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           2002        2001
                                                         --------    --------
Revenues
   Learning ..........................................   $  1,131    $    159
   Dental contracts ..................................      1,171       1,768
                                                         --------    --------
       Total revenues ................................      2,302       1,927

 Operating expenses
   Research and development ..........................        892         227
   Sales and marketing ...............................        360         203
   General and administrative ........................        728         663
   Depreciation and amortization .....................        509         532
                                                         --------    --------
       Total operating expenses ......................      2,489       1,625

Earnings (loss) from operations ......................       (187)        302

   Interest expense ..................................       (385)       (288)
   Interest income ...................................         36          76
   Other income ......................................        181          93
                                                         --------    --------
   Income (loss) before income taxes .................       (355)        183
       Income taxes ..................................         --          --
                                                         --------    --------
Net income (loss) ....................................   $   (355)   $    183
                                                         ========    ========
Earnings (loss) per common share, basic and diluted ..   $  (0.02)   $   0.02
                                                         ========    ========
 Number of shares used in calculation of earnings
  (loss) per share, basic and diluted ................     14,507      10,573
                                                         ========    ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                       COMMON STOCK       ADDITIONAL                               TOTAL
                                   ---------------------    PAID-IN   ACCUMULATED   TREASURY    SHAREHOLDERS
                                     SHARES      AMOUNT     CAPITAL     DEFICIT       STOCK        EQUITY'
                                   ---------   ---------   ---------   ---------    ---------    ---------
Balances, April 1, 2002 ........      15,281   $      15   $  31,336   $ (25,544)   $  (1,141)   $   4,666

Issuance of common stock .......       2,533           3       2,321          --           --        2,324
Net loss .......................          --          --          --        (355)          --         (355)
                                   ---------   ---------   ---------   ---------    ---------    ---------

Balances, June 30, 2002 ........      17,814   $      18   $  33,657   $ (25,899)   $  (1,141)   $   6,635
                                   =========   =========   =========   =========    =========    =========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------
Net cash used in operating activities .................   $   (832)   $    (15)

Cash flows from investing activities:
   Repayment of notes receivable ......................        337          76
   Proceeds from practice terminations ................        382          31
   Capital expenditures ...............................        (72)         (8)
                                                          --------    --------
     Net cash provided by investing activities ........        647          99
                                                          --------    --------
Cash flows from financing activities:
   Repayment of long-term debt ........................        (97)        (97)
   Repayment of capital lease liabilities .............       (155)        (90)
   Proceeds from stock option exercise ................         17          --
                                                          --------    --------
     Net cash used in financing activities ............       (235)       (187)
                                                          --------    --------

Net change in cash and cash equivalents ...............       (420)       (103)
Cash and cash equivalents, beginning of period ........      1,498       1,051
                                                          --------    --------

Cash and cash equivalents, end of period ..............   $  1,078    $    948
                                                          ========    ========
Supplemental disclosure of cash flow information:
   Issuance of common stock ...........................   $  2,307    $     --

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

     The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended June 30, 2002 and 2001.

     Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K for the year ended March 31, 2002, as filed with the SEC.

     The accompanying financial statements have been prepared on a basis which assume that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

     The Company changed its business model from a dental practice management company to an e-Learning company in the first quarter of fiscal 2001. The Company is currently implementing its e-Learning strategy, has a limited operating history with regard to its e-Learning business and is continuing the development and enhancement of its e-Learning product and service offerings and related revenue streams. The Company acquired two e-Learning entities during fiscal 2002 and one e-Learning company during the three months ended June 30, 2002 and is currently integrating the operations of these entities.

     The Company reported a working capital deficit and negative cash flow from operations for fiscal year 2002 and the three months ended June 30, 2002. Also, the Company's management service agreements with the affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the quarter ended June 30, 2002, the Company used cash flows from operations of $832,000 and reported a working capital deficit of $745,000. These items discussed above and the limited operating history as an e-Learning company raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company has not added to or changed its critical accounting policies significantly since March 31, 2002 other than in relation to the new prouncements discussed below. For a description of these policies, refer to note 3 of the consolidated financial statements in the Company's annual report on Form 10-K for the year ended March 31, 2002.

EARNINGS PER SHARE

     Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Outstanding options to purchase approximately 1,699,646 and 1,684,563 shares of Common Stock at exercise prices above market value were excluded from the calculation of earnings per share for the three months ended June 30, 2002 and 2001, respectively, because their effect would have been antidilutive.

NEW PRONOUNCEMENTS

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective for the Company on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Under the new guidance of SFAS No. 145, losses from early extinguishments of debt will be classified as extraordinary items when the losses are considered unusual in nature and infrequent in occurrence. SFAS No. 145 will be effective for the Company on April 1, 2004.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact upon adoption.

TRANSITIONAL DISCLOSURE UNDER SFAS NO. 142

     On April 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" and as a result, the Company's goodwill is no longer amortized. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption) if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

     Had the Company adopted SFAS No. 142 on April 1, 2001, net income would have increased by $23,000 for the three months ended June 30, 2001 due to the non amortization of goodwill. The adoption of this statement would not have affected basic and diluted earnings per share of $0.02 for the three months ended June 30, 2001.

3.   SEGMENT INFORMATION

     During the periods ended June 30, 2002 and 2001, the Company had two reportable segments, learning and dental practice management. The learning segment included revenues and operating expenses related to the development and sale of the Company's learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses.

     There are no intersegment revenues. The Company does not review assets by operating segment.

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------
Revenues
   Learning ............................................   $  1,131    $    159
   Dental practice management ..........................      1,171       1,768
                                                           --------    --------
       Total revenues ..................................      2,302       1,927
                                                           --------    --------
 Operating expenses
   Learning ............................................      1,252         430
   Dental practice management ..........................      1,237       1,195
                                                           --------    --------
       Total operating expenses ........................      2,489       1,625
                                                           --------    --------
Earnings (loss) from operations
   Learning ............................................       (121)       (271)
   Dental practice management ..........................        (66)        573
                                                           --------    --------
       Total earnings (loss) for operating .............       (187)        302
                                                           --------    --------
 Non operating expenses
   Learning ............................................         --          --
   Dental practice management ..........................        168         119
                                                           --------    --------
       Total non-operating expenses ....................        168         119
                                                           --------    --------
 Income (loss) before income taxes
   Learning ............................................       (121)       (271)
   Dental practice management ..........................       (234)        454
                                                           --------    --------
       Total income (loss) before income taxes .........   $   (355)   $    183
                                                           ========    ========

4.   BUSINESS COMBINATIONS

     QUISIC CORPORATION

     On June 17, 2002, the Company acquired certain assets of Quisic Corporation; a California based private e-learning company for 2,500,000 common shares. The operating results of Quisic are included with the Company's as of June 17, 2002.

The purchase price has been calculated as follows:

                                                               (IN THOUSANDS)
     Issuance of EDT Learning common stock valued
        at $0.92 per share .....................................   $2,300
     Acquisition costs .........................................      100
                                                                   ------
        Net purchase price, including acquisition costs ........   $2,400

     Assumed liabilities .......................................      223
                                                                   ------
        Total purchase price ...................................   $2,623
                                                                   ======

     The total purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The excess purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed has been assigned to goodwill.

     The purchase price has preliminarily been allocated as follows:

                                                                   PURCHASE
                                                                    PRICE
                                                                  ALLOCATION
                                                                --------------
                                                                (IN THOUSANDS)
     Current assets.............................................   $   186
     Property and equipment.....................................        75
     Goodwill...................................................     2,155
     Identifiable intangible assets.............................       207
     Current liabilities, including deferred revenue............      (323)
     Common stock, net of treasury shares.......................        (3)
     Capital in excess of par value.............................    (2,297)
                                                                   -------
                                                                   $    --
                                                                   =======

5.   COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Company has pending lawsuits against eight Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Three Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail both in the recovery of damages from the Affiliated Practices as well as in the defense to the alleged counterclaims.

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

     In connection with the execution of its e-learning strategy, the Company acquired certain assets of Quisic Corporation; a California based private company in June, 2002. The Company issued 2,500,000 common shares under the terms of the agreement. Since the acquisition date, operating results of Quisic are included with the Company's results from operations.

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

     REVENUES

     Total revenues generated for the three months ended June 30, 2002 and 2001 were $2.3 million and $1.9 million respectively, an increase of $375,000. The Company recognized $1.1 million in learning revenues in the three months ended June 30, 2002 compared with $159,000 of learning revenues in the three months ended June 30, 2001, an increase of $972,000. The increase is a result of the Company's continuing expansion into the e-Learning marketplace and has been fueled by the acquisitions in fiscal 2002 of Learning-Edge, Inc., ThoughtWare Technologies, Inc. and the acquisition this quarter of certain assets of Quisic Corporation. Revenue from dental contacts decreased by $597,000 during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 due to the modification and termination of certain dental contracts. Dental contract revenue will continue to decline as the contracts reach their expiration dates, generally over the next 9 to 18 months, which will reduce revenue and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results.

     OPERATING EXPENSES

     Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. The Company incurred operating expenses of $2.5 million and $1.6 million for the three months ended June 30, 2002 and 2001, respectively, an increase of $864,000.

     Research and development expenses include expenses incurred in connection with the provision of e-learning services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses were $892,000 for the three months ended June 30, 2002 compared with $227,000 for the three months ended June 30, 2001, an increase of $665,000. The increase is a result of the Company's continuing expansion into the e-Learning marketplace.

     Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $360,000 for the three months ended June 30, 2002 compared with $203,000 for the three months ended June 30, 2001, an increase of $157,000. The increase is a result of the Company's continuing expansion into the e-Learning marketplace.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel (primarily related to practice development), office costs and other general corporate expenses.

     For the three months ended June 30, 2002 and 2001, general and administrative expenses were $728,000 and $663,000 respectively, an increase of $65,000. General and administrative expenses increased primarily due increases in professional services of $111,000 and occupancy of $49,000. These increases were offset by a decrease in bad debt expense of $95,000.

     Depreciation and amortization expenses were $509,000 and $532,000 for the three months ended June 30, 2002 and 2001, respectively, an decrease of $23,000. The decrease is primarily due to the modification and terminations of the service agreements that returned ownership of dental practice equipment to the related dental practices. A portion of this decrease was offset by depreciation of the property and equipment purchased in the acquisitions of Learning-Edge, Inc., ThoughtWare Technologies, Inc. and certain assets of Quisic Corporation.

     INCOME TAX EXPENSE

     The Company recorded no tax benefit during the three months ended June 30, 2002 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its eBusiness plan. At June 30, 2002, the Company has a net deferred tax asset of $5.9 million with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of six to fourteen years.

     The Company recorded no tax expense during the three months ended June 30, 2001 due to the utilization of its net operating loss carryforward.

NEW PRONOUNCEMENTS

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective for the Company on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Under the new guidance of SFAS No. 145, losses from early extinguishments of debt will be classified as extraordinary items when the losses are considered unusual in nature and infrequent in occurrence. SFAS No. 145 will be effective for the Company on April 1, 2004.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on January 1, 2003. The Company is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

     The Company changed its business model from a dental practice management company to an e-Learning company in the first quarter of fiscal 2001. The Company is currently implementing its e-Learning strategy, has a limited operating history with regard to its e-Learning business and is continuing the development and enhancement of its e-Learning product and service offerings and related revenue streams. The Company acquired two e-Learning entities during fiscal 2002 and one e-Learning company during the three months ended June 30, 2002 and is currently integrating the operations of these entities.

     The Company reported a working capital deficit and negative cash flow from operations for fiscal year 2002. Also, the Company's management service agreements with the affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the quarter ended June 30, 2002, the Company used cash flows from operations of $832,000 and reported a working capital deficit of $745,000. These items discussed above and the limited operating history as an e Learning company raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company's service agreements with affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the quarter ended June 30, 2002, the Company received $382,000 in cash from terminating the service agreements with Affiliated Practices. These cash collections accelerate the date at which the Company would be required to sustain its operations solely on cash collections derived from e-learning revenues. However, there can be no assurance that the Company's e-learning strategies will be achieved or that the affiliated dental practices will continue to agree upon terms acceptable to the Company.

     At June 30, 2002, the Company had a working capital deficit of $745,000. Current assets included $1.1 million in cash and $1.7 million in accounts and notes receivable. Current liabilities consisted of $565,000 of deferred revenue, $1.3 million of current maturities of long-term debt and capital leases and $1.9 million in accounts payable and accrued liabilities.

     During the three months ended June 30, 2002 and 2001, the Company used $832,000 and $15,000 respectively for operating activities, primarily from the use of working capital.

     The Company had outstanding total debt (secured and unsecured promissory notes) of $8.9 million at June 30, 2002. Of that amount, the Company has $5.8 million of convertible redeemable subordinated notes, which mature on March 29, 2012. The remaining balance of $3.1 million is owed to various parties with differing maturities as follows: $389,000 are unsecured notes which arose as part of the Company's initial public offering and are due on March 30, 2003; $105,000 are unsecured promissory notes of which were issued to former shareholders of Omega Orthodontics, Inc. or were assumed by the Company as part of its acquisition of Omega Orthodontics, Inc. and are due in fiscal 2003 and 2004. $1.4 million are unsecured promissory notes of which $1.0 million were issued to former shareholders of Learning-Edge, Inc. and $0.4 million were assumed by the Company as part of its acquisition of Learning-Edge, Inc. These notes mature in fiscal 2004 and 2005. $1.2 million are unsecured convertible promissory notes which were issued to dentists which the Company affiliated with as part of its dental practice management business and are due one half in November 2002 and one half in November 2003.

     The following schedule details all of the Company's indebtedness and the required contractual payments related to such obligations at June 30, 2002 (in thousands):

                                                   DUE IN LESS    DUE IN ONE TO    DUE IN FOUR     DUE AFTER
                                         TOTAL    THAN ONE YEAR    THREE YEARS    TO FIVE YEARS    FIVE YEARS
                                        -------   -------------    -----------    -------------    ----------
Long term debt .....................    $ 8,871      $   903         $ 2,193         $    --         $ 5,775
Capital lease obligations ..........        947          482             453              12              --
Operating lease obligations ........      2,695          580           1,064             782             269
                                        -------      -------         -------         -------         -------
Total commitments ..................    $12,513      $ 1,965         $ 3,710         $   794         $ 6,044
                                        =======      =======         =======         =======         =======

     Cash generated from investing activities was $382,000 and $31,000 in cash received from service agreement terminations and $337,000 and $76,000 from the collection of notes receivable during the three months ended June 30, 2002 and 2001 respectively. Cash used in investing activities was $72,000 and $8,000 for capital expenditures in the three months ended June 30, 2002 and 2001, respectively.

     During the three months ended June 30, 2002 and 2001, $252,000 and $187,000 respectively was used to repay long-term debt and capital leases. The Company received $17,000 in cash from the exercise of stock options during the three months ended June 30, 2002.

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

     As of June 30, 2002, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $3.6 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtness bear fixed interest rates of 6% to 9%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has pending lawsuits against eight Affiliated Practices for defaulting in the payment of the required Service Fees. In each of those cases, the Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Three Affiliated Practices have in response filed a counter-claim alleging breach of contract, misrepresentation and securities violations. The Company believes that those counter-claims are without merit and that the Company will prevail both in the recovery of damages from the Affiliated Practices as well as in the defense to the alleged counter-claims.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS OF SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          Exhibit No.                   Description
          -----------                   -----------

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- James M. Powers, Jr.

            99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Charles Sanders

     (b)  REPORTS ON FORM 8-K

          1) Current Report on Form 8-K/A dated January 15, 2002 was filed April 1, 2002 (Item 7. Financial statements and exhibits) which contained the audited financial statements of ThoughtWare Technologies, Inc. for the year ended December 31, 2001 and the unaudited financial statements of ThoughtWare Technologies, Inc. for the year ended December 31, 2000.

          2) Current Report on Form 8-K dated July 1, 2002 (Item 2. Acquisition or Disposition of Assets).

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, EDT Learning, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EDT LEARNING, INC.


Dated: August 14, 2002                  By: /s/ Charles Sanders
                                            ------------------------------------
                                            Charles Sanders
                                            Sr. Vice President-Chief Financial
                                            Officer