Form 10-Q
period 2002-09-30
EDT LEARNING INC
filed 2002-11-13
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2002 OR

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 6, 2002, was 16,638,471.

================================================================================

                             FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

Part I--Financial Information                                               PAGE
                                                                            ----
     Item 1--Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets as of September 30, 2002 and
             March 31, 2002.................................................   3

             Consolidated Statements of Operations for the Three and Six
             Months Ended September 30, 2002 and September 30, 2001.........   4

             Consolidated Statement of Changes in Shareholders'
             Equity for the Six Months Ended September 30, 2002.............   5

             Consolidated Statements of Cash Flows for the Six
             Months Ended September 30, 2002 and September 30, 2001.........   6

             Notes to Consolidated Financial Statements.....................   7

     Item 2--Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  11

     Item 3--Qualitative and Quantitative Disclosures about Market Risk.....  15

     Item 4--Controls and Procedures........................................  16

Part II--Other Information

     Item 1--Legal proceedings..............................................  17

     Item 2--Change in securities and use of proceeds.......................  17

     Item 3--Defaults of senior securities..................................  17

     Item 4--Submission of matters to a vote of security holders............  17

     Item 5--Other information..............................................  17

     Item 6--Exhibits and Reports on Form 8-K...............................  17


Signatures..................................................................  20

Certifications..............................................................  21

                          PART I--FINANCIAL INFORMATION


Item 1. Financial Statements

                       EDT LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                     September 30,   March 31,
                                                                         2002          2002
                                                                       --------      --------
                                                                      (unaudited)
                                       ASSETS
Current assets:
   Cash and cash equivalents .......................................   $    832      $  1,498
   Accounts receivable, net of allowance for doubtful
     accounts of $593 and $754, respectively .......................      1,022           824
   Prepaid and other current assets ................................        118           427
   Notes receivable from affiliated practices-current, net .........        310           536
                                                                       --------      --------
     Total current assets ..........................................      2,282         3,285

Property and equipment, net ........................................      1,519         2,137
Goodwill ...........................................................      9,600         7,479
Intangible assets, net .............................................      1,504         1,984
Notes receivable from affiliated practices, net ....................        488           493
Other assets .......................................................        262           209
                                                                       --------      --------
     Total assets ..................................................   $ 15,655      $ 15,587
                                                                       ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ...............................   $    725      $  1,337
   Accounts payable and accrued liabilities ........................      1,770         2,203
   Current portion of deferred revenue .............................        340           853
   Current portion of capital lease liabilities ....................        399           430
                                                                       --------      --------
     Total current liabilities .....................................      3,234         4,823

Long term debt, less current maturities ............................      5,746         5,367
Capital lease liabilities ..........................................        308           536
Deferred revenue ...................................................         84           195
                                                                       --------      --------
     Total liabilities .............................................      9,372        10,921

Commitments and contingencies

Shareholders' Equity:
   Current stock, $.001 par value 40,000,000 shares
     authorized, 17,818,101 and 15,281,485 issued, respectively ....         18            15
   Additional paid-in capital ......................................     33,659        31,336
   Accumulated deficit .............................................    (26,253)      (25,544)
   Less:  1,179,630 treasury share at cost .........................     (1,141)       (1,141)
                                                                       --------      --------
     Total shareholders' equity ....................................      6,283         4,666
                                                                       --------      --------
     Total liabilities and shareholders' equity ....................   $ 15,655      $ 15,587
                                                                       ========      ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                    Three Months Ended       Six Months Ended
                                                                      September 30,            September 30,
                                                                   --------------------    --------------------
                                                                     2002        2001        2002        2001
                                                                   --------    --------    --------    --------
Revenues:
   Learning ....................................................   $  1,141    $    127    $  2,272    $    285
   Dental contracts ............................................        821       1,709       1,993       3,478
                                                                   --------    --------    --------    --------
       Total revenues ..........................................      1,962       1,836       4,265       3,763

Operating expenses:
   Research and development ....................................        918         255       1,810         481
   Sales and marketing .........................................        491         223         851         426
   General and administrative ..................................        735         253       1,463         917
   Depreciation and amortization ...............................        482         542         991       1,074
                                                                   --------    --------    --------    --------
       Total operating expenses ................................      2,626       1,273       5,115       2,898

Earnings (loss) from operations ................................       (664)        563        (850)        865

   Interest expense ............................................       (381)       (271)       (766)       (559)
   Interest income .............................................         56          67          92         143
   Other income ................................................        635          83         815         176
                                                                   --------    --------    --------    --------
   Income (loss) before income taxes ...........................       (354)        442        (709)        625

       Income taxes ............................................         --          --          --          --
                                                                   --------    --------    --------    --------
Net income (loss) ..............................................   $   (354)   $    442    $   (709)   $    625
                                                                   ========    ========    ========    ========

Earnings (loss) per common share, basic and diluted ............   $  (0.02)   $   0.04    $  (0.05)   $   0.06
                                                                   ========    ========    ========    ========
Number of shares used in calculation of earnings (loss) per
  share basic and diluted ......................................     16,637      10,542      15,572      10,557
                                                                   ========    ========    ========    ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                        Common Stock      Additional                              Total
                                    -------------------    Paid-In   Accumulated   Treasury    Shareholders'
                                     Shares     Amount     Capital     Deficit       Stock        Equity
                                    --------   --------    --------    --------     --------     --------
Balances, April 1, 2002 .........     15,281   $     15    $ 31,336    $(25,544)    $ (1,141)    $  4,666

Issuance of common stock ........      2,537          3       2,323          --           --        2,326
Net loss ........................         --         --          --        (709)          --         (709)
                                    --------   --------    --------    --------     --------     --------

Balances, September 30, 2002 ....     17,818   $     18    $ 33,659    $(26,253)    $ (1,141)    $  6,283
                                    ========   ========    ========    ========     ========     ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                              Six months ended
                                                               September 30,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------
Net cash used in operating activities ....................   $(1,415)   $  (250)

Cash flows from investing activities:
   Repayment of notes receivable .........................       388        448
   Proceeds from practice terminations ...................       940        703
   Issuance of notes receivable ..........................       (85)        --
   Capital expenditures ..................................       (83)        (8)
                                                             -------    -------
     Net cash provided by investing activities ...........     1,160      1,143
                                                             -------    -------
Cash flows from financing activities:
   Repayment of long-term debt ...........................      (171)      (615)
   Repayment of capital lease liabilities ................      (259)      (176)
   Proceeds from stock option exercise ...................        19         --
   Financing costs .......................................        --        (59)
                                                             -------    -------
     Net cash used in financing activities ...............      (411)      (850)
                                                             -------    -------

Net change in cash and cash equivalents ..................      (666)        43
Cash and cash equivalents, beginning of period ...........     1,498      1,051
                                                             -------    -------

Cash and cash equivalents, end of period .................   $   832    $ 1,094
                                                             =======    =======
Non cash investing and financing activities:
   Issuance of common stock ..............................   $ 2,307    $    --
   Convertible subordinated notes offset against
     receivables from affiliated practices ...............       307         --
   Warrants issued in connection with financing costs ....        --         44

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

     The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended September 30, 2002 and 2001.

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

     The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

     The Company changed its business model from a dental practice management company to an e-Learning company in the first quarter of fiscal 2001. The Company is currently implementing its e-Learning strategy, has a limited operating history with regard to its e-Learning business and is continuing the development and enhancement of its e-Learning product and service offerings and related revenue streams. The Company acquired two e-Learning entities during fiscal 2002 and one e-Learning company in June 2002 and has integrated the operations of these entities.

     The Company reported a working capital deficit and negative cash flow from operations for fiscal year 2002 and the six months ended September 30, 2002. Also, the Company's management service agreements with the affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003. This will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the six months ended September 30, 2002, the Company used cash flows from operations of $1.4 million and reported a working capital deficit of $952,000. These items discussed above and the limited operating history as an e-Learning company raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plan with regard to these matters include continued development, marketing and licensing of its e-Learning products and services through both internal growth and acquisition and acceleration of cash collections from affiliated dental practices by offering a sale of the dental practices management service agreements earlier than contractually required.

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

REVENUE RECOGNITION

     The Company recognizes revenue and profit as work progresses on learning contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. There were no such losses at September 30, 2002.

     In connection with the Company's initial sales of software licenses, the Company adopted Statement of Position 97-2 as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software if all of the following conditions are met:

     *    There is persuasive evidence of an arrangement with the customer;
     *    The product has been delivered to the customer;
     *    Collection of the fees is probable; and
     * The amount of the fees to be paid by the customer is fixed or determinable.

     For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer. We consider all arrangements with payment terms longer than normal not to be fixed or determinable. For arrangements involving extended payment terms, revenue recognition occurs when payments are due.

     The Company has not added to or changed its critical accounting policies significantly since March 31, 2002 other than in relation to revenue recognition or the new prouncements discussed below. For a description of these policies, refer to note 3 of the consolidated financial statements in the Company's annual report on Form 10-K for the year ended March 31, 2002.

NEW PRONOUNCEMENTS

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective for the Company on April 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on April 1, 2003. The Company is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact upon adoption.

EARNINGS PER SHARE

     Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Outstanding options to purchase approximately 1,958,354 and 2,390,967 shares of Common Stock at exercise prices above market value were excluded from the calculation of earnings per share for the three months ended September 30, 2002 and 2001 respectively, because their effect would have been antidilutive.

3.   GOODWILL

     On April 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" and as a result, the Company's goodwill is no longer amortized. SFAS 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of SFAS 142, the Company determined there was no impairment of goodwill.

     Had the Company adopted SFAS No. 142 on April 1, 2001, net income would have increased by $23,000 and $46,000 for the three and six months ended September 30, 2001 respectively, due to the non-amortization of goodwill. The adoption of this statement would not have affected basic and diluted earnings per share of $0.04 and $0.06 for the three and six months ended September 30, 2001.

4.   SEGMENT INFORMATION

     During the periods ended September 30, 2002 and 2001, the Company had two reportable segments, learning and dental practice management. The learning segment included revenues and operating expenses related to the development and sale of the Company's learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses.

     There are no intersegment revenues. The Company does not review assets by operating segment.

                                                      Three Months Ended     Six Months Ended
                                                         September 30,         September 30,
                                                      ------------------    ------------------
                                                       2002       2001       2002       2001
                                                      -------    -------    -------    -------
Revenues
   Learning .......................................   $ 1,141    $   127    $ 2,272    $   285
   Dental practice management .....................       821      1,709      1,993      3,478
                                                      -------    -------    -------    -------
       Total revenues .............................     1,962      1,836      4,265      3,763
                                                      -------    -------    -------    -------
 Operating expenses
   Learning .......................................     1,997        478      3,249        907
   Dental practice management .....................       629        795      1,866      1,991
                                                      -------    -------    -------    -------
       Total operating expenses ...................     2,626      1,273      5,115      2,898
                                                      -------    -------    -------    -------
Earnings (loss) from operations
   Learning .......................................      (856)      (351)      (977)      (622)
   Dental practice management .....................       192        914        127      1,487
                                                      -------    -------    -------    -------
       Total earnings (loss) from operations ......      (664)       563     (850)       865
                                                      -------    -------    -------    -------
 Non operating income (expense)
   Learning .......................................       100         --        100         --
   Dental practice management .....................       210       (121)        41       (240)
                                                      -------    -------    -------    -------
       Total non-operating expenses ...............       310       (121)       141       (240)
                                                      -------    -------    -------    -------
 Income (loss) before income taxes
   Learning .......................................      (756)      (351)      (877)      (622)
   Dental practice management .....................       402        793        168      1,247
                                                      -------    -------    -------    -------
       Total income (loss) before income taxes ....   $  (354)   $   442    $  (709)   $   625
                                                      =======    =======    =======    =======

5.   BUSINESS COMBINATIONS

     On June 17, 2002, the Company acquired certain assets of Quisic Corporation, ("Quisic") a California based private company in exchange for 2.5 million shares of the Company's common stock and the assumption of approximately $223,000 of liabilities. On July 2, 2002, the Company filed an initial Form 8-K to disclose this acquisition. The Company's Form 8-K/A was due on September 3, 2002. Pursuant to Section 4, "Covenants of the Seller" of the Asset Purchase Agreement, Quisic was obligated to provide its audited financial statements to the Company for the years ended December 31, 2001 and 2000 within two weeks of the transaction closing, well in advance of September 3, 2002. As of November 13, 2002, Quisic and its auditors have not delivered Quisic's audited financial statements to the Company. The Company has therefore been unable to file Form 8-K/A due to a lack of audited financial statements of Quisic for the years ended December 31, 2001 and 2000. The Company anticipates receiving the audited financial statements of Quisic within the next 30 days, although no assurance can be provided as to when or whether the Company will receive the audited financial statements. The Company will file Form 8-K/A as soon as possible after those financial statements become available.

6.   SUBSEQUENT EVENT

     In November 2002, the Company announced the signing of an asset purchase agreement with Mentergy, Inc., for the purchase of the LearnLinc(R) live virtual classroom software and the TestLinc(R) on line testing and assessment tool. The definitive agreement requires approval by the District Court in Tel Aviv, Israel, which is monitoring the restructuring of Mentergy, Inc.'s parent company, Mentergy, Ltd.

7.   COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Company has a pending lawsuit against an affiliated practice for defaulting in the payment of the required service fees. The Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. The Company is also party to three other legal disputes arising from the ordinary course of its e-Learning business. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE BASED ON CURRENT PLANS AND EXPECTATIONS OF EDT LEARNING, INC. AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL FUTURE ACTIVITIES AND RESULTS OF OPERATIONS TO BE MATERIALLY DIFFERENT FROM THAT SET FORTH IN THE FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, AMONG OTHERS, RISKS ASSOCIATED WITH THE E-LEARNING BUSINESS, FLUCTUATIONS IN OPERATING RESULTS AND VARIATIONS IN STOCK PRICE, CHANGES IN GOVERNMENT REGULATIONS, COMPETITION, RISKS RELATED TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN AND RISKS DETAILED IN EDT LEARNING'S SEC FILINGS.

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

RESULTS OF OPERATIONS

     As an extension of its educational and training background, the Company has broadened its reach to focus on the larger growing e-Learning and corporate training market. With the launch of the Company's state of the art learning management system and its e-Learning engine, the Company now provides a comprehensive array of e-Learning content, hosting and delivery services. The Company's synchronous and asynchronous content delivery solutions provide an array of e-Learning products that are customized to each corporate client. The Company is positioning itself in the corporate training sector of the e-Learning marketplace leveraging its existing infrastructure and using scale provided by an integrated product.

     The Company continues to provide services to its Affiliated Practices in accordance with the modified service agreements. The actual terms of the various service agreements vary slightly on a case-by-case basis, depending on negotiations with the individual Affiliated Practices. Those modified service agreements require in general that the Company provide: access to online practice enhancement services; access to online tools and payroll services; access to certain on-site consulting and seminar programs; and the use of the tangible assets owned by the Company located at each affiliated dental practice location. The service fees payable to the Company under the modified service agreements are guaranteed by the owner-dentists. The Company's management service agreements with the affiliated dental practices begin to expire on April

1, 2003 and will continue to expire through December 31, 2003. This will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results.

     The operations of the Company involve many risks, which, even through a combination of experience, knowledge and careful evaluation, may not be overcome. These risks include the fact that the market for e-Learning products and services is in the early stages of development and may not grow to a sufficient size or at a sufficient rate to sustain the Company's business. The Company also faces intense competition from other e-learning providers and may be unable to compete successfully. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical and other resources and therefore may be able to more quickly respond to changing opportunities or customer requirements. New competitors are also likely to enter this market in the future due to the lack of significant barriers to enter the market. The Company cannot assure investors that it will be able to contend effectively with such increased competition.

     REVENUES

     Total revenues generated for the three months ended September 30, 2002 and 2001 were $2.0 million and $1.8 million respectively, an increase of $126,000. The Company recognized $1.1 million in learning revenues in the three months ended September 30, 2002 compared with $127,000 of learning revenues in the three months ended September 30, 2001, an increase of $1 million. The increase is a result of the Company's continuing expansion into the e-Learning marketplace and has been fueled by the acquisitions in fiscal 2002 of Learning-Edge, Inc. and ThoughtWare Technologies, Inc. and the acquisition of certain assets of Quisic Corporation in June 2002. Revenue from dental contacts decreased by $888,000 during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 due to the modification and termination of certain dental contracts. Dental contract revenue will continue to decline as the contracts reach their expiration dates, generally over the next 6 to 15 months. This will reduce revenue and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results.

     Total revenues generated for the six months ended September 30, 2002 and 2001 were $4.3 million and $3.8 million respectively, an increase of $502,000. The Company recognized $2.3 million in learning revenues in the six months ended September 30, 2002 compared with $285,000 of learning revenues in the six months ended September 30, 2001, an increase of $2 million. Revenue from dental contracts decreased by $1.5 million during the six months ended September 30, 2002 as compared to the six months ended September 30, 2001 due to the modification and termination of certain dental contracts. Dental contract revenue will continue to decline as the contracts reach their expiration dates, generally over the next 6 to 15 months.

     OPERATING EXPENSES

     Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. The Company incurred operating expenses of $2.6 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively, an increase of $1.3 million. The Company incurred operating expenses of $5.1 million and $2.9 million for the six months ended September 30, 2002 and 2001 respectively, an increase of $2.2 million.

     Research and development expenses include expenses incurred in connection with the provision of e-learning services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses were $918,000 and $1.8 million for the three and six months ended September 30, 2002 compared with $255,000 and $481,000 for the three and six months ended September 30, 2001, increases of $663,000 and $1.3 million, respectively. The increases are a result of the Company's continuing expansion into the e-Learning marketplace.


     Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $491,000 and $851,000 for the three and six months ended September 30, 2002 compared with $223,000 and $426,000 for the three and six months ended September 30, 2001, increases of $268,000 and $425,000, respectively. The increases are a result of the Company's continuing expansion into the e-Learning marketplace.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel, office costs and other general corporate expenses.

     For the three months ended September 30, 2002 and 2001, general and administrative expenses were $735,000 and $253,000 respectively, an increase of $482,000. General and administrative expenses increased primarily due to increases in bad debt expense of $202,000, salaries and benefits of $122,000, insurance of $106,000 and occupancy of $52,000.

     For the six months ended September 30, 2002 and 2001, general and administrative expenses were $1.5 million and $917,000 respectively, an increase of $546,000. General and administrative expenses increased primarily due to increases in salaries and benefits of $122,000, professional services of $111,000, bad debts expense of $107,000, insurance of $106,000 and occupancy of $100,000.

     Depreciation and amortization expenses were $482,000 and $991,000 for the three and six months ended September 30, 2002 compared with $542,000 and $1.1 million for three and six months ended September 30, 2001, decreases of $60,000 and $83,000, respectively. The decreases are primarily due to the modification and terminations of the service agreements that returned ownership of dental practice equipment to the related dental practices. A portion of these decreases were offset by depreciation of the property and equipment purchased in the acquisitions of Learning-Edge, Inc., ThoughtWare Technologies, Inc. and certain assets of Quisic Corporation.

     INCOME TAX EXPENSE

     The Company recorded no tax benefit during the three and six months ended September 30, 2002, because it concluded it is not likely it would be able to recognize its net operating loss carry forwards due to the lack of operating history of its eBusiness plan. These net operating loss carry forwards begin to expire in 2018. At September 30, 2002, the Company also has a net deferred tax asset of $6.0 million with a corresponding valuation allowance. These tax benefits are scheduled to expire over a period of six to fourteen years.

     The Company recorded no tax expense during the three and six months ended September 30, 2001 due to the utilization of its net operating loss carryforward.

     INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME

     Interest expense increased $110,000 from $271,000 for the three months ended September 30, 2001 to $381,000 for the three months ended September 30, 2002. Interest expense increased $207,000 from $559,000 for the six months ended September 30, 2001 to $766,000 for the six months ended September 30, 2002. The increases are primarily attributable to the amortization of the warrant discount and beneficial conversion feature related to the Private Placement Offering consummated by the Company in March 2002. Interest expense related to the amortization of the warrant discount and beneficial conversion feature was $123,000 and $246,000 for the three and six months ended September 30, 2002.

     Interest income decreased $11,000 from $67,000 for the three months ended September 30, 2001 to $56,000 for the three months ended September 30, 2002. Interest income decreased $51,000 from $143,000 for the six months ended September 30, 2001 to $92,000 for the six months ended September 30, 2002. The decreases are attributable to note receivable collections and the subsequent declining principal balances on the Company's notes receivable.

     Other income includes the gains recorded from terminating the service agreements of the Affiliated Practices and the sale of Company assets. Other income increased $552,000 from $83,000 for the three months ended September 30, 2001 to $635,000 for the three months ended September 30, 2002. Other income increased $639,000 from $176,000 for the six months ended September 30, 2001 to $815,000 for the six months ended September 30, 2002.

     NEW PRONOUNCEMENTS

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred and will be effective for the Company on April 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for the Company on April 1, 2003. The Company is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact upon adoption.

LIQUIDITY AND CAPITAL RESOURCES

     The Company changed its business model from a dental practice management company to an e-Learning company in the first quarter of fiscal 2001. The Company is currently implementing its e-Learning strategy, has a limited operating history with regard to its e-Learning business and is continuing the development and enhancement of its e-Learning product and service offerings and related revenue streams. The Company acquired two e-Learning entities during fiscal 2002 and one e-Learning company in June 2002 and has integrated the operations of these entities.

     The Company reported a working capital deficit and negative cash flow from operations for fiscal year 2002 and the six months ended September 30, 2002. Also, the Company's management service agreements with the affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003. This will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the six months ended September 30, 2002, the Company used cash flows from operations of $1.4 million and reported a working capital deficit of $952,000. These items discussed above and the limited operating history as an e-Learning company raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plan with regard to these matters include continued development, marketing and licensing of its e-Learning products and services through both internal growth and acquisition and acceleration of cash collections from affiliated dental practices by offering a sale of the dental practices management service agreements earlier than contractually required. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to provide adequate cash flows to sustain operations.

     The Company has made acquisitions, and management expects that other e-learning businesses will be acquired in the future. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company at all, or without substantial costs, delays or other problems. There can be no assurance that businesses acquired will achieve sales and profitability that justify the investment made by the Company. Any inability on the part of the Company to control these risks effectively and integrate and manage acquired businesses could have a material adverse effect on the Company. Acquisitions may result in increased depreciation and amortization expense; increase interest expense, increased financial leverage or decrease operating results.

     The Company's service agreements with affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the six months ended September 30, 2002, the Company received $940,000 in cash from terminating the service agreements with Affiliated Practices. These cash collections accelerate the date at which the Company would be required to sustain its operations solely on cash collections derived from e-learning revenues. However, there can be no assurance that the Company's e-Learning strategies will be achieved or that the affiliated dental practices will continue to agree upon terms acceptable to the Company.

     At September 30, 2002, the Company had a working capital deficit of $952,000. Current assets included $832,000 in cash and $1.3 million in accounts and notes receivable. Current liabilities consisted of $340,000 of deferred revenue, $1.1 million of current maturities of long-term debt and capital leases and $1.8 million in accounts payable and accrued liabilities.

     During the six months ended September 30, 2002 and 2001, the Company used $1.4 million and $250,000 respectively for operating activities, primarily from the use of working capital.

     The Company had outstanding total debt (secured and unsecured promissory notes) of $8.5 million at September 30, 2002. Of that amount, the Company has $5.8 million of convertible redeemable subordinated notes, which mature on March 29, 2012. The remaining balance of $2.7 million is owed to various parties with differing maturities as follows: $389,000 are unsecured notes which arose as part of the Company's initial public offering and are due on March 30, 2003; $89,000 are unsecured promissory notes of which were issued to former shareholders of Omega Orthodontics, Inc. or were assumed by the Company as part of its acquisition of Omega Orthodontics, Inc. and are due in fiscal 2003 and 2004. $1.3 million are unsecured promissory notes of which $1.0 million were issued to former shareholders of Learning-Edge, Inc. and $0.3 million were assumed by the Company as part of its acquisition of Learning-Edge, Inc. These notes mature in fiscal 2004 and 2005. $849,000 are unsecured convertible promissory notes which were issued to dentists which the Company affiliated with as part of its dental practice management business and are due in July 2004.

     The following schedule details all of the Company's indebtedness and the required contractual payments related to such obligations at September 30, 2002 (in thousands):

                                             Due in less    Due in one to   Due in four to    Due after
                                    Total   than one year    three years      five years      five years
                                   -------     -------         -------         -------         -------
Long term debt .................   $ 8,491     $   725         $ 1,991         $    --         $ 5,775
Capital lease obligations ......       855         463             384               8              --
Operating lease obligations ....     2,550         584           1,066             649             251
                                   -------     -------         -------         -------         -------
Total commitments ..............   $11,896     $ 1,772         $ 3,441         $   657         $ 6,026
                                   =======     =======         =======         =======         =======

     Cash generated from investing activities was $940,000 and $703,000 in cash received from service agreement terminations and $388,000 and $448,000 from the collection of notes receivable during the three and six months ended September 30, 2002 and 2001 respectively. Cash used in investing activities was $83,000 and $8,000 for capital expenditures and $85,000 and $0 for the issuance of notes receivable during the six months ended September 30, 2002 and 2001, respectively.

     During the six months ended September 30, 2002 and 2001, $430,000 and $791,000 respectively was used to repay long-term debt and capital leases. The Company received $19,000 in cash from the exercise of stock options during the six months ended September 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     As of September 30, 2002, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $3.8 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtness bear fixed interest rates of 6% to 9%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and our Vice President of Finance, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has a pending lawsuit against an affiliated practice for defaulting in the payment of the required service fees. The Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. The Company is also party to three other legal disputes arising from the ordinary course of its e-Learning business. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

     None


ITEM 3. DEFAULTS OF SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our annual meeting of stockholders held on August 16, 2002, the following matters were submitted to a vote of the stockholders:

1)   Election of directors:

                      Name                       For          Withhold
                      ----                       ---          --------
              James M. Powers, Jr.            8,751,071       130,168
              Preston A. Zuckerman            8,751,103       130,136

After the August 16, 2002 annual meeting of stockholders, the following individuals were also directors of the Company: James H. Collins, David A. Little, D.D.S., Daniel T. Robinson, Jr. and George M. Siegel.

2) Approval and ratification of selection of PricewatehouseCoopers LLP as independent auditors for the fiscal year ended March 31, 2003:

                      For            Against       Abstained
                      ---            -------       ---------
                    8,870,883         10,356           --

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

 Exhibit
 Number     Description Of Exhibits
 ------     -----------------------
  3.1(1)    Restated Certificate of Incorporation of Pentegra Dental Group, Inc.
  3.2(1)    Bylaws of Pentegra Dental Group, Inc.
  3.3(7)    Restated Certificate of Incorporation of Pentegra Dental Group, Inc.
  3.4(7)    Amendment of Bylaws of Pentegra Dental Group, Inc.
  3.5(8)    Restated Certificate of Incorporation of e-dentist.com, Inc.
  4.1(1)    Form of certificate evidencing ownership of Common Stock of Pentegra
            Dental Group, Inc.
  4.2(1)    Form of Registration Rights Agreement for Owners of Founding
            Affiliated Practices

  4.3(1)    Registration Rights Agreement dated September 30, 1997 between
            Pentegra Dental Group, Inc. and the stockholders named therein
  4.4(2)    Form of Stockholders' Agreement for Owners of Affiliated Practices
  4.5(3)    Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust
            Company of Texas, N.A., as Trustee relating to the Convertible Debt
            Securities
  4.6(7)    Form of certificate evidencing ownership of Common Stock of
            e-dentist.com, Inc.
  4.7       Form of Convertible Redeemable Subordinated Note
  4.8       Form of Redeemable Warrant
+10.1(1)    Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
+10.2(1)    Form of Service Agreement
 10.3(4)    Credit Agreement dated June 1, 1998 between Bank One, Texas, N.A.
            and Pentegra Dental Group, Inc.
 10.4(5)    Modification to Credit Agreement between Pentegra Dental Group, Inc.
            and Bank One, Texas, N.A. dated September 9, 1998
 10.5(5)    Agreement  and Plan of Merger among Pentegra Dental Group, Inc.,
            Liberty Dental Alliance, Inc., Liberty Acquisition Corporation,
            James M. Powers, Jr., Sylvia H. McAlister and William Kelly dated as of November 13, 1998
 10.6(2)    First Amendment to Credit Agreement by and among Pentegra Dental
            Group, Inc. and Bank One, Texas, N.A. dated as of February 9, 1999
 10.7(2)    First Amendment to the Agreement and Plan of Merger by and among
            Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc.,
            Liberty Acquisition Corporation, James M. Powers, Jr., Sylvia H.
            McAlister and William Kelly dated as of January 29, 1999
 10.8(6)    Third Amendment to Credit Agreement
+10.9(7)    Employment Agreement dated November 12, 2000 between e-dentist.com and James M. Powers, Jr.
+10.10(7)   Employment Agreement dated February 15, 2001 between e-dentist.com and Charles Sanders
+10.11(7)   Employment Agreement dated February 15, 2001 between e-dentist.com and James Dunn, Jr.
 10.12(7)   Asset Purchase Agreement by and among e-dentist.com, Inc. and
            Dexpo.com, Inc. 10.13(7) Fourth Amendment of Credit Agreement
 10.14(9)   Plan of Reorganization and Agreement of Merger by and among EDT
            Learning, Inc., Edge Acquisition Subsidiary, Inc. and the
            Stockholders of Learning-Edge, Inc.
 10.15(10)  Plan of Reorganization and Agreement of Merger by and among EDT
            Learning, Inc., TW Acquisition Subsidiary, Inc., ThoughtWare
            Technologies, Inc. and the Series B Preferred Stockholder of
            ThoughtWare Technologies, Inc.
 10.16(11)  Asset Purchase Agreement by and among EDT Learning, Inc. and
            Quisic Corporation. Common Stock Purchase Agreement by and between
            EDT Learning, Inc., Investor Growth Capital Limited, A Guernsey
            Corporation and Investor Group, L.P., A Guernsey Limited
            Partnership and Leeds Equity Partners III, L.P.

----------
(1) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.

(2) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
(3) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
(4) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(5) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(6) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2000.
(7) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2001.
(8) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2002.
(9) Previously filed as an exhibit to EDT Learning's Form 8-K filed October 16, 2001.
(10) Previously filed as an exhibit to EDT Learning's Form 8-K filed January 30, 2002.
(11) Previously filed as an exhibit to EDT Learning's Form 8-K filed July 2,
     2002.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

Reports on Form 8-K

     1) Current Report on Form 8-K dated July 1, 2002 (Item 2. Acquisition or Disposition of Assets).

     2)   Current Report on Form 8-K dated September 3, 2002 (Item 5. Other
          Events).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, EDT Learning, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EDT Learning, Inc.


Dated: November 13, 2002

                                        By: /s/ James M. Powers, Jr.
                                            ------------------------------------
                                            Chairman of the Board, President and
                                            Chief Executive Officer


                                        By: /s/ Brian L. Berry
                                            ------------------------------------
                                            Vice President of Finance (Principal
                                            Financial Officer)

                                  CERTIFICATION

I, James M. Powers, Jr. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EDT Learning, Inc.,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ James M. Powers, Jr.
    -----------------------------------
    James M. Powers, Jr.,
    Chairman of the Board, President and
    Chief Executive Officer
    November 13, 2002

                                  CERTIFICATION

I, Brian L. Berry certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EDT Learning, Inc.,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By: /s/ Brian L. Berry
    --------------------------
    Brian L. Berry
    Vice President of Finance
    November 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of EDT Learning, Inc. (the Company) on Form 10-Q for the periods ending September 30, 2002 as filed with the Securities Exchange Commission on the date here of (the Report). I, James M. Powers, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ James M. Powers, Jr.
    -------------------------------------
    James M. Powers, Jr.,
    Chairman of the Board, President and
    Chief Executive Officer
    November 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


       In connection with the Quarterly Report of EDT Learning, Inc. (the Company) on Form 10-Q for the periods sending September 30, 2002 as filed with the Securities Exchange Commission on the date here of (the Report). I, Brian L. Berry, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Brian L. Berry
    ----------------------------
    Brian L. Berry
    Vice President of Finance
    November 13, 2002