Form 10-Q
period 2002-12-31
EDT LEARNING INC
filed 2003-02-14
CIK 1042291

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

                     FOR THE PERIOD ENDED DECEMBER 31, 2002

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


                                 --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at February 7, 2003 was 16,638,471.

================================================================================

                             FORM 10-Q REPORT INDEX

10-Q PART AND ITEM NO.

Part I -- Financial Information                                             PAGE
                                                                            ----
     Item 1 -- Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets as of December 31, 2002 and
               March 31, 2002................................................. 3

               Consolidated Statements of Operations for the Three and Nine
               Months Ended December 31, 2002 and December 31, 2001........... 4

               Consolidated Statement of Changes in Shareholders'
               Equity for the Nine Months Ended December 31, 2002............. 5

               Consolidated Statements of Cash Flows for the Nine
               Months Ended December 31, 2002 and December 31, 2001........... 6

               Notes to Consolidated Financial Statements..................... 7

     Item 2 -- Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................12

     Item 3 -- Qualitative and Quantitative Disclosures about Market Risk.....17

     Item 4 -- Controls and Procedures........................................17

Part II -- Other Information

     Item 1 -- Legal proceedings..............................................18

     Item 2 -- Change in securities and use of proceeds.......................18

     Item 3 -- Defaults of senior securities..................................18

     Item 4 -- Submission of matters to a vote of security holders............18

     Item 5 -- Other information..............................................18

     Item 6 -- Exhibits and Reports on Form 8-K...............................18

     Signatures...............................................................21

     Certifications...........................................................22

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                     December 31,  March 31,
                                                                         2002        2002
                                                                       --------    --------
                                                                     (unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................   $    428    $  1,498
   Accounts receivable, net of allowance for
     doubtful accounts of $681 and $754, respectively ..............      1,144         824
   Prepaid and other current assets ................................        108         427
   Notes receivable from affiliated practices-current, net .........        324         536
                                                                       --------    --------
     Total current assets ..........................................      2,004       3,285

Property and equipment, net ........................................      1,261       2,137
Goodwill ...........................................................      9,811       7,479
Intangible assets, net .............................................      1,860       1,984
Notes receivable from affiliated practices, net ....................        418         493
 Other assets ......................................................        280         209
                                                                       --------    --------
     Total assets ..................................................   $ 15,634    $ 15,587
                                                                       ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long term debt ...............................   $  1,450    $  1,337
   Accounts payable and accrued liabilities ........................      2,060       2,203
   Current portion of deferred revenue .............................        806         853
   Current portion of capital lease liabilities ....................        397         430
                                                                       --------    --------
     Total current liabilities .....................................      4,713       4,823

Long term debt, less current maturities ............................      5,330       5,367
Capital lease liabilities ..........................................        219         536
Deferred revenue ...................................................         56         195
                                                                       --------    --------
     Total liabilities .............................................     10,318      10,921

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Current stock, $.001 par value 40,000,000 shares
     authorized, 17,818,101 and 15,281,485 issued, respectively ....         18          15
   Additional paid-in capital ......................................     33,659      31,336
   Accumulated deficit .............................................    (27,220)    (25,544)
   Less: 1,179,630 treasury share at cost ..........................     (1,141)     (1,141)
                                                                       --------    --------
     Total shareholders' equity ....................................      5,316       4,666
                                                                       --------    --------
     Total liabilities and shareholders' equity ....................   $ 15,634    $ 15,587
                                                                       ========    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                   Three Months Ended       Nine Months Ended
                                                                       December 31,            December 31,
                                                                   --------------------    --------------------
                                                                     2002        2001        2002        2001
                                                                   --------    --------    --------    --------
Revenues
   Learning ....................................................   $  1,075    $  1,396    $  3,347    $  1,681
   Dental contracts ............................................        642       1,629       2,635       5,107
                                                                   --------    --------    --------    --------
       Total revenues ..........................................      1,717       3,025       5,982       6,788

 Operating expenses
   Research and development ....................................        786         942       2,596       1,423
   Sales and marketing .........................................        427         347       1,278         772
   General and administrative ..................................        699       1,006       2,162       1,923
   Depreciation and amortization ...............................        493         517       1,484       1,591
                                                                   --------    --------    --------    --------
       Total operating expenses ................................      2,405       2,812       7,520       5,709

Earnings (loss) from operations ................................       (688)        213      (1,538)      1,079

   Interest expense ............................................       (386)       (254)     (1,152)       (814)
   Interest income .............................................         25          53         117         196
   Other income ................................................         82         525         897         701
                                                                   --------    --------    --------    --------

   Income (loss) before income taxes and extraordinary item ....       (967)        537      (1,676)      1,162
   Income taxes ................................................         --          --          --          --
                                                                   --------    --------    --------    --------
   Income (loss) before extraordinary item .....................       (967)        537      (1,676)      1,162
   Extraordinary item - gain on debt forgiveness
     (net of tax effect of $0) .................................         --         101          --         101
                                                                   --------    --------    --------    --------

Net income (loss) ..............................................   $   (967)   $    638      (1,676)   $  1,263
                                                                   ========    ========    ========    ========
 Earnings (loss) per common share - basic and diluted:
   Earnings (loss)  before extraordinary item ..................   $  (0.06)   $   0.04    $  (0.11)   $   0.10

   Extraordinary item ..........................................         --        0.01          --        0.01
                                                                   --------    --------    --------    --------
   Net earnings (loss) .........................................   $  (0.06)   $   0.05    $  (0.11)   $   0.11
                                                                   ========    ========    ========    ========
Weighted average shares outstanding:
   Basic .......................................................     16,638      12,502      15,927      11,205

   Diluted .....................................................     16,638      13,111      15,927      11,408

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                       Common Stock       Additional                               Total
                                   --------------------    Paid -In   Accumulated    Treasury   Shareholders'
                                     Shares      Amount    Capital      Deficit       Stock        Equity
                                   --------    --------    --------     --------     --------     --------
Balances, April 1, 2002 ........     15,281    $     15    $ 31,336     $(25,544)    $ (1,141)    $  4,666

Issuance of common stock .......      2,537           3       2,323           --           --        2,326
Net loss .......................         --          --          --       (1,676)          --       (1,676)
                                   --------    --------    --------     --------     --------     --------

Balances, December 31, 2002 ....     17,818    $     18    $ 33,659     $(27,220)    $ (1,141)    $  5,316
                                   ========    ========    ========     ========     ========     ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS

                       EDT LEARNING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                Nine months ended
                                                                    December 31,
                                                               --------------------
                                                                2002         2001
                                                               -------      -------
Net cash used in operating activities .....................    $(1,578)     $(1,359)

Cash flows from investing activities:
   Repayment of notes receivable ..........................        444          576
   Proceeds from practice terminations ....................      1,054        1,428
   Issuance of notes receivable ...........................        (85)          --
   Capital expenditures ...................................        (89)         (17)
                                                               -------      -------
     Net cash provided by investing activities ............      1,324        1,987
                                                               -------      -------
Cash flows from financing activities:
   Repayment of long-term debt ............................       (485)        (834)
   Repayment of capital lease liabilities .................       (350)        (269)
   Proceeds from stock option exercise ....................         19           --
   Financing costs ........................................         --          (59)
                                                               -------      -------
     Net cash used in financing activities ................       (816)      (1,162)
                                                               -------      -------

Net change in cash and cash equivalents ...................     (1,070)        (534)
Cash and cash equivalents, beginning of period ............      1,498        1,051
                                                               -------      -------

Cash and cash equivalents, end of period ..................    $   428      $   517
                                                               =======      =======
Non cash investing and financing activities:
   Issuance of common stock for acquisitions ..............    $ 2,307      $   995
   Convertible subordinated notes offset against
     receivables from affiliated practices ................        307           --
   Warrants issued in connection with financing costs .....         --           44
   Issuance of common stock to settle debt ................         --           72
   Issuance of debt for acquisition .......................        500        1,102
   Conversion of receivables from affiliated practices
     to note receivables ..................................         --          192

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

     The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended December 31, 2002 and 2001.

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

RECENT EVENTS, LIQUIDITY AND MANAGEMENT PLANS

     The Company changed its business model from a dental practice management company to an e-Learning company in the first quarter of fiscal 2001. The Company is currently implementing its e-Learning strategy, has a limited operating history with regard to its e-Learning business and is continuing the development and enhancement of its e-Learning product and service offerings and related revenue streams. The Company acquired two e-Learning entities during fiscal 2002, one e-Learning company in June 2002 and a company that develops, markets and licenses interactive multimedia software in December 2002.

     The Company reported a working capital deficit at March 31, 2002 and December 31, 2002 and negative cash flow from operations for fiscal year 2002 and the nine months ended December 31, 2002. Also, the Company's management service agreements with the affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003. This will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the nine months ended December 31, 2002, the Company used cash flows from operations of $1.6 million and reported a working capital deficit of $2.7 million. The items discussed above and the limited operating history as an e-Learning company raise substantial doubt about the Company's ability to continue as a going concern.

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

REVENUE RECOGNITION

     The Company recognizes revenue and profit as work progresses on learning contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. There were no such losses at December 31, 2002.

     In connection with the Company's initial sales of software licenses during the quarter ended September 30, 2002, the Company adopted Statement of Position 97-2 as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software if all of the following conditions are met:

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

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123" was issued. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by the statement are effective for the Company's fiscal year ended March 31, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

EARNINGS PER SHARE

     Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Outstanding options to purchase approximately 1,881,169 and 1,767,080 shares of Common Stock at exercise prices above market value were excluded from the calculation of earnings per share for the three and nine months ended December 31, 2002 and 2001 respectively, because their effect would have been antidilutive.

3.   GOODWILL

     On April 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets" and as a result, the Company's goodwill is no longer amortized. SFAS 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of SFAS 142, the Company determined there was no impairment of goodwill.

     Had the Company adopted SFAS No. 142 on April 1, 2001, net income would have increased by $23,000 and $69,000 for the three and nine months ended December 31, 2001 respectively, due to the non-amortization of goodwill. The adoption of this statement would not have affected basic and diluted earnings per share before extraordinary item of $0.04 for the three ended December 31, 2001. The adoption of these statement would have increased the basic and diluted earnings per share before extraordinary item to $0.11 from $0.10 for the nine months ended December 31, 2001.

4.   SEGMENT INFORMATION

     During the periods ended December 31, 2002 and 2001, the Company had two reportable segments, learning and dental practice management. The learning segment included revenues and operating expenses related to the development and sale of the Company's learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses.

     There are no intersegment revenues. The Company does not review assets by operating segment.

                                                         Three Months Ended       Nine Months Ended
                                                             December 31,            December 31,
                                                        --------------------     --------------------
                                                         2002         2001        2002         2001
                                                        -------      -------     -------      -------
Revenues
   Learning .......................................     $ 1,075      $ 1,396     $ 3,347      $ 1,682
   Dental practice management .....................         642        1,629       2,635        5,106
                                                        -------      -------     -------      -------
       Total revenues .............................       1,717        3,025       5,982        6,788
                                                        -------      -------     -------      -------
 Operating expenses
   Learning .......................................       1,702        1,289       4,951        2,197
   Dental practice management .....................         703        1,523       2,569        3,512
                                                        -------      -------     -------      -------
       Total operating expenses ...................       2,405        2,812       7,520        5,709
                                                        -------      -------     -------      -------
Earnings (loss) from operations
   Learning .......................................        (627)         107      (1,604)        (515)
   Dental practice management .....................         (61)         106          66        1,594
                                                        -------      -------     -------      -------
       Total earnings (loss) from operations ......        (688)         213      (1,538)       1,079
                                                        -------      -------     -------      -------
 Non operating income (expense)
   Learning .......................................        (198)          --         (98)          --
   Dental practice management .....................         (81)         324         (40)          83
                                                        -------      -------     -------      -------
       Total non-operating expenses ...............        (279)         324        (138)          83
                                                        -------      -------     -------      -------
 Income (loss) before income taxes
   Learning .......................................        (825)         107      (1,702)        (515)
   Dental practice management .....................        (142)         430          26        1,677
                                                        -------      -------     -------      -------
       Total income (loss) before income taxes
         and extraordinary item ...................     $  (967)     $   537     $(1,676)     $ 1,162
                                                        =======      =======     =======      =======

5.   BUSINESS COMBINATION

     On December 13, 2002, the Company acquired certain assets of LearnLinc Corporation (LearnLinc), a wholly-owned subsidiary of Mentergy, Inc., in exchange for $500,000 and the assumption of $462,000 of liabilities. In addition, the Company will pay a royalty of 20% for all revenues collected from the sale or license of LearnLinc software over a three-year period. The maximum amount due under the Royalty Agreement is $5,000,000. The operating results of LearnLinc are included with the Company's as of November 4, 2002, the date the Company assumed the operations of LearnLinc.

The purchase price has initially been calculated as follows:

                                                                 (In thousands)
     Issuance of debt ........................................       $  500
     Acquisition costs .......................................           60
                                                                     ------
        Net purchase price, including acquisition costs ......       $  560

     Assumed liabilities .....................................          462
                                                                     ------
        Total purchase price .................................       $1,022
                                                                     ======

     The total purchase price has initially been allocated to assets acquired and liabilities assumed based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The excess purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed has been assigned to goodwill. EDT expects to complete the assessment during March 2003.

The purchase price has initially been allocated as follows:

                                                                   Purchase
                                                                    Price
                                                                  Allocation
                                                                  ----------
                                                                (in thousands)
     Current assets ........................................       $   124
     Property and equipment ................................            50
     Goodwill ..............................................           348
     Identifiable intangible assets ........................           500
     Current liabilities, including deferred revenue .......        (1,022)
                                                                   -------
                                                                   $    --
                                                                   =======

     The following unaudited pro forma summary of financial information presents the Company's combined results of operations as if the acquisition of LearnLinc had occurred at the beginning of the periods presented, after including the impact of certain adjustments including: (i) interest expense related to the debt issued as part of the acquisition and (ii) increase in amortization of the identifiable intangible asset recorded as part of the acquisition.

                                                         December 31, 2002
                                                    --------------------------
                                                    Three months   Nine months
                                                       ended         ended
                                                      --------      --------
                                                      Proforma      Proforma
                                                          (in thousands,
                                                      except per share data)
     Revenues .................................       $  1,846      $  6,885
     Loss from operations .....................           (697)       (1,602)
      Net loss ................................           (977)       (1,830)

     Loss per basic and diluted share .........       $  (0.06)     $  (0.11)

      Weighted average shares outstanding:
         Basic and diluted ....................         16,638        15,927

     The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the merger occurred at the beginning of the periods presented or the results of operations that may be obtained in the future. Additionally, the pro forma financial information presented does not reflect the anticipated cost savings resulting from the integration of the Company's and LearnLinc's operations.

6.   COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Company has pending lawsuits against three affiliated practices for defaulting in the payment of the required service fees. The Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. The Company is also party to two other legal disputes arising from the ordinary course of its e-Learning business.

     On August 27, 2002 Computer Associates International Inc., filed in the Superior Court of the State of Arizona in and for the County of Maricopa claiming breach of software license/agreement and other fees for services in the amount of $389,000. The Company thereafter filed an answer and counterclaim on October 4, 2002 alleging damages in the amount of $389,000. On November 4, 2002 two former employees of Quisic Corporation, filed in the Superior Court of the State of California for the County of Los Angeles Central District claiming damages in the amount of $6.4 million against the Board of Directors of Quisic Corporation resulting from their employment termination by Quisic alleging among other things breach of contract. The Company is a third party defendant with a mere allegation of successor liability to the extent the Quisic defendants are found liable and to the extent the plaintiff proves successor liability by the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction and does not believe it has any successor liability. The Company believes that it will prevail in these matters.

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

     REVENUES

     Total revenues generated for the three months ended December 31, 2002 and 2001 were $1.7 million and $3.0 million respectively, a decrease of $1.3 million. The Company recognized $1.1 million in learning revenues in the three months ended December 31, 2002 compared with $1.4 million of learning revenues in the three months ended December 31, 2001, a decrease of $321,000. The decrease is primarily attributable to a decrease in learning contract revenue in the three months ended December 31, 2002. Revenue from dental contacts decreased by $987,000 during the three months ended December 31, 2002 as compared to the three months ended December 31, 2001 due to the modification and termination of certain dental contracts. Dental contract revenue will continue to decline as the contracts reach their expiration dates, generally over the next 3 to 12 months. This will reduce revenue and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results.

     Total revenues generated for the nine months ended December 31, 2002 and 2001 were $6.0 million and $6.8 million respectively, a decrease of $806,000. The Company recognized $3.3 million in learning revenues in the nine months ended December 31, 2002 compared with $1.7 million of learning revenues in the nine months ended December 31, 2001, an increase of $1.6 million. The increase is a result of the Company's continuing expansion into the e-Learning marketplace and has been fueled by the acquisitions in fiscal 2002 of Learning-Edge, Inc. and ThoughtWare Technologies, Inc., the acquisition of certain assets of Quisic Corporation in June 2002 and the acquisition of certain assets of LearnLinc Corporation in December 2002. Revenue from dental contracts decreased by $2.5 million during the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001 due to the modification and termination of certain dental contracts. Dental contract revenue will continue to decline as the contracts reach their expiration dates, generally over the next 3 to 12 months. This will reduce revenue and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results.

     OPERATING EXPENSES

     Operating expenses consist of research and development, sales and marketing, general and administrative and depreciation and amortization expenses. The Company incurred operating expenses of $2.4 million and $2.8 million for the three months ended December 31, 2002 and 2001, respectively, a decrease of $407,000. The Company incurred operating expenses of $7.5 million and $5.7 million for the nine months ended December 31, 2002 and 2001 respectively, an increase of $1.8 million.

     Research and development expenses include expenses incurred in connection with providing e-learning services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses were $786,000 during the three months ended December 31, 2002 compared with $942,000 during the three months ended December 31, 2001, a decrease of $156,000. The decrease is attributed to the decrease in learning revenue in the three months ended December 31, 2002. Research and development expenses were $2.6 million during the nine months ended December 31, 2002 compared with $1.4 million during the nine months ended December 31, 2001, an increase of $1.2 million. The increase is a result of the Company's continuing expansion into the e-Learning marketplace.

     Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $427,000 and $1.3 million for the three and nine months ended December 31, 2002 compared with $347,000 and $772,000 for the three and nine months ended December 31, 2001, increases of $80,000 and $506,000, respectively. The increases are a result of the Company's continuing expansion into the e-Learning marketplace.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, occupancy, bad debt expense, professional services, travel, office costs and other general corporate expenses.

     For the three months ended December 31, 2002 and 2001, general and administrative expenses were $699,000 and $1.0 million respectively, a decrease of $307,000. General and administrative expenses decreased primarily due to decreases in salaries and benefits of $241,000 and professional services of $214,000. These were offset by increases in occupancy of $65,000, bad debt expense of $45,000 and insurance of $20,000.

     For the nine months ended December 31, 2002 and 2001, general and administrative expenses were $2.2 million and $1.9 million respectively, an increase of $239,000. General and administrative expenses increased primarily due to increases in occupancy of $65,000, bad debt expense of $152,000 and insurance of $126,000. These were offset by decreases in salaries and benefits of $119,000 and professional services of $103,000.

     Depreciation and amortization expenses were $493,000 and $1.5 million for the three and nine months ended December 31, 2002 compared with $517,000 and $1.6 million for three and nine months ended December 31, 2001, decreases of $24,000 and $107,000, respectively. The decreases are primarily due to the modification and terminations of the service agreements that returned ownership of dental practice equipment to the related dental practices. A portion of these decreases were offset by depreciation of the property and equipment purchased in the acquisitions of Learning-Edge, Inc., ThoughtWare Technologies, Inc., certain assets of Quisic Corporation and certain assets of LearnLinc Corporation.

     INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME

     Interest expense increased $132,000 from $254,000 for the three months ended December 31, 2001 to $386,000 for the three months ended December 31, 2002. Interest expense increased $338,000 from $814,000 for the nine months ended December 31, 2001 to $1.2 million for the nine months ended December 31, 2002. The increases are primarily attributable to the amortization of the warrant discount and beneficial conversion feature related to the Private Placement Offering consummated by the Company in March 2002. Interest expense related to the amortization of the warrant discount and beneficial conversion feature was $123,000 and $369,000 for the three and nine months ended December 31, 2002.

     Interest income decreased $28,000 from $53,000 for the three months ended December 31, 2001 to $25,000 for the three months ended December 31, 2002. Interest income decreased $79,000 from $196,000 for the nine months ended December 31, 2001 to $117,000 for the nine months ended December 31, 2002. The decreases are attributable to note receivable collections and the subsequent declining principal balances on the Company's notes receivable.

     Other income includes the gains recorded from terminating the service agreements of the Affiliated Practices and the sale of Company assets. Other income decreased $443,000 from $525,000 for the three months ended December 31, 2001 to $82,000 for the three months ended December 31, 2002. Other income increased $196,000 from $701,000 for the nine months ended December 31, 2001 to $897,000 for the nine months ended December 31, 2002.

     INCOME TAX EXPENSE

     The Company recorded no tax benefit during the three and nine months ended December 31, 2002, because it concluded it is not likely it would be able to recognize its net operating loss carry forwards due to the lack of operating history of its eBusiness plan. These net operating loss carry forwards begin to expire in 2018. At December 31, 2002, the Company also has a net deferred tax asset of $6.3 million with a corresponding valuation allowance. These tax benefits are scheduled to expire over a period of nine to fourteen years.

     The Company recorded no tax expense during the three and nine months ended December 31, 2001 due to the utilization of its net operating loss carryforward.

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

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123" was issued. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by the statement are effective for the Company's fiscal year ended March 31, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     The Company changed its business model from a dental practice management company to an e-Learning company in the first quarter of fiscal 2001. The Company is currently implementing its e-Learning strategy, has a limited operating history with regard to its e-Learning business and is continuing the development and enhancement of its e-Learning product and service offerings and related revenue streams. The Company acquired two e-Learning entities during fiscal 2002, one e-Learning company in June 2002 and a company that develops, markets and licenses interactive multimedia software in December 2002.

     The Company reported a working capital deficit at March 31, 2002 and December 31, 2002 and negative cash flow from operations for fiscal year 2002 and the nine months ended December 31, 2002. Also, the Company's management service agreements with the affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003. This will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the nine months ended December 31, 2002, the Company used cash flows from operations of $1.6 million and reported a working capital deficit of $2.7 million. The items discussed above and the limited operating history as an e-Learning company raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company's service agreements with affiliated dental practices begin to expire on April 1, 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the nine months ended December 31, 2002, the Company received $1.1 million in cash from terminating the service agreements with Affiliated Practices. These cash collections accelerate the date at which the Company would be required to sustain its operations solely on cash collections derived from e-learning revenues. However, there can be no assurance that the Company's e-Learning strategies will be achieved or that the affiliated dental practices will continue to agree upon terms acceptable to the Company.

     At December 31, 2002, the Company had a working capital deficit of $2.7 million. Current assets included $428,000 in cash and $1.5 million in accounts and notes receivable. Current liabilities consisted of $806,000 of deferred revenue, $1.5 million of current maturities of long-term debt and capital leases and $2.1 million in accounts payable and accrued liabilities.

     During the nine months ended December 31, 2002 and 2001, the Company used $1.6 million and $1.4 million respectively for operating activities, primarily from the use of working capital.

     The Company had outstanding total debt (secured and unsecured promissory notes) of $8.7 million at December 31, 2002. Of that amount, the Company has $5.8 million of convertible redeemable subordinated notes, which mature on March 29, 2012. The remaining balance of $2.9 million is owed to various parties with differing maturities as follows: $389,000 are unsecured notes which arose as part of the Company's initial public offering and are due on March 30, 2003; $250,000 is a promissory note related to the LearnLinc acquisition and is due in December 2003; $69,000 are unsecured promissory notes of which were issued to former shareholders of Omega Orthodontics, Inc. or were assumed by the Company as part of its acquisition of Omega Orthodontics, Inc. and are due in fiscal 2003 and 2004. $1.3 million are unsecured promissory notes of which $1.0 million were issued to former shareholders of Learning-Edge, Inc. and $0.3 million were assumed by the Company as part of its acquisition of Learning-Edge, Inc. These notes mature in fiscal 2004 and 2005. $849,000 are unsecured convertible promissory notes which were issued to dentists which the Company affiliated with as part of its dental practice management business and are due in July 2004.

     The following schedule details all of the Company's indebtedness and the required contractual payments related to such obligations at December 31, 2002 (in thousands):

                                                 Due in less    Due in one to  Due in four to   Due after
                                       Total    than one year    three years     five years    five years
                                      -------   -------------    -----------     ----------    ----------
Long term debt ....................   $ 8,676      $ 1,450         $ 1,451         $    --       $ 5,775
Capital lease obligations .........       733          456             274               3            --
Operating lease obligations .......     2,691          644           1,230             562           255
                                      -------      -------         -------         -------       -------
Total commitments .................   $12,100      $ 2,550         $ 2,955         $   565       $ 6,030
                                      =======      =======         =======         =======       =======

     Cash generated from investing activities was $1.1 million and $1.4 million in cash received from service agreement terminations and $444,000 and $576,000 from the collection of notes receivable during the nine months ended December 31, 2002 and 2001 respectively. The Company used cash of $250,000 as the initial payment for the LearnLinc acquisition during the nine months ended December 31, 2002. Cash used in investing activities was $89,000 and $17,000 for capital expenditures and $85,000 and $-0- for the issuance of notes receivable during the nine months ended December 31, 2002 and 2001, respectively.

     During the nine months ended December 31, 2002 and 2001, $585,000 and $1.1 million respectively was used to repay long-term debt and capital leases. The Company received $19,000 in cash from the exercise of stock options during the nine months ended December 31, 2002.

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

     As of December 31, 2002, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $3.9 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtness bear fixed interest rates of 6% to 9%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has pending lawsuits against three affiliated practices for defaulting in the payment of the required service fees. The Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. The Company is also party to two other legal disputes arising from the ordinary course of its e-Learning business.

     On August 27, 2002 Computer Associates International Inc., filed in the Superior Court of the State of Arizona in and for the County of Maricopa claiming breach of software license/agreement and other fees for services in the amount of $389,000. The Company thereafter filed an answer and counterclaim on October 4, 2002 alleging damages in the amount of $389,000. On November 4, 2002 two former employees of Quisic Corporation, filed in the Superior Court of the State of California for the County of Los Angeles Central District claiming damages in the amount of $6.4 million against the Board of Directors of Quisic Corporation resulting from their employment termination by Quisic alleging among other things breach of contract. The Company is a third party defendant with a mere allegation of successor liability to the extent the Quisic defendants are found liable and to the extent the plaintiff proves successor liability by the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction and does not believe it has any successor liability. The Company believes that it will prevail in these matters.

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

   4.5(3)      Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust
               Company of Texas, N.A., as Trustee relating to the Convertible
               Debt Securities
   4.6(7)      Form of certificate evidencing ownership of Common Stock of
               e-dentist.com, Inc. 4.7 Form of Convertible Redeemable
               Subordinated Note 4.8 Form of Redeemable Warrant
 +10.1(1)      Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
 +10.2(1)      Form of Service Agreement
  10.3(4)      Credit Agreement dated June 1, 1998 between Bank One, Texas, N.A.
               and Pentegra Dental Group, Inc.
  10.4(5)      Modification to Credit Agreement between Pentegra Dental Group,
               Inc. and Bank One, Texas, N.A. dated September 9, 1998
  10.5(5)      Agreement and Plan of Merger among Pentegra Dental Group, Inc.,
               Liberty Dental Alliance, Inc., Liberty Acquisition Corporation,
               James M. Powers, Jr., Sylvia H. McAlister and William Kelly dated as of November 13, 1998
  10.6(2)      First Amendment to Credit Agreement by and among Pentegra Dental
               Group, Inc. and Bank One, Texas, N.A. dated as of February 9,
               1999
  10.7(2)      First Amendment to the Agreement and Plan of Merger by and among
               Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc.,
               Liberty Acquisition Corporation, James M. Powers, Jr., Sylvia H.
               McAlister and William Kelly dated as of January 29, 1999
  10.8(6)      Third Amendment to Credit Agreement
 +10.9(7)      Employment Agreement dated November 12, 2000 between
               e-dentist.com and James M. Powers, Jr.
+10.10(7)      Employment Agreement dated February 15, 2001 between
               e-dentist.com and Charles Sanders
+10.11(7)      Employment Agreement dated February 15, 2001 between
               e-dentist.com and James Dunn, Jr.
 10.12(7)      Asset Purchase Agreement by and among e-dentist.com, Inc. and
               Dexpo.com, Inc. 10.13(7) Fourth Amendment of Credit Agreement
 10.14(9)      Plan of Reorganization and Agreement of Merger by and among EDT
               Learning, Inc., Edge Acquisition Subsidiary, Inc. and the
               Stockholders of Learning-Edge, Inc.
10.15(10)      Plan of Reorganization and Agreement of Merger by and among EDT
               Learning, Inc., TW Acquisition Subsidiary, Inc., ThoughtWare
               Technologies, Inc. and the Series B Preferred Stockholder of
               ThoughtWare Technologies, Inc.
10.16(11)      Asset Purchase Agreement by and among EDT Learning, Inc. and
               Quisic Corporation. Common Stock Purchase Agreement by and
               between EDT Learning, Inc., Investor Growth Capital Limited, A
               Guernsey Corporation and Investor Group, L.P., A Guernsey Limited
               Partnership and Leeds Equity Partners III, L.P.
10.17(12)      Asset Purchase Agreement by and among EDT Learning, Inc., and
               Mentergy, Inc. and its two wholly-owned subsidiaries, LearnLinc
               Corp and Gilat-Allen Communications, Inc.

----------
(1) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
(3) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
(4) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(5) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(6) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2000.
(7) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2001.
(8) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2002.
(9) Previously filed as an exhibit to EDT Learning's Form 8-K filed October 16, 2001.
(10) Previously filed as an exhibit to EDT Learning's Form 8-K filed January 30, 2002.
(11) Previously filed as an exhibit to EDT Learning's Form 8-K filed July 2,
     2002.
(12) Previously filed as an exhibit to EDT Learning's Form 8-K filed December 20, 2002.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

REPORTS ON FORM 8-K

     1) Current Report on Form 8-K dated December 20, 2002 (Item 7. Acquisition or Disposition of Assets).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, EDT Learning, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EDT Learning, Inc.


Dated: February 14, 2003

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

By: /s/ James M. Powers, Jr.
    -----------------------------------
    James M. Powers, Jr.,
    Chairman of the Board, President and
    Chief Executive Officer
    February 14, 2003

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

By: /s/ Brian L. Berry
    --------------------------
    Brian L. Berry
    Vice President of Finance
    February 14, 2003

                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of EDT Learning, Inc. (the Company) on Form 10-Q for the periods ending December 31, 2002 as filed with the Securities Exchange Commission on the date here of (the Report). I, James M. Powers, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ James M. Powers, Jr.
    -------------------------------------
    James M. Powers, Jr.,
    Chairman of the Board, President and
    Chief Executive Officer
    February 14, 2003

                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of EDT Learning, Inc. (the Company) on Form 10-Q for the periods sending December 31, 2002 as filed with the Securities Exchange Commission on the date here of (the Report). I, Brian L. Berry, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Brian L. Berry
    --------------------------
    Brian L. Berry
    Vice President of Finance
    February 14, 2003