Form 10-K
period 2003-03-31
EDT LEARNING INC
filed 2003-06-30
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                        For Annual and Transition Reports
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (602) 952-1200

                                 --------------

Securities registered pursuant to Section 12(b) of the Act    Name of Exchange on Which Registered
           COMMON, $0.001 PAR VALUE PER SHARE                        AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act

                       NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on the American Stock Exchange as of September 30, 2002, was approximately $5,487,080.

     The number of shares of Common Stock of the registrant, par value $0.001 per share, outstanding at June 13, 2003 was 15,773,471, net of shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement relating to the Annual Meeting of Stockholders of the registrant to be held on August 15, 2003 are incorporated by reference into Part III of this Report.

================================================================================

FORM 10-K REPORT INDEX

                                     PART I

Item 1.   Business...................................................................................   4
Item 2.   Properties.................................................................................   9
Item 3.   Legal Proceedings..........................................................................  10
Item 4.   Submission of Matters to a Vote of Security Holders........................................  10
Item 4A.  Executive Officers.........................................................................  10

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters.......................  12
Item 6.   Selected Financial Data....................................................................  13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......  15
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.................................  30
Item 8.   Financial Statements and Supplementary Data................................................  32
Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......  63

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.........................................  63
Item 11.  Executive Compensation ....................................................................  63
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
             Shareholder Matters.....................................................................  63
Item 13.  Certain Relationships and Related Transactions.............................................  63
Item 14.  Controls and Procedures....................................................................  64

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................  64

                          FORWARD - LOOKING STATEMENTS

     Unless the context requires otherwise, references in this document to "EDT Learning," "EDT" the "Company," "we," "us," and "our" refer to EDT Learning, Inc.

     Statements contained in this Annual Report on Form 10-K that involve words like "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to: sell our products and services; improve the quality of our software; derive overall benefits of our products and services; introduce new products and versions of our existing products; sustain and increase revenue from existing products; integrate current and emerging technologies into our product offerings; control our expenses including those related to sales and marketing; research and development and general and administrative expenses; control changes in our customer base; support our customers and provide sufficient technological infrastructure; obtain sales or increase revenues; impact the results of legal proceedings; control and implement changes in our employee headcount; obtain sufficient cash flow; manage liquidity and capital resources; realize positive cash flow from operations; or realize net earnings.

     Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, our dependence on our products or services, market demand for our products and services, our ability to attract and retain customers and channel partners, our ability to expand our technological infrastructure to meet the demand from our customers, our ability to recruit and retain qualified employees, the ability of channel partners to successfully resell our products, the status of the overall economy, the strength of competitive offerings, the pricing pressures created by market forces, and the risks discussed herein (See "Managements Discussion and Analysis of Financial Condition and Results of Operations"). All forward-looking statements included in this report are based on information available to us as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any change in our expectations or in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Our reports are available free of charge as soon as reasonably practicable after we file them with the SEC and may be obtained through our Website located at www.edtlearning.com.

     The Company's trademarks and service marks include EDT Learning.com, EDT Learning, e-Learning Simplified, MeetingLinc, LearnLinc, SupportLinc, and ConferenceLinc, graphics associated with that four-product suite of Web collaboration products, ThoughtWare, Quisic, and Learning-Edge. We also refer to trademarks of other corporations and organizations in this report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We develop and sell software that provides real-time collaboration and training using Web based tools that we believe increase worker productivity and save money. Our four-product suite led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc) is an award winning virtual classroom, Web conferencing, collaboration and technical support suite of software. With our Web collaboration, conferencing and virtual classroom products we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in the beginnings of the Web collaboration industry. LearnLinc has been translated into seven languages, and is now available in version 7.0. Our customers can choose from several different pricing options involving either the purchase of the software with hosting by the customer or the rental of the software with hosting by the Company. Our customers may choose between our products on a stand-alone basis or integrated with one of our other award winning products depending upon their own particular needs. Customers wishing to collaborate and present, may choose between MeetingLinc, LearnLinc, ConferenceLinc and SupportLinc to deliver live events over the Internet in a one-to-one, one-to-many, and many-to-many communication formats. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, employee training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000 targeting a wide array of vertical markets. We market our products using a direct sales force and an indirect distribution channel consisting of referral partners, international and national value added resellers ("VAR") network, and OEM partners. Our revenues from our Web collaboration software are a mixture of high margin software sales and monthly recurring revenues from annual maintenance and support agreements and subscription agreements.

     As of March 31, 2003, we also offered to our customers a wide array of e-Learning and training products and services. Our sales and marketing efforts have recently been focused toward our virtual classroom Web casting and online collaboration four-product suite lead by LearnLinc. We also continue to offer, for those seeking to manage users and e-Learning content, EDT's Learning Management System, which has been combined with a suite of workforce management solutions (the ThoughtWare Suite) that includes Career Planner, Job Seeker, and Performance Coach. For the development of custom online content, we offer an award winning content development software, i-Canvas, and award winning custom content services that have been providing proven results for over 15 years. Finally, we offer a library of online courses focused on the training of executives on essential business topics. The Executive Leadership Series with the flagship course being a 75 hour online "mini-MBA" program developed in conjunction with the prestigious Tuck School of Business at Dartmouth.

     The Company began operations in March of 1998 under the name Pentegra Dental Group, Inc. Its formation included the simultaneous roll-up of 50 businesses and an initial public offering. The Company's initial goals were to provide training and practice enhancement services nationwide to our affiliated dental practices including the use of our proprietary Web-based management and financial reporting system. Beginning in April of 2000, the Company modified its affiliated service agreements and commensurate with that change the Company recorded certain one-time charges against earnings during the fiscal year ending March 31, 2001. The Company evolved from its legacy business into its current e-Learning focus during its fiscal year 2002, and accordingly, changed its name to EDT Learning, Inc. (now trading as AMEX:EDT). As a result of that change in business model and underlying agreements, comparisons to the financial results of periods prior to fiscal year 2002 may not be appropriate or relevant.

PRODUCTS AND SERVICES

     The Company's current products and services fall into four major categories:

     o The four-product suite lead by LearnLinc - Software that manages and delivers live online collaboration and training.

     o i-Canvas and EDT's Learning Manager - Software that lets non-technical users create online courses and manage users.

     o Executive Training Library - a library of online courses that includes 130 hours of online business courses with topics that include accounting, finance, marketing and managerial economics.

     o Custom Course Development Services - development services that create online courses and learning material for the training of employees and vendors or the education of customers on products features and benefits using the Internet.

     While we are a comprehensive provider of e-Learning products and services, over the past 12 months we shifted our focus away from our lower margin custom content service business toward our higher margin software products. As part of that strategy we now place special emphasis on the development and sale of LearnLinc and the related Web collaboration products in that suite.

     THE WEB COLLABORATION SUITE:

o LEARNLINC         an Internet based software that is designed for training and education of remote students. With LearnLinc, instructors and students can collaborate and learn remotely providing an enhanced learning environment that replicates and surpasses traditional instructor-led classes. Instructors can create courses and classes, add varied agenda items, enroll students, deliver live instruction, and deliver engaging content that includes audio, video, and interactive multimedia. LearnLinc in combination with
                    TestLinc(TM)permits users to administer comprehensive tests, organize multiple simultaneous breakout sessions and record, edit, play back and archive entire sessions for future use.

o MEETINGLINC       an online collaboration software designed to facilitate the sharing of documents, PowerPoint(TM)presentations, graphics and applications between meeting participants without leaving their desks. MeetingLinc allows business professionals, government employees, and educators the ability to communicate more effectively and economically through interactive online meetings using voice-over-IP technology to avoid the expense of travel and long distance charges. MeetingLinc allows remote participants to give presentations, demonstrate their products and services, annotate on virtual whiteboards, edit documents simultaneously, and take meeting participants on a Web tour.
                    Like all of our Web collaboration products in the suite, MeetingLinc includes integrated voice and video conferencing services.


o CONFERENCELINC    a presentation software designed to deliver the message in a one-to-many format providing professional management of Web conferencing events. ConferenceLinc manages events such as earning announcements, press briefings, new product announcements, corporate internal mass communications and external marketing events. ConferenceLinc is built on the MeetingLinc foundation so that is combines the best interactive features with an easy to use interface providing meaningful and measurable results to presenters and participants alike. Its design includes features that take the hassle out of planning, and supporting a hosted Web seminar while providing an easy to use participant interface. ConferenceLinc includes automatic email invitations, "one click join" capabilities, online confirmations, update notifications, and customized attendee registration. With ConferenceLinc, presenters have the ability to not only present content but also gain audience feedback using real-time polling, live chat, question and answer sets and even post event assessments. The entire presentation is easily recordable for viewing offline or review after "the show" with the recorder capturing not only the content but also the audio, video, and all participants' feedback.

o SUPPORTLINC       an online technical support and customer sales support
                    software designed to give customer service organizations the ability to provide remote hands-on support for products, systems, or software applications. SupportLinc manages the support call volume and enhances the effectiveness of traditional telephone-based customer support systems.
                    SupportLinc's custom interface is designed to be simple to use improving the interaction and level of support for both the customer and the technical support agent.

     Our Web collaboration suite of four products is also sold as an enterprise installation permitting the customer to purchase the entire suite for organization-wide use. The enterprise edition provides for unlimited use for an unlimited number of users and integrates all four of our Web collaboration products. Corporations, educational institutions and governments alike may purchase or lease any one product or a combination of the products to suit their individual needs. Because our Web collaboration products are available for sale as an application service provider ("ASP") hosted solution or as a behind-the-firewall customer installation, customers can choose the financial model that works best for their budget and IT capabilities. Customers who purchase our software have the option to also purchase a customer support and maintenance agreement that varies in term from one to five years, and typically costs 15% of the purchase price of the product.

     I-CANVAS AND EDT'S LEARNING MANAGEMENT SYSTEM:

     Our i-Canvas software permits the development by non-technical users of engaging Web-based content that can be easily published to the Internet. Our learning management system was created to be a Web-based content delivery and data management system. It was developed to specific design requirements to meet the skill level of its customer base. Specifically, content needed to be delivered over low bandwidth connections and needed to be cross browser compatible. In addition, the Company needed to be able to integrate student profiles with its other online products and report the information to its customers' learning administrators. Our learning systems includes a suite of human resource software and tools which include:

     o Learning Trakker (helps managers effectively track and administer the learning and development processes);
     o People Search (provides tools for sourcing, screening and selecting qualified individuals);
     o Performance Coach (equips managers, supervisors and team leaders with the tools to establish goals and, provide consistent, meaningful feedback to employees); and
     o Career Planner (provides employers and employees with tools to match their career objectives with internal opportunities).

     THE EXECUTIVE TRAINING LIBRARY:

     An off-the-shelf online library of content on business-specific topics such as innovation, leadership, and communication co-developed with respected names in business such as the Tuck School of Business at Dartmouth College. Our courses include interactive activities and simulations that let employees try new skills in a safe environment where practice, failure, feedback, and success are part of learning. Real-world scenarios, coupled with engaging media, makes employees active participants, which transforms learning into practical results. This library has been specifically developed for executives and their learning styles. The content is engaging, allowing for deeper exploration in specific content areas while keeping students on track with challenging exercises and assessments. Adult learning principles are strictly adhered to in content presentations, with the emphasis on a problem-solving instructional approach that we believe transfers to on-the-job situations. Both the student and the organization have complete information on course progress and results. The full online "mini-MBA" program developed in conjunction with the Tuck Business School at Dartmouth provides over 75 hours of in depth training with modules including the Financial Accounting Series, the Finance Series, the Managerial Economics Series and the Marketing Series.

     CUSTOM COURSE DEVELOPMENT SERVICES:

     The Company has produced a streamlined content creation system that reduces development time and the expense of delivering interactive training. This rapid development process incorporates the use of our own i-Canvas software development tool. This content authoring development tool translates content into html, eliminating the need for programmers to manipulate content into code. This makes it simple for content experts to arrange, re-arrange, add or delete any type of rich media file within training modules because the process-driven authoring tool guides them through each step with years of best practice standards already built in. The result is increased delivery speed, lower cost, greater flexibility, and better response to business change requirements.

SALES AND MARKETING

     The Company's marketing strategy is focused on building and expanding relationships in its existing customer base and distribution channels to further penetrate the Fortune 1000 and mid markets. We expect over the coming year to increase our software sales providing higher margin revenues backed by multi-year support and maintenance agreements. Our marketing program includes market analysis, direct email campaigns, outbound call center solicitation, public relations, lead generation systems, and efforts to educate organizations in our target markets. With acquisition of the LearnLinc product, we have implemented both a direct and indirect sales strategy to more fully leverage our market coverage.

     Direct Sales: Our direct sales force is relatively small and focuses on mid-sized and enterprise level customers. The sales team is organized by geographic territory and each sales representative is assigned specific vertical markets that include financial services, transportation, hospitality, healthcare and franchises. Since November 2002, a majority of our LearnLinc revenues were provided by direct sales to customers. The remaining portion of our LearnLinc revenues were indirect sales provided by our referral partners, value added resellers and OEM partners in national and international markets.

     Indirect Sales: We have engaged organizations that market and sell our products and services through their sales distribution channels and are generally either referral partners, VAR's or OEM distributors. As of March 31, 2003, we had 60 organizations selling our products with 32 of those partners providing indirect sales in North America including the United States, Canada and Mexico, and have 28 partners providing indirect sales in 13 countries outside North America, including the United Kingdom, Spain, Italy, Germany, Australia, and Japan. Referral partners execute referral agreements providing for the payment of a fee upon the closing of a sale, with a Distribution Agreement typically having a one-year renewable term. Our value added resellers and OEM partners execute agreements to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the distribution partner purchases the product from us and resells the product to its customers. Under those agreements, we record only the amount paid to us by the distributor as revenue and recognize revenue when all revenue recognition criteria have been met.

CUSTOMERS

     Our corporate customer list includes those inside and outside of the Fortune 1000, including Hilton Hotels, International Paper, JP Morgan Chase, Aetna, Travelers Insurance, Wells Fargo, Discover Card, and United Airlines. We also serve the higher educational and governmental markets including The State University of New York, The Supreme Court of Arizona, Kent State University, and the United Nations. Our reach includes customers both within the United States, Canada, Mexico, and outside the U.S. in 13 other countries.

AWARDS

     We are proud of the recognition received by the Company from industry leading experts, software associations, and e-Learning organizations. Together with the companies we acquired we have been honored with more than 55 awards from notable e-Learning authorities such as The American Society for Training and Development (ASTD), BRANDON HALL MAGAZINE, and NEW MEDIA MAGAZINE. The list of awards include four National Telly Awards; six Software Service Provider of the Year Awards, two Gold Medals from e-Learning authority Brandon Hall, and most notably two first-place awards by a vote of e-Learning professionals:

     o I-CANVAS - First prize in the Software Simulation Shootout "Best of the Best" award in the Brandon Hall sponsored competition at Online Learning 2001 Conference and Exposition, beating industry leaders, Macromedia and Click2Learn.

     o LEARNLINC - First prize in the Software Simulation Shootout "Best of the Best" award in the Brandon Hall sponsored competition at Online Learning 2002 Conference and Exposition, beating industry leaders, WebEx and PlaceWare.

TECHNOLOGY & INTELLECTUAL PROPERTY

     Most of our existing technology and intellectual property were originally developed by organizations that we have obtained by acquisition over the past 18 months. Conservatively, tens of millions of dollars have been spent and over a decade of human effort have been invested by those organizations in product development prior to our acquisition. With our continued investment in our proprietary systems and software applications, our organization and our customers are reaping the benefit of that endeavor without direct investment by the Company. For our ASP customers, we host our software and provide Internet connectivity from our dedicated servers in Los Angeles, California, Phoenix, Arizona, and Troy, New York. We run a network infrastructure both on-premises in our Phoenix and Troy offices and through leased data centers. Our ASP network located in California is redundant in design and secure from unauthorized access. Our CD-ROM based Web collaboration software products are client / server applications that operate in a Windows environment. Our ASP Web collaboration software, Executive Training Series courses and LMS offerings operate in a Linux environment using an Oracle database.

RESEARCH & DEVELOPMENT

     The Company invested a substantial portion of its working capital and resources to the continued development of its e-Learning software and technologies. As of March 31, 2003 we employed 18 full-time engineers, programmers and developers who were focused on developing new features and enhancements to our existing software offering and expanding that offering with new products and services. The primary focus of our research and development efforts are on improving the functionality and performance of LearnLinc, MeetingLinc, ConferenceLinc and SupportLinc as well as developing new features that meet changing market demands. We invested over $3.2 million in direct and indirect research and development activities in the fiscal year ending March 31, 2003. We expect to continue to make significant investments in research and development for the next several years.

CUSTOMER SERVICE

     We offer technical and customer support through a customer support team that has been together for over ten years. We offer differing levels of support depending upon the maintenance and support agreement executed by the customer that includes telephone support through a toll-free number from 8:30 a.m. until 8:30 p.m. Eastern Time and an email request system. We also offer access to self-help information that includes a database of frequently asked questions, quick reference and advanced end-user guides, online tutorials, and access to a real-time searchable knowledge database. Most of our requests for technical support are questions concerning general product functionality with some assistance with technical computer and firewall issues. Our response times vary depending upon the issue, but the vast majority of our customer support questions are addressed during the initial technical support call. Customer issues and support tickets are tracked within our CRM database for use by our technical support teams and customers searching the knowledge database.

COMPETITION

     Because we are a comprehensive provider of e-Learning products and services, we face varying levels of competition from many providers, but no one provider is a direct competitor to all of our products and services. With our emphasis being our Web collaboration four-product suite, we face competition from various Web conferencing and collaboration software companies including WebEx, PlaceWare, Centra, as well as providers of similar software such as IBM, Oracle, and Microsoft. The Web collaboration, virtual classroom and Web conferencing industry continue to change and evolve rapidly, and we expect continued consolidation within the industry. Most notably, Microsoft recently acquired PlaceWare for over $200 million announcing their intention to expand in the online collaboration software business. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we have. Our competitors may establish in the future indirect relationships with third parties or with each other to increase the competition we currently face or may introduce products or services that have better capabilities or performance, lower prices, or broader distribution. We have identified what we believe to be the principal competitive factors in our markets, including ease of use; breadth of features; quality and reliability of our products; pricing pressures; access to indirect channel sales and the effectiveness of our direct sales force; ability to develop and support software enhancements; the scalability of our ASP services; and limitations presented by the use of the public Internet. Although we believe our products compete favorably, we may not be able to maintain a competitive position against current and potential competitors, especially those with greater financial resources.

ACQUISITIONS

     As a part of our consolidation strategy, we acquired four e-Learning companies in the past 18 months providing the Company with expertise, tangible and intangible assets, technology, customer base, recurring revenues, and a global VAR network.

     October 2001 - Learning-Edge, Inc. ("Learning-Edge"), a Phoenix based provider of custom content development services. We acquired from Learning-Edge substantially all of its assets, which include an existing customer base, and an award winning Content Development Tool (i-Canvas).

     January 2002 - ThoughtWare Technologies, Inc. ("ThoughtWare"), a Memphis based provider of workforce management software. We acquired from ThoughtWare a small recurring revenue base, and HR workforce performance software that supports human capital development (Learning Tracker; People Search; Performance Coach and Career Planner).

     June 2002 - Quisic Corporation ("Quisic"), a Los Angeles based provider of custom content development services and e-Learning software. We acquired from Quisic certain assets primarily consisting of approximately 130 hours off-the-shelf library of online courses (including the 75 hour Tuck Business School at Dartmouth with content focused on accounting, finance, management, and marketing).

     November 2002 - Mentergy, Inc. ("Mentergy"), a provider of virtual classroom software. We acquired from Mentergy all assets associated with LearnLinc and TestLinc software, an existing customer base, a VAR network and a recurring revenue stream.

EMPLOYEES

     As of March 31, 2003, the Company employed 46 full time people with the majority of those located at our corporate offices in Phoenix, Arizona. Our employee base consists of 7 performing general and administrative functions, 21 performing customer support, sales and marketing functions and 18 performing programming, research and development functions. None of the Company's employees are represented by collective bargaining agreements.

LEGACY AFFILIATED DENTAL SERVICE REVENUE

     As a part of our legacy dental management business we provided services to certain affiliated practices in accordance with modified management service agreements. Those services generally were access to online enhancement, access to online payroll processing, access to online consulting and seminars. For the fiscal years ending March 31, 2003 and 2002, we earned dental revenues of $3.1 million and $6.6 million, respectively. As anticipated and previously announced, nearly all of those legacy management service agreements terminated during fiscal 2003 and only $200,000 is anticipated to be earned as dental revenues for fiscal 2004.

ITEM 2. PROPERTIES

     We maintain corporate headquarters in Phoenix, Arizona and have occupied that 14,000 square foot Class A facility since the Company's inception in 1998. The Phoenix lease began in 1998 and has a term of ten years. The Phoenix offices can accommodate up to 85 employees and is fully equipped with up to date computer equipment and server facilities. The Phoenix lease requires a monthly rent and operating expenses of $29,000 and $1,000 respectively. We also maintain a 2,500 square foot Class B facility in Troy, New York costing $4,800 per month with an emphasis in that location on research and development, and technical support. As a part of the ThoughtWare acquisition we leased facilities in Memphis, Tennessee consisting of 2,700 square feet with a three-year term costing $4,400 per month. Those Memphis operations were consolidated into

Phoenix operations and we are currently seeking to vacate those premises with the assumption of the lease by a sub-tenant. Our subsidiary, TW Acquisition Subsidiary, Inc., is obligated under an operating lease in Carlsbad, California consisting of 3,300 square feet with a three-year remaining term costing approximately $8,000 per month and the space has been sub-leased for the remaining term for approximately $7,200 per month.

ITEM 3. LEGAL PROCEEDINGS

     As of March 31, 2003, the Company has pending as plaintiff seven collection lawsuits against affiliated practices for the collection of contractual service fees and the principal of promissory notes.

     The Company is a defendant and counterclaimant in a lawsuit with Computer Associates a former vendor asserting damages of approximately $389,000, with allegations of breach of contract revolving around the purchase of software and certain services provided by Computer Associates. The Company is vigorously defending the lawsuit and believes that it will prevail on the merits and its counterclaims, but cannot predict with certainty the ultimate outcome. The Company has not accrued for any obligations that might result for an unfavorable resolution of this matter.

     The Company is a third party defendant in a lawsuit between former employees of Quisic Corporation and certain shareholders of Quisic Corporation. Although the Company engaged in an asset purchase transaction with Quisic Corporation, those former employees allege successor liability on the part of the Company, and are seeking from the primary Quisic shareholder defendants, damages of $4.6 million. The plaintiffs primarily are seeking from the Company access to the consideration paid and certain Quisic assets. The Company is vigorously defending the lawsuit and believes that it will prevail on the merits, but cannot predict with certainty the ultimate outcome. The Company has not accrued for any obligations that might result for an unfavorable resolution of this matter.

     The Company is involved as a defendant in a lawsuit recently filed by plaintiffs who are creditors of Quisic Corporation who are seeking from certain Quisic shareholders damages of $1.2 million. Those plaintiff creditors are not seeking monetary damages from the Company, but are seeking to establish that they are entitled to certain consideration paid by the Company. Although the Company engaged in an asset purchase transaction with Quisic Corporation, those creditors believe that certain of the Quisic assets of the Company are subject to their claims as creditors against Quisic Corporation. The Company is vigorously defending the lawsuit and believes that it will prevail, but cannot predict with certainty the ultimate outcome. The Company has not accrued for any obligations that might result for an unfavorable resolution of this matter.

     The Company's wholly owned subsidiary, TW Acquisition Subsidiary, Inc. is the respondent in a claim asserted by the Tennessee Department of Revenue alleging sales tax liability of approximately $380,000 from sales made by its predecessor ThoughtWare Technologies, Inc. TW Acquisition Subsidiary, Inc. is vigorously defending the assessment and cannot predict with certainty the ultimate outcome. The Company has accrued $380,000 with respect to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2003.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company (ages are as of March 31, 2003):

James M. Powers, Jr.   47   Chairman, President and Chief Executive Officer
James L. Dunn, Jr.     41   Senior Vice President, General Counsel, and Chief
                              Development Officer
Brian L. Berry         42   Vice President of Finance
Preston A. Zuckerman   57   Senior Vice President and Chief e-Learning Architect
Lucille Holliday       55   Senior Vice President of Sales

JAMES M. POWERS, JR.
Chairman, President and Chief Executive Officer
Dr. James Powers, Jr. has served as Chairman, President and CEO of the Company since December 1998. Dr. Powers guided the Company through its initial growth and acquisition phase and subsequent transformation from a dental practice management company to a provider of Web-based training and Web conferencing solutions. Dr. Powers joined the Company through the merger with Liberty Dental Alliance, Inc., a Nashville based company where he was the founder, Chairman and President from 1997 to 1998. Dr. Powers was a founder and Chairman of Clearidge, Inc., a privately held bottled water company in Nashville, Tennessee from 1993 to 1999. Dr. Powers led Clearidge through 13 acquisitions over three years to become one of the largest, independent bottlers in the Southeast. Dr. Powers also is a founder and Director of Barnhill's Country Buffet, Inc., a privately held chain of 48 restaurants in the Southeast. He received a Doctor of Dental Surgery Degree from The University of Tennessee and received his MBA from Vanderbilt University's Owen Graduate School of Management.

JAMES L. DUNN, JR.
General Counsel, Senior Vice President, and Chief Development Officer
James L. Dunn, Jr., is a co-founder of the Company and has been an integral part of the senior management team since the Company's initial public offering in 1998. Mr. Dunn as Chief Development Officer was responsible for all merger and acquisition activities successfully managing the acquisition of over 100 dental practices and 3 dental practice management companies. The Company's acquisitions that he led doubled the Company's annual revenues within the first twelve months of operations. Mr. Dunn's leadership was instrumental in the reorganization of the Company around its current e-Learning focus and is responsible for the acquisition of four e-Learning companies in the past 18 months. He assumed the role of General Counsel in March of 2000 and is also responsible for all legal affairs of the Company. He is an attorney and CPA receiving his law degree from Southern Methodist University School of Law in 1987 and his Bachelor's Degree in Business Administration-Accounting from Texas A & M University in 1984.

BRIAN L. BERRY
Vice President of Finance
Brian L. Berry was appointed Vice President of Finance in August 2002. Mr. Berry joined the Company as Corporate Controller in October 1998. From 1996 to 1997, Mr. Berry was Corporate Controller for Falcon Power Inc., a multi-state group of construction equipment dealerships. In 1995 Mr. Berry worked as a consultant providing accounting and financial advice to various companies. From 1983 to 1995, Mr. Berry worked for Coopers & Lybrand LLP, a predecessor to PriceWaterhouseCoopers LLP. Mr. Berry is a certified public accountant and received a B.S.B.A. from The Ohio State University in 1983.

PRESTON A. ZUCKERMAN
Senior Vice President and Chief e-Learning Architect
Preston Zuckerman assumed the role of Senior Vice President and Chief e-Learning Architect for the Company in September 2001 when EDT acquired Learning-Edge. Mr. Zuckerman founded Learning-Edge in 1988 as one of the first custom e-Learning development companies in the U.S. He served as its CEO and Chief e-Learning Architect from that time. He has been a leader in the training and communication fields for many years, and Learning-Edge received numerous awards for its work. Prior to founding Learning-Edge, he spent 16 years directing the training and publications departments for Four-Phase Systems (currently Motorola Computer Group) and ITT Corporation. During that period, he successfully introduced criterion-referenced, self-paced, and media-based instruction within both organizations. Mr. Zuckerman started his career as a Computer Specialist and Instructor in the U.S. Navy where he served for seven years.

LUCILLE HOLLIDAY
Senior Vice President of Sales
Lucille Holliday assumed the role of Senior Vice President of Sales for the Company in February 2002. Prior to joining EDT Learning, Ms. Holliday served as vice president of sales for the LearnLinc division of Mentergy, Inc., an international leader in the field of e-learning solutions utilizing virtual classroom software and custom courseware development. During her tenure with Mentergy, Ms. Holliday was responsible for recruitment, development and management of field and corporate-based sales executives, development and implementation of strategic plans in support of company goals, and preparation and analysis of business plans and performance forecasts. Her 20 years of sales experience includes national and regional management positions at such industry leaders as Element K, a leading provider of e-Learning solutions; Prometric, Thomson Learning, the global leader in computer-based certification test delivery; and the education division for IKON office solutions, a premier provider of technical education services.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     The Company's Common Stock has been traded on the American Stock Exchange system under the symbol "EDT" since August 25, 2000. Prior to that, the Company's Common Stock was traded on the American Stock Exchange system under the symbol "PEN". The following table sets forth the range of the reported high and low sales prices of the Company's Common Stock for the years ended March 31, 2003 and 2002:

      2003                                 HIGH         LOW
      -----                               -----        -----
      First Quarter                       $1.40        $0.76
      Second Quarter                      $0.90        $0.33
      Third Quarter                       $0.57        $0.25
      Fourth Quarter                      $0.57        $0.25

      2002                                 HIGH         LOW
      -----                               -----        -----
      First Quarter                       $0.63        $0.41
      Second Quarter                      $0.50        $0.31
      Third Quarter                       $1.79        $0.44
      Fourth Quarter                      $1.45        $0.90

     As of June 20, 2003, there were approximately 283 holders of record of Common Stock, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

     The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividend on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

EQUITY COMPENSATION PLANS

     The table below provides information relating to our equity compensation plans as of March 31, 2003:

                                                                                            Number of Securities
                                                                                          Remaining Available for
                              Number of Securities to be    Weighted-Average Exercise      Future Issuance Under
                               Issued Upon Exercise Of         Price of Outstanding          Compensation Plans
                                 Outstanding Options,         Options, Warrants and        (Excluding Securities
Plan Category                    Warrants and Rights                 Rights              Reflected in First Column)
-------------                    -------------------                 ------              --------------------------
Equity compensation plans
approved by security holders           1,835,865                      1.82                        1,169,135

Equity compensation plans
approved by security
holders                                  450,000                      8.50
                                       ---------                                                  ---------
Total                                  2,285,865                                                  1,169,135
                                       =========                                                  =========

     In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its chief executive officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the chief executive officer. The shares 100% vest after 10 years from the date of grant. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The vesting of the incentive shares accelerates based on the Company's share price as follows:

                     PERFORMANCE CRITERIA                         SHARES VESTED
                     --------------------                         -------------

Share price trades for $4.50 per share for 20 consecutive days    150,000 shares
Share price trades for $8.50 share for 20 consecutive days        150,000 shares
Share price trades for $12.50 per share for 20 consecutive days   150,000 shares

SALES OF UNREGISTERED SECURITIES

     In addition to the 450,000 stock grant listed above, set forth below are the securities we issued in fiscal 2002 which have not been registered under the Securities Act of 1933, as amended (the "Securities Act"). Further included is the consideration, if any, we received for such securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

     In March 2002, the Company completed a Private Placement Offering (the "Offering") raising capital of $5,775,000. Under the terms of the Offering, the Company issued convertible redeemable subordinated notes and warrants to purchase 5,775,000 shares of the Company's common stock. The notes bear interest at 12% per annum and require quarterly interest payments with the principal due at maturity on March 29, 2012. The note holders may convert the notes into shares of the Company's common stock at a price equal to $1.00 per share. The Company may force redemption of the notes into shares of the Company's common stock at the conversion price, if at any time the closing price of the Company's common stock equals or exceeds $3.00 per share for twenty consecutive trading days. The notes are subordinated to any present or future senior indebtedness, with no waiver required.

     The exercise price for the warrants is $3.00 per share. The Company may force redemption of the warrants into shares of the Company's common stock at the exercise price, if at any time the closing price of the Company's common stock equals or exceeds $5.50 per share for twenty consecutive trading days. The warrants expire on March 29, 2005.

     Murphy & Durieu acted as the placement agent on the Offering and received a sales commission equal to 10% of the gross proceeds of the Offering or $577,500 and a nonaccountable expense reimbursement of expenses equal to 3% of the gross proceeds or $173,250.

     The issuance of these securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company that has been derived from consolidated financial statements that have been audited. The Company began operations in March of 1998 under the name Pentegra Dental Group, Inc. Its formation included the simultaneous roll-up of 50 businesses and an initial public offering. Beginning in April of 2000, the Company modified its affiliated service agreements and commensurate with that change the Company recorded certain charges against earnings during the fiscal year ending March 31, 2001. The Company evolved from its legacy business into its current e-Learning focus during its fiscal year 2002, and accordingly, changed its name to EDT Learning, Inc. (now trading as AMEX:EDT). As a result of that change in business model and underlying agreements, comparisons to the financial results of periods prior to fiscal year 2002 may not be appropriate or relevant. The selected financial data should also be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

STATEMENT OF OPERATIONS DATA:
                                               YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                                  2003          2002          2001          2000          1999
                                                --------      --------      --------      --------      --------
Revenues:
   Licenses ...............................     $    447      $     92      $     --      $     --      $     --
   Service and maintenance ................        3,629         2,590            --            --            --
                                                --------      --------      --------      --------      --------
      Total e-Learning revenue ............        4,076         2,682            --            --            --
   Dental contracts .......................        3,129         6,582         8,320        56,988        38,824
                                                --------      --------      --------      --------      --------
Net revenue ...............................        7,205         9,264         8,320        56,988        38,824
Operating expenses ........................       10,682         8,128        32,708        59,476        36,940
                                                --------      --------      --------      --------      --------
Earnings (loss) from operations ...........       (3,477)        1,136       (24,388)       (2,488)        1,884
                                                --------      --------      --------      --------      --------
Income (loss) before income
   taxes and extraordinary item ...........       (3,756)        1,540       (24,987)       (3,497)        1,717
Income tax expense (benefit) ..............           --            --            --         2,213          (525)
                                                --------      --------      --------      --------      --------
Net income (loss) before
   extraordinary item .....................       (3,756)        1,540       (24,987)       (5,710)        2,242
Extraordinary item, net ...................           --         4,265            70           350            --
                                                --------      --------      --------      --------      --------
Net income (loss) .........................     $ (3,756)     $  5,805      $(24,917)     $ (5,360)     $  2,242
                                                ========      ========      ========      ========      ========

Earnings (loss) per common share - basic:
   Earnings (loss) before
     extraordinary item ...................     $  (0.24)     $   0.13      $  (2.38)     $  (0.55)     $   0.29
   Extraordinary item .....................           --          0.36          0.01          0.03            --
                                                --------      --------      --------      --------      --------
   Net earnings (loss) ....................     $  (0.24)     $   0.49      $  (2.37)     $  (0.52)     $   0.29
                                                ========      ========      ========      ========      ========

Earnings (loss) per common share - diluted:
   Earnings (loss) before
     extraordinary item ...................     $  (0.24)     $   0.12      $  (2.38)     $  (0.55)     $   0.29
   Extraordinary item .....................           --          0.34          0.01          0.03            --
                                                --------      --------      --------      --------      --------
   Net earnings (loss) ....................     $  (0.24)     $   0.47      $  (2.37)     $  (0.52)     $   0.29
                                                ========      ========      ========      ========      ========

BALANCE SHEET DATA:

Cash and cash equivalents .................     $    409      $  1,498      $  1,051      $    553      $  1,047
Working capital (deficit) .................       (2,660)       (1,538)       (1,440)        1,330         4,224
Total assets ..............................       12,423        15,587         9,191        37,906        37,127
Long-term debt, less current
   maturities .............................        7,901         7,631        11,461        14,829        13,134
Long-term debt discount ...................       (2,038)       (2,264)           --            --            --
Total shareholders' equity (deficit) ......        2,320         4,666        (6,654)       19,007        20,760

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT INVOLVE WORDS LIKE "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, OUR DEPENDENCE ON OUR PRODUCTS OR SERVICES, MARKET DEMAND FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND CHANNEL PARTNERS, OUR ABILITY TO EXPAND OUR TECHNOLOGICAL INFRASTRUCTURE TO MEET THE DEMAND FROM OUR CUSTOMERS, OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED EMPLOYEES, THE ABILITY OF CHANNEL PARTNERS TO SUCCESSFULLY RESELL OUR SERVICES, THE STATUS OF THE OVERALL ECONOMY, THE STRENGTH OF COMPETITIVE OFFERINGS, THE PRICING PRESSURES CREATED BY MARKET FORCES, AND THE OTHER RISKS DISCUSSED HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, TO REFLECT ANY CHANGE IN OUR EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. OUR REPORTS ARE AVAILABLE FREE OF CHARGE AS SOON AS REASONABLY PRACTICABLE AFTER WE FILE THEM WITH THE SEC AND MAY BE OBTAINED THROUGH OUR WEBSITE.

OVERVIEW

     As of March 31, 2003 we offered to our customers a wide array of e-Learning and training products and services. Our four-product suite (LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc) also lets customers collaborate and present over the Internet in one-to-one, one-to-many, and many-to-many communication formats. Our Web collaboration suite of products is sold in both an application service provider ("ASP") or hosted basis (a periodic license) and on a purchase client hosted basis (client server software sold as a non-periodic, perpetual license). While we are a comprehensive provider of e-Learning products, over the past 12 months we shifted our focus away from our lower margin custom content service business and toward our higher margin software products with particular emphasis since December of 2002 on our Web collaboration and virtual classroom suite led by LearnLinc.

     In addition to our web collaboration and virtual classroom software, we also offer software that facilitates the management of users and e-Learning content through EDT's Learning Management System (LMS). Our LMS has been combined with a suite of workforce management solutions (the ThoughtWare Suite), which includes Career Planner, Job Seeker, and Performance Coach. Our LMS software is offered in an ASP format using a periodic per user per period annual license agreement.

     For the development of custom online content we offer an award winning content development software, (i-Canvas) which is sold on an individual user perpetual license basis. We continue to provide to our customers award winning custom content services including the development of online course material specific to our customers. Custom content services are bid on a project-by-project basis and revenue is recognized on the percentage-of-completed contract method.

     Finally, we offer a library of online courses focused upon the training of executives on essential business topics, including an online "mini-MBA" program. Customers subscribe for a period of time per course, with the license providing for access over typically one year from date the students first access of the course.

     The Company began operations in March of 1998 under the name Pentegra Dental Group, Inc. Its formation included the simultaneous roll-up of 50 businesses and an initial public offering. The Company's initial goals were to provide training and practice enhancement services nationwide to our affiliated dental practices including the use of our proprietary Web-based management and financial reporting system. Beginning in April of 2000, the Company modified its affiliated service agreements and commensurate with that change the Company recorded certain charges against earnings during the fiscal year ending March 31, 2001. The Company evolved from its legacy business into its current e-Learning focus during its fiscal year 2002, and accordingly, changed its name to EDT Learning, Inc. (now trading as AMEX:EDT). As a result of that change in business model and underlying agreements, comparisons to the financial results of periods prior to fiscal year 2002 may not be appropriate or relevant.

     During the year ended March 31, 2003, the Company had two reportable segments, e-Learning and dental practice management. The e-Learning segment included revenues and operating expenses related to the development and sale of the Company's e-Learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses. There are no intersegment revenues.

                                                          YEARS ENDED
                                                           MARCH 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
Revenues:                                               (IN THOUSANDS)
   Licenses ................................   $    447    $     92    $     --
   Service and maintenance .................      3,629       2,590          --
                                               --------    --------    --------
      Total e-Learning revenues ............      4,076       2,682          --
   Dental practice management ..............      3,129       6,582       8,320
                                               --------    --------    --------
       Total revenues ......................   $  7,205    $  9,264    $  8,320
                                               ========    ========    ========

 Operating expenses:
   e-Learning ..............................   $  6,748    $  3,446    $     --
   Dental practice management (1) ..........      3,934       4,682      32,708
                                               --------    --------    --------
       Total operating expenses ............   $ 10,682    $  8,128    $ 32,708
                                               ========    ========    ========

Earnings (loss) from operations:
   e-Learning ..............................   $ (2,672)   $   (764)   $     --
   Dental practice management ..............       (805)      1,900     (24,388)
                                               --------    --------    --------
       Total earnings (loss) from operations   $ (3,477)   $  1,136    $(24,388)
                                               ========    ========    ========

Capital expenditures:
   e-Learning ..............................   $     64    $     40    $     --
   Dental practice management ..............         --          --         138
                                               --------    --------    --------
       Total capital expenditures ..........   $     64    $     40    $    138
                                               ========    ========    ========

                                                    MARCH 31
                                               -------------------
                                                 2003        2002
                                               -------     -------
Total assets:
   e-Learning ..............................   $11,081     $ 8,237
   Dental practice management ..............     1,342       7,350
                                               -------     -------
     Total assets ..........................   $12,423     $15,587
                                               -------     -------

RESULTS OF OPERATIONS

     As of March 31, 2003, we offered to our customers a wide array of e-Learning and training products and services. Since December of 2002 we have placed special emphasis on sales and marketing efforts that have been directed at our virtual classroom Web casting and online collaboration four-product suite led by LearnLinc. We continue to offer for those seeking to manage users and e-Learning content EDT's Learning Management System, which has been combined with a suite of workforce management solutions - which includes Career Planner, Job Seeker, and Performance Coach. For the development of custom online content we offer an award winning content development software, i-Canvas and award winning custom content services, which have been providing proven results for over 15 years. Finally, we offer a library of online courses focused upon the training of executives on essential business topics.

     The Company has implemented its e-Learning strategy. The Company acquired the assets of two e-Learning entities during fiscal 2003 and acquired two e-Learning entities during fiscal 2002.

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

     On January 15, 2002, the Company acquired all of the outstanding capital stock of ThoughtWare Technologies, Inc.; a Tennessee based private company. The Company issued 1,550,000 common shares under the terms of the acquisition agreement. The Company also assumed approximately $1.5 million of ThoughtWare debt as part of this acquisition. Since January 2002, operating results of ThoughtWare are included with the Company's results from operations. On March 29, 2003, the Company settled various disputes it had with the former shareholders of ThoughtWare Technologies, Inc. The settlement resulted in 365,000 of the shares issued in connection with the acquisition being returned to the Company. The Company valued the shares using the share price at the date of acquisition and recorded the returned shares as a $507,000 decrease to shareholders' equity and goodwill.

     On June 14, 2002, the Company acquired certain assets of Quisic Corporation; a California based private e-Learning company for in an asset purchase and common stock purchase transaction that involved the issuance of 2,000,000 common shares to certain shareholders of Quisic. An additional 500,000 shares of common stock of the Company are contingently issuable upon the achievement of certain cash basis sales targets, as defined, for the 12-month period following the close of the acquisition. Such shares have been issued, are currently held in escrow, have been excluded in the purchase accounting presented below and are excluded from the share information presented in the consolidated balance sheets and statements of shareholders' equity and presented in the calculation of loss earnings per share. If the contingency is satisfied, the issuable shares will be valued based on the market value of the Company's common stock on such date, and will be reflected in the Company's consolidated balance sheet as an increase to goodwill and shareholders' equity. The operating results of Quisic have been included in the consolidated operations of the Company commencing June 17, 2002.

     The purchase agreement also provides for the Company to remit to the seller, during the 5 year period following the close of the acquisition, 100% of the first $1,250,000 of proceeds and 50% of the remaining proceeds from the sales of software licenses for certain specified products, as defined, and collection of notes. The Company intends to account for any such amounts collected as additional purchase consideration in accordance with EITF No. 95-8 at the time such amounts are remitted to the seller. Since the closing date of the acquisition and through March 31, 2003, the Company has collected funds subject to this provision of the agreement totaling $150,000, all of which has been withheld and not remitted to the seller as of March 31, 2003 in accordance with the Company's understanding of the escrow and indemnity provisions of the Asset Purchase Agreement.

     Effective November 4, 2002, the Company acquired certain assets of Mentergy, Inc. ("Mentergy"), a wholly owned subsidiary of Mentergy, Ltd, in exchange for $500,000 and the assumption of $462,000 of liabilities. In addition, the Company has agreed to pay a royalty of 20% for all revenues collected from the sale or license of LearnLinc software over a three-year period. The first $600,000 of sales is not subject to the royalty. The maximum amount due under the Royalty Agreement is $5,000,000. The operating results are included with the Company's as of November 4, 2002.

     As a part of our legacy business we provided services to certain affiliated practices in accordance with modified service agreements. Those services generally included access to online enhancement, access to online payroll processing, access to online consulting and seminars. For the fiscal years ending March 31, 2003 and 2002, we earned dental revenues of $3.1 million and $6.6 million, respectively. As anticipated and previously announced, nearly all of those legacy service agreements terminated during fiscal 2003. In fiscal 2004, $200,000 is anticipated in dental revenues and $235,000 from the collection of notes receivable from those dental practices that had executed a legacy management services agreement ("Affiliated Practices").

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

REVENUES

     Total revenues generated for the year ended March 31, 2003 ("fiscal 2003") and March 31, 2002 ("fiscal 2002") were $7.2 million and $9.3 million respectively, a decrease of $2.1 million. e-Learning revenues for fiscal 2003 and fiscal 2002 were $4.1 million and $2.7 million respectively, an increase of $0.4 million in licenses and $1.0 million in e-Learning service and maintenance revenues. The increase is a result of the Company's continuing expansion into the e-Learning marketplace and has been fueled by the acquisitions in fiscal 2003 of certain assets of LearnLinc and Quisic and the acquisitions in fiscal 2002 of ThoughtWare and Learning-Edge. Revenue from dental contracts decreased by $3.5 million from $6.6 million in fiscal 2002 to $3.1 million in fiscal 2003 due to the previously announced and planned modification and termination of certain dental management service contracts. As anticipated and previously announced, nearly all of those legacy management service agreements terminated during fiscal 2003 and only $200,000 is anticipated to be earned as dental revenue for fiscal 2004.

     Total revenues generated for the year ended March 31, 2002 ("fiscal 2002") and March 31, 2001 ("fiscal 2001") were $9.3 million and $8.3 million respectively, an increase of $1.0 million. The Company recognized $2.7 million in e-Learning revenues in fiscal 2002 ($0.1 million of license revenue and $2.6 million of service and maintenance revenue). There were no e-Learning revenues in fiscal 2001. Revenue from dental contacts decreased by $1.7 million in fiscal 2002 as compared to fiscal 2001 due to the announced and planned modification and terminations of certain dental management contracts.

OPERATING EXPENSES

     Operating expenses consist of research and development, sales and marketing, general and administrative, depreciation and amortization expenses. The Company incurred operating expenses of $10.7 million in fiscal 2003, an increase of $2.6 million from $8.1 million in fiscal 2002 primarily due to an increase in salaries and wages of $1.6 million relating to the acquisition of Quisic and LearnLinc and a $0.8 million and $0.1 million increase in bad debt expense due to reserves against amounts due from Affiliated Practices and e-Learning related receivables, respectively. The Company has reduced head count from a high of 83 in June of 2002 to 46 at March 31, 2003. In addition, the Company has streamlined its operations by closing non-essential facilities and consolidating those functions in its Phoenix and Troy locations.

     Fiscal 2002 operating expenses were $8.1 million, a $24.6 million decrease from fiscal 2001 operating expenses of $32.7 million. The decrease is primarily due to the Company's strategic change in business and the absence of the $23 million impairment charge recorded fiscal 2001.

     Research and development expenses represent expenses incurred in connection with the provision of e-learning services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses for fiscal 2003 and fiscal 2002 were $3.2 million and $2.3 million respectively, an increase of $0.9 million. The increase is a result of the Company's acquisition of two e-Learning company's assets and staff. There were no research and development expenses during fiscal 2001.

     Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $1.7 million and $1.1 million for fiscal 2003 and fiscal 2002 respectively, an increase of $0.6 million. The increase is a result of the Company's acquisition of two e-Learning company's assets and staff. There were no sales and marketing expenses during fiscal 2001.

     General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel, office costs and other general corporate expenses. During fiscal 2003 and 2002, general and administrative expenses were

$3.3 million and $2.7 million respectively, an increase of $0.6 million. General and administrative expenses increased primarily due to the Company's change in strategy and the acquisitions of Quisic and LearnLinc and was composed of increases in bad debt expense of $0.9 million; general insurance of $0.2 million; rent of $0.2 million; investor relations of $0.1 million; and decreases in professional services of $0.2 million; compensation and related benefit expense of $0.4 million and office expenses of $0.1 million. The Company has undertaken efforts to reduce overhead, with those efforts including the elimination of facilities, equipment, and personnel.

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

     Fiscal 2003 and 2002 depreciation and amortization expense was $2.0 million for each year. In fiscal 2002, amortization expense includes $0.1 million of goodwill amortization. Beginning in fiscal 2003 the Company ceased amortizing goodwill in accordance with SFAS No. 142. Fiscal 2002 depreciation and amortization expenses were $2.0 million, a $0.4 million decrease from fiscal 2001 depreciation and amortization expenses of $2.4 million. The decrease is primarily due to the modification and terminations of the service agreements that returned ownership of dental practice equipment to the related dental practices. A portion of this decrease was offset by an increase in depreciation of the property and equipment from the addition of plant, property, and equipment from acquisitions associated with the Learning-Edge and ThoughtWare acquisitions.

INTEREST EXPENSE

     Interest expense of $1.4 million in fiscal 2003 increased $0.3 million from $1.1 million in fiscal 2002. The increase was primarily a result of interest accretion of the discount and beneficial conversion feature on the convertible redeemable subordinated notes that were issued at the end of fiscal 2002 totaling $0.2 million. Interest expense of $1.1 million in fiscal 2002 decreased $0.3 million from $1.4 million in fiscal 2001. The decrease was primarily a result of decreases in debt balances and related interest rates.

GAIN ON TERMINATION AND RESTRUCTURING OF SERVICE CONTRACTS WITH AFFILIATED PRACTICES

     The gains of $0.9 million in fiscal 2003 and $1.3 million in fiscal 2002 relate to a variety of transactions with Affiliated Practices, including the results of negotiated settlements, the results of litigation to enforce contracts and modified service agreements.

INCOME TAX EXPENSE

     The Company recorded no tax benefit during fiscal 2003 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its e-Learning business strategy. At March 31, 2003, the Company has a net deferred tax asset of $9.9 million with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of six to fourteen years.

     The Company recorded no tax expense during fiscal 2002 due to the utilization of its net operating loss carry-forward. At March 31, 2002, the Company has a net deferred tax asset of $5.8 million with a corresponding valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a working capital deficiency, incurred an operating loss and had negative cash flows from operations during fiscal 2003. As part of the Company's legacy business, services were provided to affiliated dental practices in accordance with modified service agreements. Those services generally were access to online enhancement, online payroll processing and online consulting and seminars. As anticipated and previously announced, nearly all of those legacy service agreements terminated during fiscal 2003 which will reduce revenues and cash flow from this source and accordingly will negatively affect the Company's liquidity and operating results. These matters, among others, including those discussed above and the limited operating history as an e-Learning company, raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plan with regard to these matters include continued development, marketing and licensing of its e-Learning products and services. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to provide adequate cash flows to sustain operations.

     In order to increase its liquidity, the Company has developed a plan consisting of the following strategies; (i) implement its e-Learning based strategic business plan and (ii) restructure or extend outstanding obligations to reduce cash outflows for debt service and (iii) seek if necessary funding from the placement of debt or equity securities providing additional capital. However, there can be no assurance that the Company's e-Learning strategies will be achieved or that creditors of the Company will accept delayed or reduced sums or that the Company will be able to acquire additional sums.

     The Company's service agreements with affiliated dental practices nearly all terminated during fiscal 2003 which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During fiscal 2003 and fiscal 2002, the Company received $1.9 million and $2.9 million respectively, in cash from terminating the service agreements with affiliated practices. These cash collections accelerate the date at which the Company will be required to sustain its operations solely on cash collections derived from e-Learning revenues. However, there can be no assurance that the Company's e-Learning strategies will be achieved. The Company currently does not have existing working capital and does not generate positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term.

     At March 31, 2003, the Company had a working capital deficit of $2.7 million. Current assets included $0.4 million in cash and $0.7 million in accounts receivable and $0.3 million in notes receivable. Current liabilities consisted of $0.8 million of deferred revenue, $1.2 million of current maturities of long-term debt and capital leases and $2.0 million in accounts payable and accrued liabilities.

     Cash used in operating activities was $2.0 million during fiscal 2003 and $2.2 million during fiscal 2002. Cash used in operating activities during fiscal 2003 was primarily attributable to a net loss of $3.8 million, gains recorded on practice terminations of $0.9 million and decreases in deferred revenue and accounts payable and accrued liabilities of $0.5 million and $0.2 million respectively. These items were partially offset by $2.0 million of depreciation and amortization expense, $0.3 million of bad debt expense, impairment of assets of $0.4 million and discount accretion on debt of $0.2 million. Cash used in operating activities during fiscal 2002 was primarily attributable to an extraordinary gain on debt forgiveness of $4.3 million, a decrease in deferred revenue of $2.2 million, an increase in accounts receivable of $1.3 million, gains recorded on practice terminations of $1.3 million, recovery of bad debts of $0.6 million and an increase in accounts payable and accrued liabilities of $0.6 million. These items were partially offset by net income of $5.8 million and depreciation and amortization expense of $2.1 million. Cash provided by operating activities was $1.4 million during fiscal 2001 primarily due to an asset impairment of $23 million, depreciation and amortization expense of $2.4 million and bad debt expense of $1.7 million. These items were partially offset by a net loss of $24.9 million and a decrease in accounts payable and accrued liabilities of $0.9 million.

     Cash provided by investing activities was $1.8 million, $3.5 million and $0.3 million in fiscal years 2003, 2002 and 2001 respectively. Cash provided by investing activities during fiscal 2003 was primarily due to proceeds received from practice terminations of $1.9 million offset by $0.1 million for the issuance of notes receivable. Cash provided by investing activities during fiscal 2002 was primarily due to proceeds received from practice terminations of $2.9 million and the repayment of notes receivable of $0.7 million. These items were offset by acquisitions, net of cash acquired of $0.1 million. Cash provided by investing activities in fiscal 2001 was the result of note receivable collections of $0.5 million partially offset by $0.1 million of capital expenditures.

     Cash used in financing activities was $0.8 million during fiscal 2003, $0.9 million during fiscal 2002 and $1.2 million during fiscal 2001. Cash used in financing activities during fiscal 2003 was due to the repayment of debt and capital leases of $0.8 million. Cash used in financing activities during fiscal 2002 was primarily attributable to the repayment of debt and capital leases of $5.8 million and financing costs incurred of $0.8 million. These uses of cash were partially offset by the proceeds of the Private Placement Offering (the "Offering") of $5.8 million. Cash used in financing activities during fiscal 2001 was due to the repayment of debt and capital leases of $1.2 million.

     In March 2002, the Company completed an Offering to raise capital of $5,775,000. Under the terms of the Offering, the Company issued convertible redeemable subordinated notes (the "Convertible Notes") and warrants to purchase 5,775,000 shares of the Company's common stock (the "Warrants"). The Convertible Notes bear interest at 12% per annum and require quarterly interest payments with the principal due at maturity on March 29, 2012. The Convertible Note holders may convert the Convertible Notes into shares of the Company's common stock at a price equal to $1.00 per share. The Company may force redemption of the Convertible Notes into shares of the Company's common stock at the conversion price, if at any time the closing price of the Company's common stock equals or exceeds $3.00 per share for twenty consecutive trading days. The Convertible Notes are subordinated to any present or future senior indebtedness that the Company may acquire or issue in the future.

     The exercise price for the Warrants is $3.00 per share. The Company may force redemption of the Warrants into shares of the Company's common stock at the exercise price, if at any time the closing price of the Company's common stock equals or exceeds $5.50 per share for twenty consecutive trading days. The Warrants expire on March 29, 2005. The fair value of the Warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000, which and is being amortized to interest expense over ten years, the term of the Convertible Notes. As the carrying value of the Convertible Notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the Convertible Notes and is being amortized to interest expense over the term of the Convertible Notes. Upon conversion, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion.

     The proceeds from the Offering were used to retire the Bank One credit facility and to provide working capital for the Company. The Company paid $4.4 million to Bank One to retire the $8.6 million credit facility resulting in a $4.2 million extraordinary gain. The credit facility was collateralized by liens on certain of the Company's assets, including its rights under the management services agreements, accounts receivable and notes receivable. All security interests and liens held by Bank One were released with payment of the facility.

     In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). During fiscal 2003, $35,000 of accrued interest on one of the notes was added to the principal balance. During fiscal 2002, $55,000 of these notes were returned by the holders to offset amounts owed to the Company. The Learning-Edge Notes, which total $1.07 million at March 31, 2003, bear interest at rates ranging from at 7.5% to 9.0%. At March 31, 2003, $47,000 of these notes are currently past due and the remaining $1.02 million is due in two equal installments on April 5, 2005 and on October 1, 2005, respectively. If the Company raises additional capital equal to or in excess of $3 million, 25% of the principal of the Learning-Edge Notes is to be repaid. For each $500,000 raised above $3 million, the repayment percentage increase by 15%. If more than $5 million is raised, 100% of the principal of the Learning-Edge Notes is to be repaid. The holders of the Learning-Edge Notes waived the accelerated payment schedule in relation to the Offering.

     In fiscal 2002 and 2001, the Company entered into capital lease agreements for the purchase of equipment of $373,000 and $22,000, respectively, and did not enter into any capital lease agreements for the purchase of equipment in fiscal 2003.

     At March 31, 2003, the Company had $0.85 million in outstanding Convertible Subordinated Notes Series A Securities ("Series A Securities") that were issued in connection with the acquisition of certain Affiliated Practices. The Series A Securities bear interest at 12% and can be converted to Common Stock of the Company at conversion prices ranging from $6.75 to $7.00 per share. The conversion period began on November 1, 1999 and ends on July 1, 2004. The principal amount of the Series A Securities, if not converted, is payable on July 1, 2004. During fiscal 2003 and 2002, $307,000 and $656,000 of previously issued Series A Securities respectively, were returned by the holders to offset amounts owed to the Company.

     At March 31, 2003, the Company had $0.43 million in outstanding notes payable to certain shareholders formerly owning preferred stock. The notes bear 6% interest and were originally payable on the earlier of March 30, 2003 or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO. During fiscal 2003, $57,750 of accrued interest on certain of these notes was added to the principal balance and the maturity date was extended to April 1, 2005. The new principal balance on the extended notes is $250,250 and the interest rate was increased to 10%. The remaining $179,375 is currently past due. During fiscal 2003 and 2002, $26,250 and $43,750 respectively, of these notes payable were returned by the holders to offset amounts owed to the Company.

     In connection with the acquisition of certain assets of LearnLinc Corporation, the Company issued a $250,000 note payable. The note bears interest at 6% with quarterly interest payments and is due on December 13, 2003.

CONTRACTUAL OBLIGATIONS

     The following schedule details all of the Company's indebtedness and the required payments related to such obligations at March 31, 2003 (in thousands):

                                               DUE IN                   DUE IN       DUE IN
                                              LESS THAN     DUE IN       YEAR      YEARS FOUR   DUE AFTER
                                    TOTAL      ONE YEAR    YEAR TWO     THREE       AND FIVE   FIVE YEARS
                                    -----     --------     --------     -----       --------   ----------
Long term debt .................   $ 8,629     $   731     $ 1,364     $   759     $    --     $ 5,775

Capital lease obligations ......       738         525         198          15          --          --

Operating lease obligations ....     2,527         636         556         551         501         283
Base salary commitments
   under employment
   agreements ..................       840         465         375          --          --          --
                                   -------     -------     -------     -------     -------     -------
Total contractual obligations...   $12,734     $ 2,357     $ 2,493     $ 1,325     $   501     $ 6,058
                                   =======     =======     =======     =======     =======     =======

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The more significant areas requiring use of estimates relate to revenue recognition, accounts receivable and notes receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets, and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

     The Company's service revenue is primarily comprised of custom content service contracts, Web hosting services, and software support and services. For contracts and revenues related exclusively to custom content services, the Company recognizes revenue and profit as work progresses on custom content service contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a custom content service contract can be made. Recognized revenues and profit are subject to revisions as the custom content service contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Provisions for any estimated losses on uncompleted custom content service contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2003 for custom content service.

     In connection with the Company's sales of software licenses in fiscal 2003, the Company adopted Statement of Position ("SOP") 97-2 as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software licenses if all of the following conditions are met:

     o    There is persuasive evidence of an arrangement with the customer;
     o    The product has been delivered to the customer;
     o    Collection of the fees is probable; and
     o The amount of the fees to be paid by the customer is fixed or determinable.

     For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer. We consider all arrangements with payment terms longer than normal not to be fixed or determinable. For arrangements involving extended payment terms, revenue recognition occurs when payments are due and collection is probable.

     The Company has engaged organizations that market and sell its products and services through their sales distribution channels and are generally either referral partners, VAR's or OEM distributors. The Company's distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the distribution partner purchases the product from the Company and resells the product to their customers. Under those agreements, the Company records only the amount paid by the distributor as revenue and recognizes revenue when all revenue recognition criteria have been met.

     The Company executes contracts that govern the terms and conditions of each software license, maintenance and support and other services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9.

     Support and hosting revenue is recognized ratably over the support term, typically 12 months, and revenues related to implementation, consulting, education and other services are generally recognized as the services are performed. Although the Company may provide implementation and consulting services on a time and materials basis, a significant portion of these services have been provided on a fixed-fee basis.

     The Company has embarked upon a new strategy focusing on e-Learning. Prior to the transition, the Company operated as a dental practice management company. Under the terms of the modified service agreements with the Affiliated Practices, the Company recognizes revenue ratably over the terms of the service agreement. The Company is no longer being reimbursed for expenses paid on the practices' behalf. As a result, the components of net revenues have changed with the new management services agreements resulting in a reduction in reported service agreement revenues and related dental operating expenses.

     SOFTWARE DEVELOPMENT COSTS

     The Company accounts for software development costs in accordance with Statements of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Costs of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. Software development costs incurred subsequent to the establishment of technological feasibility have not been significant to date, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the various classes of depreciable assets. During fiscal 2003, the Company changed the estimated useful life on certain classes of its property and equipment to more accurately reflect the change in the Company's business. The following classes of depreciable assets were changed as follows:

       Furniture & Fixtures        from 7 years to 5 years
       Equipment                   from 7 years to 5 years
       Computer Equipment          from 5 years to 3 years
       Leasehold Improvements      shorter of 5 years or lease term

     INTANGIBLE ASSETS

     On April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and as a result, the Company's goodwill is no longer amortized. SFAS No. 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of SFAS No. 142, the Company determined there was no impairment of goodwill. The Company has established the date of March 31 on which to value its goodwill.

     The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with its acquisitions. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. As of March 31, 2003, the Company has identified no such impairment.

     Debt issuance costs are amortized using the effective interest rate method over the ten-year term of the related debt obligations.

     Other intangibles primarily consist of the Quisic and LearnLinc purchase consideration that was allocated to purchased software and customer relationship intangibles. Such other intangible are amortized over their expected benefit period of twenty four to thirty six months.

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

     CONCENTRATION OF CREDIT RISK

     Accounts receivable and notes receivables represent services rendered by the Company for e-Learning customers and the Affiliated Practices. The Company does not perform periodic credit reports or receive collateral related to the receivables.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its Affiliated Practices and customers to make required payments. If the financial condition of the Company's practices and customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

     The Company has recorded a full valuation allowance to reduce the carrying value of its net deferred tax assets because it has concluded that it is not likely it will be recognized due to the lack of operating history and implementation of its e-Learning business plan and the modification of its management service agreements. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

     STOCK-BASED COMPENSATION

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under SFAS No. 123, the Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The Company provides pro forma disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

     GUARANTEES AND INDEMNIFICATIONS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45:

     The Company provides a 90-day warranty for certain of its products. Historically, the Company's performance under the warranty has been minimal, and as such, no warranty accrual has been provided for in the accompanying consolidated financial statements.

     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

     The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Company's consolidated financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "ACCOUNTING FOR LEASES." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for fiscal years ending after May 15, 2002. The implementation of SFAS No. 145 will effect the classification of extraordinary items presented in the Company's consolidated statements of operations. Such gains will no longer be considered extraordinary in nature and will be reclassified to operations.

     In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," which updates accounting and reporting standards for personnel and operational restructurings. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT TO SFAS NO. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company currently does not intend to adopt SFAS No. 123 and accordingly does not expect the implementation of SFAS No. 148 to have a material effect on the Company's consolidated financial position or results of operations.

     In January 2003, FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

     In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

ADDITIONAL RISK FACTORS THAT MAY AFFECT OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR COMMON STOCK

     You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could be adversely affected.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

     We have a limited operating history in the e-Learning business and particularly as a provider of web conferencing and web collaboration software. While the organizations that we have acquired have been engaged in the e-Learning business for over ten years, we only recently acquired those assets and you should not rely on our historical results as an indication of our future performance. Over the past 12 months we have made significant changes to our product mix and service mix, our growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the competitive and rapidly changing nature of the e-Learning and Web conferencing markets makes it difficult for us to predict future results. Our business strategy may be unsuccessful and we may be unable to address the risks we face.

THE COMPANY FACES RISKS ENCOUNTERED BY EARLY-STAGE COMPANIES IN INTERNET-RELATED BUSINESSES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS.

     The Company faces risks frequently encountered by early-stage companies in new and rapidly evolving markets. Specific risks the Company faces relate to the demand for e-Learning products and services, and broad and timely acceptance of the Company's e-Learning products and services. The Company may fail to adequately address these risks and, as a consequence, its business may suffer. To address these risks, the Company must:

     o successfully introduce and attract new customers to its e-Learning products;

     o successfully implement its sales and marketing strategy to generate sufficient revenues to sustain operations;

     o foster existing relationships its customers to provide for continued or recurring business; and

     o    successfully address and establish new products and technologies.

THE COMPANY'S QUARTERLY OPERATING RESULTS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY.

     The Company's operating results have varied significantly from quarter to quarter and are likely to continue to fluctuate as a result of a variety of factors, many of which the Company cannot control. Factors that may adversely affect the Company's quarterly operating results include:

     o    the size and timing of product orders;

     o    the mix of revenue from custom services and software products;

     o    the market acceptance of the Company's products and services;

     o the Company's ability to develop and market new products in a timely manner and the market acceptance of these new products;

     o the timing of revenues and expenses relating to the Company's product sales; and,

     o    the timing of revenue recognition.

     Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. To the extent the Company is unable to predict future revenue accurately, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

WE HAVE SIGNIFICANT OPERATING LOSSES AND HAVE LIMITED FINANCIAL RESOURCES

     We have incurred substantial operating losses and have limited financial resources at our disposal. We have substantial current and long-term obligations that we will not be able to satisfy without additional debt and/or equity capital and ultimately generating profits and cash flows from our e-Learning operations. As we transition from the management of dental practices, from which we received substantial cash flows during the past two years, to being a provider of e-Learning services, we will need to show growth and financial improvement in our e-Learning operating segment. We may not be successful in raising additional debt or equity capital and may not become profitable in our e-Learning business. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

     Our consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. The Company has a significant working capital deficiency, and has suffered substantial recurring losses and negative cash flows from operations. Also, the Company's management service agreements with the affiliated dental practices nearly all expired during fiscal 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flows from this source and accordingly will negatively affect the Company's liquidity and operating results. These matters, among others, and the limited operating history as an e-Learning company, caused our independent accountants to express their substantial doubt about as to our ability to continue as a going concern.

YOUR OWNERSHIP INTEREST IN THE COMPANY WILL BE DILUTED UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE

     On March 31, 2003, 17,018,184 shares of our common stock were outstanding, of which 1,244,713 were held in treasury, and 14,845,000 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in the Company.

The following shares were reserved for issuance as of March 31, 2003:

     o Issued and outstanding stock options to purchase shares totaling approximately 1,836,000;
     o Issued and outstanding warrants to purchase shares totaling approximately 6,663,000;
     o    A restricted stock grant to receive shares totaling approximately
          450,000;
     o Shares issuable upon the conversion of convertible redeemable subordinated notes totaling approximately 5,775,000; and
     o Shares issuable upon the conversion of convertible Series A subordinated notes totaling approximately 121,000.

     The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

THE LOSS OF THE SERVICES OF THE COMPANY'S SENIOR EXECUTIVES AND KEY PERSONNEL WOULD LIKELY CAUSE THE COMPANY'S BUSINESS TO SUFFER.

     The Company's success depends to a significant degree on the performance of the senior management team listed elsewhere in this Memorandum. The loss of any of these individuals could harm the Company's business. The Company does not maintain key person life insurance for any officers or key employees other than James Powers. The Company's success also depends on its ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing, and professional services personnel. To the extent the Company is unable to attract and retain a sufficient number of additional skilled personnel, the Company's business will suffer.

THE COMPANY'S INTELLECTUAL PROPERTY MAY BECOME SUBJECT TO LEGAL CHALLENGES, UNAUTHORIZED USE OR INFRINGEMENT, ANY OF WHICH COULD DIMINISH THE VALUE OF ITS PRODUCTS AND SERVICES.

     The Company's success depends in large part on its proprietary technology. If the Company fails to successfully enforce its intellectual property rights, the value of these rights, and consequently the value of its products and services to its customers, could diminish substantially. It may be possible for third parties to copy or otherwise obtain and use its intellectual property or trade secrets without the Company's authorization, and it may also be possible for third parties to independently develop substantially equivalent intellectual property. Currently, the Company does not have patent protection in place related to its products and services. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. From time to time the Company has received, and may in the future receive, notice of claims of infringement of other parties' proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. These types of claims could also delay product shipment or require the Company to develop non-infringing technology or enter into royalty or licensing agreements, which agreements, if required, may not be available on reasonable terms, or at all.

A DETERIORATION OF GENERAL ECONOMIC CONDITIONS MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company's revenues are subject to fluctuation as a result of general economic conditions. The Company's customers may reduce their expenditures for education and training during economic downturns. Therefore, a continued economic downturn could adversely affect the Company's business.

WE OFFER OUR WEB COLLABORATION PRODUCTS ON AN ASP BASIS SO IF WE DO NOT INCREASE THE CAPACITY OF OUR INFRASTRUCTURE IN EXCESS OF CUSTOMER DEMAND, CUSTOMERS MAY EXPERIENCE SERVICE PROBLEMS.

     We expect the demand on our ASP business to increase significantly. Accordingly, we must increase our capacity to keep pace with that growth in demand. To accommodate increased customer usage requires a significant increase in the capacity of our infrastructure and may cause us to invest significant resources or capital. If we fail to increase our capacity in a timely and efficient manner, customers may experience service problems that could cause us to lose customers and decrease our revenue.

COMPETITION IN THE WEB CONFERENCING SERVICES MARKET IS INTENSE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY, PARTICULARLY AS A RESULT OF RECENT ANNOUNCEMENTS FROM LARGE SOFTWARE COMPANIES.

     The market for web conferencing services is relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Many of our competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. We expect that we will face new competition as others enter our market to develop web conferencing services. These current and future competitors may also offer or develop products or services that perform better than ours. In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways.

FUTURE REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF INTERNET-BASED BUSINESS AND SERVICES.

     As commercial use of the Internet increases, federal, state and foreign agencies could enact laws or adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, such laws or regulations could limit the market for our products and services. Although they might not apply to our business directly, we expect that laws or rules regulating personal and consumer information could indirectly affect our business. It is possible that such legislation or regulation could expose companies involved in providing Internet-based services to liability, which could limit the growth of Web use generally and thereby reduce demand for our products and services. Such legislation or regulation could dampen the growth in Web usage and decrease its acceptance as a medium of communications and commerce.

WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES.

     A high percentage of our revenue is attributable to one-time purchases by our customers rather than long term recurring contracts. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger better capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins.

OUR OPERATING RESULTS MAY SUFFER IF WE FAIL TO DEVELOP AND FOSTER OR VALUE ADDED RESELLER OR DISTRIBUTION RELATIONSHIPS.

     We have an existing channel and distribution network that provides growing revenues and contributes to our high margin software sales. These distribution partners are not obligated to distribute our services at any particular minimum level. As a result, we cannot accurately predict the amount of revenue we will derive from our distribution partners in the future. Our inability of our distribution partners to sell our products to their customers and increase their distribution of our products could result in significant reductions in our revenue, and therefore, harm our ability to sustain profitability on a consistent basis.

THE GROWTH OF OUR BUSINESS SUBSTANTIALLY DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW SERVICES AND FEATURES IN A TIMELY MANNER.

     We acquired our Web collaboration, Web conferencing and virtual classroom software in November of 2002. With our focus upon that product suite our growth depends on our ability to continue to develop new features, products and services around that suite and line of products. We may not successfully identify, develop and market new products and features in a timely and cost-effective manner. If we fail to develop and maintain market acceptance of our existing and new products to offset our continuing development costs, then our net losses will increase and we may not be able to sustain profitability on a consistent basis.

IF WE FAIL TO OFFER COMPETITIVE PRICING, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS.

     Because the Web conferencing market is relatively new and still evolving, the prices for these services are subject to rapid and frequent changes. In many cases, businesses provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. Due to competitive factors and the rapidly changing marketplace, we may be required to significantly reduce our pricing structure, which would negatively affect our revenue, margins and our ability to sustain profitability on a consistent basis. We have an existing channel and distribution network that provides growing revenues and contributes to our high margin software sales. These distribution partners are not obligated to distribute our services at any particular minimum level. As a result, we cannot accurately predict the amount of revenue we will derive from our distribution partners in the future. Our inability of our distribution partners to sell our products to their customers and increase their distribution of our products could result in significant reductions in our revenue, and therefore, harm our ability to sustain profitability on a consistent basis.

OUR INTERNATIONAL DISTRIBUTOR NETWORK MAY CAUSE COSTS THAT ARE NOT ANTICIPATED.

     We continue to expand internationally through our value added reseller network and OEM partners. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as: our inability to establishing and maintain effective distribution channels and partners; the varying technology standards from country to country; our inability to effectively protect our intellectual property rights or the code to our software; our inexperience with inconsistent regulations and unexpected changes in regulatory requirements in foreign jurisdictions; language and cultural differences; fluctuations in currency exchange rates; our inability to effectively collecting accounts receivable; or our inability to manage sales and other taxes imposed by foreign jurisdictions.

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

     As of March 31, 2003, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $3.7 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtness bear fixed interest rates of 6% to 9%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
  FINANCIAL STATEMENTS:
Report of Independent Certified Public Accountants ........................   33
Report of Independent Accountants .........................................   34
Consolidated Balance Sheets at March 31, 2003 and 2002 ....................   35
Consolidated Statements of Operations for the years ended March 31,
  2003, 2002 and 2001 .....................................................   36
Consolidated Statements of Shareholders' Equity (Deficit) for the
  years ended March 31, 2003, 2002 and 2001 ...............................   37
Consolidated Statements of Cash Flows for the years ended March 31,
  2003, 2002 and 2001 .....................................................   38
Notes to Consolidated Financial Statements ................................   39

  FINANCIAL STATEMENTS SCHEDULE:
Report of Independent Certified Public Accountants ........................   67
Report of Independent Accountants .........................................   68
Schedule II - Valuation and Qualifying Accounts for the years ended
  March 31, 2003, 2002 and 2001 ...........................................   69

All other schedules are omitted because they are not applicable.

               Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
EDT Learning, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of EDT Learning, Inc. and its subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EDT Learning, Inc. and its subsidiaries as of March 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficiency and has suffered a substantial recurring loss from operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. Continuation of the Company is dependent on the Company's ability to raise additional equity or debt capital, to increase its learning revenues, to generate positive cash flows from operations and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 3 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets," effective April 1, 2002.

                                          /s/ BDO Seidman, LLP

Costa Mesa, California
June 6, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of
EDT Learning, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of EDT Learning, Inc. and its Subsidiaries at March 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/PricewaterhouseCoopers LLP
Phoenix, Arizona

July 11, 2002

                       EDT LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 MARCH 31,     MARCH 31,
                                                                                    2003          2002
                                                                                  --------      --------
ASSETS
Current Assets:
   Cash and cash equivalents ................................................     $    409      $  1,498
   Accounts receivable, net of allowance for doubtful accounts of $425 and
     $754, respectively .....................................................          675           824
   Notes receivable, net of allowance for doubtful accounts of $553 and
      $402, respectively ....................................................          270           536
   Prepaid expenses and other current assets ................................           33           427
                                                                                  --------      --------
     Total current assets ...................................................        1,387         3,285

   Property and equipment, net ..............................................          485         2,137
   Goodwill .................................................................        8,823         7,479
   Intangible assets, net ...................................................        1,346         1,984
   Notes receivable, net of allowance for doubtful accounts of $607 and
      $690, respectively ....................................................          326           493
   Other assets .............................................................           56           209
                                                                                  --------      --------
    Total assets ............................................................     $ 12,423      $ 15,587
                                                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ........................................     $    728      $  1,337
   Accounts payable and accrued liabilities .................................        2,040         2,203
   Current portion of capital lease liabilities .............................          462           430
   Current portion of deferred revenue ......................................          817           853
                                                                                  --------      --------
     Total current liabilities ..............................................        4,047         4,823

Long term debt, less current maturities, net of discount of $2,038
   and $2,264, respectively .................................................        5,863         5,367
Capital lease liabilities, less current maturities ..........................          193           536
Deferred revenue, less current portion ......................................           --           195
                                                                                  --------      --------
     Total liabilities ......................................................       10,103        10,921
                                                                                  --------      --------

Commitments and contingencies

Shareholders' Equity:
   Common stock, $.001 par value 40,000,000 shares authorized, 17,018,184 and
     15,281,485 issued, respectively ........................................           17            15
   Additional paid-in capital ...............................................       32,854        31,336
   Accumulated deficit ......................................................      (29,300)      (25,544)
   Less: 1,244,713 and 1,179,630 treasury shares at cost, respectively ......       (1,251)       (1,141)
                                                                                  --------      --------
     Total shareholders' equity .............................................        2,320         4,666
                                                                                  --------      --------

     Total liabilities and shareholders' equity .............................     $ 12,423      $ 15,587
                                                                                  ========      ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
    STATEMENTS. PLEASE REFER TO THE REPORTS OF INDEPENDENT CERTIFIED PUBLIC
                                  ACCOUNTANTS.

                       EDT LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                        MARCH 31,     MARCH 31,     MARCH 31,
                                                                          2003          2002          2001
                                                                        --------      --------      --------
Revenues:
   Licenses .......................................................     $    447      $     92      $     --
   Service and maintenance ........................................        3,629         2,590            --
                                                                        --------      --------      --------
       Total e-Learning revenue ...................................        4,076         2,682            --

   Dental contract revenue ........................................        3,129         6,582         8,320
                                                                        --------      --------      --------
     Total revenues ...............................................        7,205         9,264         8,320
                                                                        --------      --------      --------
Operating expenses:
   Research and development .......................................        3,236         2,323            --
   Sales and marketing ............................................        1,660         1,123            --
   General and administrative .....................................        3,345         2,692         7,340
   Depreciation and amortization ..................................        2,051         1,990         2,368
   Impairment of assets ...........................................          390            --        23,000
                                                                        --------      --------      --------
     Total operating expenses .....................................       10,682         8,128        32,708
                                                                        --------      --------      --------
Earnings (loss) from operations ...................................       (3,477)        1,136       (24,388)
                                                                        --------      --------      --------

Interest expense ..................................................       (1,401)       (1,139)       (1,358)
Interest income ...................................................          126           238           352
Gain on termination of service agreements
     with Affiliated Practices ....................................          914         1,297            --
Other income ......................................................           82             8           407
                                                                        --------      --------      --------
                                                                            (279)          404          (599)
                                                                        --------      --------      --------

Income (loss) before income taxes and extraordinary item ..........       (3,756)        1,540       (24,987)
Income tax expense ................................................           --            --            --
                                                                        --------      --------      --------
Income (loss) before extraordinary item ...........................       (3,756)        1,540       (24,987)
Extraordinary item - gain on debt forgiveness (net of tax
 effect of $0) ....................................................           --         4,265            70
                                                                        --------      --------      --------

Net income (loss) .................................................     $ (3,756)     $  5,805      $(24,917)
                                                                        ========      ========      ========
 Earnings (loss) per common share - basic:
   Earnings (loss) before extraordinary item ......................     $  (0.24)     $   0.13      $  (2.38)
   Extraordinary item .............................................           --          0.36          0.01
                                                                        --------      --------      --------
   Net earnings (loss) ............................................     $  (0.24)     $   0.49      $  (2.37)
                                                                        ========      ========      ========
 Earnings (loss) per common share - diluted:
   Earnings (loss) before extraordinary item ......................     $  (0.24)     $   0.12      $  (2.38)
   Extraordinary item .............................................           --          0.34          0.01
                                                                        --------      --------      --------
   Net earnings (loss) ............................................     $  (0.24)     $   0.47      $  (2.37)
                                                                        ========      ========      ========
 Number of shares used in calculation of earnings (loss) per share:
   Basic ..........................................................       15,710        11,930        10,496
   Diluted ........................................................       15,710        12,466        10,496

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
    STATEMENTS. PLEASE REFER TO THE REPORTS OF INDEPENDENT CERTIFIED PUBLIC
                                  ACCOUNTANTS.

                       EDT LEARNING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                                  TOTAL
                                                                     ADDITIONAL                               SHAREHOLDERS'
                                                   COMMON             PAID IN      ACCUMULATED    TREASURY       EQUITY
                                             SHARES       AMOUNT      CAPITAL        DEFICIT        STOCK       (DEFICIT)
                                             ------       ------      -------        -------        -----       ---------
Balances, April 1, 2000 ..............       10,821      $     11     $ 25,604      $ (6,432)     $   (176)     $ 19,007

Issuance of common stock .............          998             1          307            --            --           308
Shares repurchased ...................          (97)           --         (102)           --          (950)       (1,052)
Net loss .............................           --            --           --       (24,917)           --       (24,917)
Balances, March 31, 2001 .............       11,722            12       25,809       (31,349)       (1,126)       (6,654)

Issuance of common stock .............        3,559             3        3,219            --            --         3,222
Issuance of warrants .................           --            --           44            --            --            44
Issuance of warrants in connection
  with convertible redeemable
  subordinated notes .................           --            --        1,132            --            --         1,132
Beneficial conversation feature
  associated with convertible
  redeemable subordinated notes ......           --            --        1,132            --            --         1,132
Shares repurchased ...................           --            --           --            --           (15)          (15)
Net income ...........................           --            --           --         5,805            --         5,805
Balances, March 31, 2002 .............       15,281            15       31,336       (25,544)       (1,141)        4,666


Option exercises .....................           24            --           20            --            --            20
Issuance of common stock in connection
  with Quisic acquisition ............        2,000             2        1,838            --            --         1,840
Escrow shares returned in connection
  with the ThoughtWare acquisition ...         (365)           --         (507)           --            --          (507)
Vesting of restricted stock grant ....           --            --           51            --            --            51
Restoration of shares previously
   reflected as cancelled ............           65            --          110            --          (110)           --
Other ................................           13            --            6            --            --             6
Net loss .............................           --            --           --        (3,756)           --        (3,756)
                                           --------      --------     --------      --------      --------      --------
Balances, March 31, 2003 .............       17,018      $     17     $ 32,854      $(29,300)     $ (1,251)     $  2,320
                                           ========      ========     ========      ========      ========      ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
    STATEMENTS. PLEASE REFER TO THE REPORTS OF INDEPENDENT CERTIFIED PUBLIC
                                  ACCOUNTANTS.

                       EDT LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FOR THE       FOR THE       FOR THE
                                                                YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                 MARCH 31,     MARCH 31,     MARCH 31,
                                                                   2003          2002          2001
                                                                 --------      --------      --------
Cash flows from operating activities
Net income (loss) ..........................................     $ (3,756)     $  5,805      $(24,917)
Adjustments to reconcile net income (loss) to cash provided
by (used in) operating activities:
   Provision for (recovery of) bad debts ...................          291          (603)        1,705
   Impairment of assets ....................................          390            --        23,000
   Depreciation and amortization ...........................        2,051         2,089         2,368
   Stock compensation expense ..............................           51            44            --
   Extraordinary gain on debt forgiveness ..................           --        (4,265)          (70)
   Gain on practice terminations ...........................         (914)       (1,295)           --
    Accretion of debt discount to interest expense .........          226            --            --
Changes in operating assets and liabilities, net of business acquisitions:
     Accounts receivable ...................................           (4)       (1,275)          110
     Prepaid expenses and other current assets .............          400           222           111
     Other assets ..........................................          (67)          (88)           75
     Accounts payable and accrued liabilities ..............         (205)         (576)         (925)
     Deferred revenue ......................................         (498)       (2,229)          (85)
                                                                 --------      --------      --------
       Net cash provided by (used in) operating activities .       (2,035)       (2,171)        1,372
                                                                 --------      --------      --------
Cash flows from investing activities
   Proceeds from practice terminations .....................        1,893         2,900            --
   Collection of notes receivable ..........................           --           743           533
   Capital expenditures ....................................          (64)          (40)         (138)
   Proceeds from sale of equipment .........................            7            --            --
   Acquisitions, net of cash acquired ......................           35          (118)           --
   Issuance of notes receivable ............................          (97)           --           (24)
                                                                 --------      --------      --------
       Net cash provided by investing activities ...........        1,774         3,485           371
                                                                 --------      --------      --------

Cash flows from financing activities
   Proceeds from issuance of subordinated notes and warrants           --         5,775            --
   Proceeds from exercise of stock options .................           20            --            --
   Repayment of long-term debt .............................         (537)       (5,415)         (941)
   Repayment of capital lease liabilities ..................         (311)         (395)         (304)
   Financing costs incurred ................................           --          (832)           --
                                                                 --------      --------      --------
   Net cash used in financing activities ...................         (828)         (867)       (1,245)
                                                                 --------      --------      --------

       Net change in cash and cash equivalents .............       (1,089)          447           498
Cash and cash equivalents, beginning of period .............        1,498         1,051           553
                                                                 --------      --------      --------

Cash and cash equivalents, end of period ...................     $    409      $  1,498      $  1,051
                                                                 ========      ========      ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS. PLEASE REFER TO THE REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     Headquartered in Phoenix, Arizona, EDT Learning, Inc. ("EDT Learning" or the "Company") is a leading provider of e-Learning and Web collaboration software and services. The Company's software has become well recognized for providing industry-leading software with the most robust set of features and functionality. With over 15 years of combined e-Learning expertise, EDT Learning provides proven solutions to corporate, government, and education clients alike. As a comprehensive provider of e-Learning software and services, EDT Learning's products and services are offered either as an integrated suite or sold separately.

     The Company began in March of 1998 as a dental practice management company under the name Pentegra Dental Group, Inc. Its formation included the simultaneous rollup of dental practices ("Affiliated Practices") and an initial public offering raising $25 million in initial capital. The Company's initial goals were to provide training and practice enhancement services to its affiliated dental practices spread over 31 states. The Company subsequently shifted its focus away from the dental practice management industry and toward the e-Learning sector in the summer of 2001, and changed its name to EDT Learning, Inc. The Company has elected not to enter into new dental practice management contacts, and intends to not renew existing dental practice management contracts as they expire.

2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company changed its business model from a dental practice management company to an e-Learning company in the summer of 2001. The Company is currently implementing its e-Learning strategy and has a limited operating history in the e-Learning business. The Company acquired the assets of two e-Learning entities during fiscal 2003 and acquired two e-Learning entities during fiscal 2002 (see Note 11).

     The Company has a working capital deficiency, incurred an operating loss and had negative cash flows from operations during fiscal 2003. As part of the Company's legacy business, services were provided to affiliated dental practices in accordance with modified service agreements. Those services generally were access to online enhancement, online payroll processing and online consulting and seminars. As anticipated and previously announced, nearly all of those legacy service agreements terminated during fiscal 2003 which will reduce revenues and cash flow from this source and accordingly will negatively affect the Company's liquidity and operating results. These matters, among others, including those discussed above and the limited operating history as an e-Learning company, raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plan with regard to these matters include continued development, marketing and licensing of its e-Learning products and services through both internal growth and acquisition. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to provide adequate cash flows to sustain operations. Continuation of the Company is dependent on the Company's ability to raise additional equity or debt capital, to increase its e-Learning revenues, to generate positive cash flows from operations and to achieve profitability. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The more significant areas requiring use of estimates relate to revenue recognition, accounts receivable and notes receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets, and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

     SEGMENT INFORMATION

     The Company operated in two industry segments during fiscal years 2003 and 2002. The Company serves the e-Learning industry with a combination of customizable products and services. The Company also served the dental industry through its remaining service agreements with Affiliated Practices. The Company presents its consolidated financial statements to reflect how the "key operating decision maker" views the business and has made the appropriate enterprise wide disclosures in accordance with Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     REVENUE RECOGNITION

     The Company's service revenue is primarily comprised of custom content service contracts, Web hosting services, and software support and services. The Company recognizes revenue and profit as work progresses on e-Learning custom content services contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to custom content services contracts in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Provisions for any estimated losses on uncompleted custom content services contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2003.

     In connection with the Company's initial sales of software licenses in fiscal 2003, the Company adopted Statement of Position ("SOP") No. 97-2 as issued by the American Institute of Certified Public Accountants. In accordance with SOP No. 97-2, the Company recognizes revenue from the sale of software licenses if all of the following conditions are met:

     o    There is persuasive evidence of an arrangement with the customer;
     o    The product has been delivered to the customer;
     o    Collection of the fees is probable; and
     o The amount of the fees to be paid by the customer is fixed or determinable.

     For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer. We consider all arrangements with payment terms longer than normal not to be fixed or determinable. For arrangements involving extended payment terms, revenue recognition occurs when payments are due and collection is probable.

     The Company has engaged organizations that market and sell its products and services through their sales distribution channels and are generally either referral partners, VAR's or OEM distributors. The Company's distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the distribution partner purchases the product from the Company and resells the product to their customers. Under those agreements, the Company records only the amount paid by the distributor as revenue and recognizes revenue when all revenue recognition criteria have been met.

     The Company executes contracts that govern the terms and conditions of each software license, maintenance and support and other services arrangements. These contracts may be elements in a multiple-element arrangement. Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9.

     Support and hosting revenue is recognized ratably over the support term, typically 12 months, and revenues related to implementation, consulting, education and other services are generally recognized as the services are performed. Although the Company may provide implementation and consulting services on a time and materials basis, a portion of these services have been provided on a fixed-fee basis.

     The Company has embarked upon a new strategy focusing on e-Learning. Prior to the transition, the Company operated as a dental practice management company. Under the terms of the modified service agreements with the Affiliated Practices, the Company recognizes revenue ratably over the terms of the service agreement. The Company is no longer being reimbursed for expenses paid on the practices' behalf. As a result, the components of net revenues have changed with the new management services agreements resulting in a reduction in reported service agreement revenues and related dental operating expenses.

     SOFTWARE DEVELOPMENT COSTS

     The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Costs of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. Software development costs incurred subsequent to the establishment of technological feasibility have not been significant to date, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt investments with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

     The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the various classes of depreciable assets. During fiscal 2003, the Company changed the estimated useful life on certain classes of its property and equipment to more accurately reflect the change in the Company's business. The following classes of depreciable assets were changed as follows:

       Furniture & Fixtures        from 7 years to 5 years
       Equipment                   from 7 years to 5 years
       Computer Equipment          from 5 years to 3 years
       Leasehold improvements      shorter of 5 years or lease term

     Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in operations.

     INTANGIBLE ASSETS

     On April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and as a result, the Company's goodwill is no longer amortized. SFAS No. 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. Upon initial application of SFAS No. 142, the Company determined there was no impairment of goodwill. The Company has established the date of March 31 on which to conduct its annual impairment test.

     Had the Company adopted SFAS No. 142 on April 1, 2001, net income would have increased by $91,000 for the year ended March 31, 2002 due to the non-amortization of goodwill. The adoption of this statement would have increased the basic and diluted earnings per share before extraordinary item to $0.14 and $0.13 from $0.13 and $0.12 for the year ended March 31, 2002.

     The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with the acquisitions (see Note 11). Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. As of March 31, 2003, the Company, based in part on a third party limited scope valuation, has identified no such impairment.

     Debt issuance costs are amortized using the effective interest rate method over the ten-year term of the related debt obligations. At March 31, 2003 and 2002, debt issuance costs, net of accumulated amortization, were $772,000 and $883,000, respectively. Amortization of debt issuance costs have been reflected in interest expense in the accompanying consolidated statements of operations and total $138,000, $99,000, and $0 for the years ended March 31, 2003, 2002, and 2001, respectively.

     Other intangibles primarily consist of the Quisic and LearnLinc purchase consideration (see Note 11), which was allocated to purchased software and customer relationship intangibles (see Note 7). Such other intangibles are amortized over their expected benefit period of twenty-four to thirty-six months.

     LONG-LIVED ASSETS

     The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company recorded an impairment charge totaling $390,000, $0, and $23 million for the years ended March 31, 2003, 2002, and 2001, respectively.

     CONCENTRATION OF CREDIT RISK

     Accounts receivable and notes receivable represent services rendered by the Company for e-Learning customers and the Affiliated Practices. The Company does not perform periodic credit reports or receive collateral related to the receivables.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its Affiliated Practices and customers to make required payments. If the financial condition of the Company's practices and customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     As of March 31, 2003 and 2002, the Company had an allowance for doubtful accounts of $1.6 million and $1.8 million for its accounts receivable and notes receivable, respectively.

     INCOME TAXES

     The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

     The Company has recorded a full valuation allowance to reduce the carrying value of its net deferred tax assets because it has concluded that it is not likely it will be recognized due to the lack of operating history and implementation of its e-Learning business plan and the modification of its management service agreements. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

     STOCK-BASED COMPENSATION

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under SFAS No. 123, the Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. The Company provides pro forma disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

     The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2003, 2002 and 2001:

                                               2003         2002         2001
                                               ----         ----         ----
     Risk free interest rate                3.07-4.32%     3.87%      4.93-6.29%
     Dividend yield                             0%           0%           0%
     Volatility factors of the expected
        market price of the Company's
        common stock                            41%         75%          65%
     Weighted-average expected life of
        options                             5-9 years    5-9 years    5-9 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                        2003          2002          2001
                                      --------      -------      ---------
Net Income (loss), as reported ..     $ (3,756)     $ 5,805      $ (24,917)
Plus: Stock-based employee
    compensation expense
    included in reported net
    income (loss) ...............           --           --             --
Less: Total stock-based
    employee compensation
    expense determined using fair
    value based method ..........         (270)        (286)          (302)
                                      --------      -------      ---------
Pro forma net income (loss) .....     $ (4,026)     $ 5,519      $ (25,219)
                                      ========      =======      =========

Earnings (loss) per share:
Basic - pro forma ...............     $  (0.26)     $  0.46      $   (2.40)
                                      ========      =======      =========
Basic - as reported .............     $  (0.24)     $  0.49      $   (2.37)
                                      ========      =======      =========
Diluted - pro forma .............     $  (0.26)     $  0.44      $   (2.40)
                                      ========      =======      =========
Diluted - as reported ...........     $  (0.24)     $  0.47      $   (2.37)
                                      ========      =======      =========

     EARNINGS PER SHARE

     Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Outstanding options and warrants to purchase 8,498,617, 1,945,602, and 2,533,516 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the years ended March 31, 2003, 2002 and 2001, respectively, because their effect would have been antidilutive. Furthermore, a restricted stock grant of 450,000 shares (see Note 17) and 500,000 shares contingently issuable in the Quisic acquisition (see Note 11) has been excluded from the 2003 earnings per share calculation.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings and notes receivables from Affiliated Practices as of March 31, 2003 and 2002, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

     GUARANTEES AND INDEMNIFICATIONS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45:

     The Company provides a 90-day warranty for certain of its products. Historically, the Company's performance under the warranty has been minimal, and as such, no warranty accrual has been provided for in the accompanying consolidated financial statements.

     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

     The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company's consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Company's consolidated financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, "ACCOUNTING FOR LEASES." The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for fiscal years ending after May 15, 2002. The implementation of SFAS No. 145 will effect the classification of extraordinary items presented in the Company's consolidated statements of operations. Such gains will no longer be considered extraordinary in nature and will be reclassified to operations.

     In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," which updates accounting and reporting standards for personnel and operational restructurings. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT TO SFAS NO. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company currently does not intend to adopt SFAS No. 123 and accordingly does not expect the implementation of SFAS No. 148 to have a material effect on the Company's consolidated financial position or results of operations.

     In January 2003, FIN No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" was issued. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN No. 46 will require identification of the Company's participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The adoption of FIN No. 46 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

     In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

     RECLASSIFICATIONS

       Certain prior year balances in the consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

4. SEGMENT INFORMATION

     During the year ended March 31, 2003, the Company had two reportable segments, e-Learning and dental practice management. The e-Learning segment included revenues and operating expenses related to the development and sale of the Company's e-Learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses. There are no inter-segment revenues.

                                                          YEARS ENDED
                                                           MARCH 31,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
Revenues: ..................................            (IN THOUSANDS)
   Licenses ................................   $    447    $     92    $     --
   Service and maintenance .................      3,629       2,590          --
                                               --------    --------    --------
      Total e-Learning revenues ............      4,076       2,682          --
   Dental practice management ..............      3,129       6,582       8,320
                                               --------    --------    --------
       Total revenues ......................   $  7,205    $  9,264    $  8,320
                                               ========    ========    ========

 Operating expenses:
   e-Learning ..............................   $  6,748    $  3,446    $     --
   Dental practice management (1) ..........      3,934       4,682      32,708
                                               --------    --------    --------
       Total operating expenses ............   $ 10,682    $  8,128    $ 32,708
                                               ========    ========    ========

Earnings (loss) from operations:
   e-Learning ..............................   $ (2,672)   $   (764)   $     --
   Dental practice management ..............       (805)      1,900     (24,388)
                                               --------    --------    --------
       Total earnings (loss) from operations   $ (3,477)   $  1,136    $(24,388)
                                               ========    ========    ========

Capital expenditures:
   e-Learning ..............................   $     64    $     40    $     --
   Dental practice management ..............         --          --         138
                                               --------    --------    --------
       Total capital expenditures ..........   $     64    $     40    $    138
                                               ========    ========    ========

                                                                 MARCH 31
                                                         -----------------------
                                                           2003            2002
                                                         -------         -------
Total assets:
   e-Learning ..................................         $11,081         $ 8,237
   Dental practice management ..................           1,342           7,350
                                                         -------         -------
     Total assets ..............................         $12,423         $15,587
                                                         -------         -------

(1) Includes the $390,000 and $23 million asset impairment charge upon termination and restructuring of certain service agreements in fiscal 2003 and 2001, respectively.

5. NOTES RECEIVABLE

   Notes receivable consisted of the following:

                                                            MARCH 31,
                                                      --------------------
                                                        2003         2002
                                                      -------      -------
                                                         (IN THOUSANDS)
     Notes receivable ...........................     $ 1,756      $ 2,121
     Less: allowance for doubtful accounts ......      (1,160)      (1,092)
                                                      -------      -------
                                                          596        1,029
     Less: notes receivable, current ............        (270)        (536)
                                                      -------      -------
                                                      $   326      $   493
                                                      =======      =======

     Notes receivables are substantially with Affiliated Practices and are uncollateralized, ranging in length from one to nine years. The notes bear interest at March 31, 2003 at fixed rates ranging from 6% to 10% with interest and principal payments due monthly.

     The collection schedule of notes receivable for each of the next five years subsequent to March 31, 2003 were as follows (in thousands):

     2004 ..................................................   $  772
     2005 ..................................................      498
     2006 ..................................................      191
     2007 ..................................................       85
     2008 ..................................................       43
     Thereafter ............................................      167
                                                               ------
                                                               $1,756
                                                               ======

6. PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

                                                           MARCH 31,
                                                     ---------------------
                                                       2003          2002
                                                     -------       -------
                                                        (IN THOUSANDS)
     Furniture & fixtures .....................      $   253       $ 1,029
     Equipment ................................          373         1,612
     Computer equipment .......................          644         1,604
     Leasehold improvements ...................           24           106
                                                     -------       -------
        Total property and equipment ..........        1,294         4,351
     Less: accumulated depreciation ...........         (809)       (2,214)
                                                     -------       -------
        Property and equipment, net ...........      $   485       $ 2,137
                                                     =======       =======

     Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $1.2 million, $869,000 and $1.1 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS, NET

     Goodwill consisted of the following:

                                                        MARCH 31,
                                                   -------------------
                                                    2003         2002
                                                   ------       ------
                                                     (IN THOUSANDS)
     Goodwill ...............................      $8,823       $7,479
                                                   ======       ======

     The changes in the carrying amount of the goodwill for the years ended March 31, 2002 and 2003:

                                                                    LEARNING
                                                                     SEGMENT
                                                                   ----------

     Balance, March 31, 2001 .................................     $   235
        Learning-Edge acquisition ............................       4,133
        ThoughtWare acquisition ..............................       3,208
        Amortization .........................................         (97)
                                                                   -------
     Balance, March 31, 2002 .................................       7,479

        Quisic acquisition ...................................       1,695
        Mentergy acquisition .................................         348
        Mentergy acquisition adjustment ......................         (20)
        Learning-Edge acquisition adjustment .................          (7)
        ThoughtWare acquisition adjustment ...................         (27)
        ThoughtWare escrow shares acquisition adjustment .....        (507)
        Dexpo transfer to intangibles ........................        (138)
                                                                   -------
     Balance, March 31, 2003 .................................     $ 8,823
                                                                   =======

     Intangible assets consisted of the following (in thousands):

                                                      MARCH 31, 2003
                                          --------------------------------------
                                          GROSS CARRYING  ACCUMULATED
                                              AMOUNT     AMORTIZATION     NET
                                              ------     ------------     ---
     AMORTIZED INTANGIBLE ASSETS:
        Deferred offering costs ..........   $ 1,020       $  (249)      $   771
        Purchased software ...............       675          (118)          557
        Customer relationship ............        32           (14)           18
                                             -------       -------       -------
                                             $ 1,727       $  (381)      $ 1,346
                                             =======       =======       =======

                                                      MARCH 31, 2002
                                          --------------------------------------
                                          GROSS CARRYING  ACCUMULATED
                                              AMOUNT     AMORTIZATION     NET
                                              ------     ------------     ---
     AMORTIZED INTANGIBLE ASSETS:
        Management services agreements ...   $ 3,002       $(1,965)      $ 1,037
        Deferred offering costs ..........       994          (111)          883
        Other ............................       108           (44)           64
                                             -------       -------       -------
                                             $ 4,104       $(2,120)      $ 1,984
                                             =======       =======       =======

AGGREGATE AMORTIZATION EXPENSE FOR INTANGIBLES (ALL YEARS PRESENTED) AND GOODWILL (FISCAL 2002 AND 2001):

                              For the year ended March 31, 2003 $0.9 million For the year ended March 31, 2002 $1.1 million For the year ended March 31, 2001 $1.3 million

ESTIMATED AMORTIZATION EXPENSE:
                                                       Fiscal Year
                                                       -----------
                                                           2004       $ 327
                                                           2005       $ 312
                                                           2006       $ 193
                                                           2007       $  86
                                                           2008       $  86

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consisted of the following:

                                                               MARCH 31,
                                                            ---------------
                                                             2003     2002
                                                            ------   ------
                                                             (IN THOUSANDS)
     Accounts payable trade .............................   $  681   $  970
     Amount payable to former Chief Dental Officer ......       --       40
     Accrued state sales tax ............................      384      384
     Accrued interest ...................................      310      121
     Amount payable to Quisic shareholders (see Note 11)       150       --
     Amounts related to acquisitions ....................       73      184
     Accrued salaries and related benefits ..............      160      188
     Deferred rent liability ............................       89       --
     Lease termination liability ........................      101       --
     Other ..............................................       92      316
                                                            ------   ------
        Total accounts payable and accrued liabilities ..   $2,040   $2,203
                                                            ======   ======

9. TERMINATION OF SERVICE AGREEMENTS WITH AFFILIATED PRACTICES

     During the year ended March 31, 2003 and 2002, the Company received $1.9 and $2.9 million, respectively, in cash from terminating the service agreements with Affiliated Practices and recognized gains of $0.9 million and $1.3 million, respectively, from such terminations. These gains are separately stated in the accompanying consolidated statements of operations for the years ended March 31, 2003 and 2002.

10. EXTRAORDINARY ITEMS

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

     In January 2001, former Liberty Dental Alliance, Inc. stockholders forgave $70,000 previously due from the Liberty Merger Agreement.

11. BUSINESS COMBINATIONS

     QUISIC CORPORATION

     On June 14, 2002, the Company acquired certain assets of Quisic Corporation ("Quisic"), a California based private Company in exchange for 2,000,000 shares of the Company's common stock and the assumption of $223,000 of liabilities. An additional 500,000 shares of common stock of the Company are contingently issuable upon the achievement of certain cash basis sales targets, as defined, for the 12-month period following the close of the acquisition. Such shares have been issued, are currently held in escrow, have been excluded in the purchase accounting presented below and are excluded from the share information presented in the consolidated balance sheets and statements of shareholders' equity (deficit) and presented in the calculation of (loss) earnings per share. If the contingency is satisfied, the issuable shares will be valued based on the market value of the Company's common stock on such date, and will be reflected in the Company's consolidated balance sheet as an increase to goodwill and shareholders' equity (deficit). The operating results of Quisic have been included in the consolidated operations of the Company commencing June 17, 2002.

     The purchase agreement also provides for the Company to remit to the seller, during the 5 year period following the close of the acquisition, 100% of the first $1,250,000 of proceeds and 50% of the remaining proceeds from the sales of software licenses for certain specified products, as defined, and collection of notes. Since the closing date of the acquisition and through March 31, 2003, the Company has collected funds subject to this provision of the agreement totaling $150,000, all of which has been withheld and not remitted to the seller as of March 31, 2003 in accordance with the Company's understanding of the escrow and indemnity provisions of the Asset Purchase Agreement (see Note
8).

     The purchase price has been calculated as follows:

                                                                     QUISIC
                                                                 --------------
                                                                 (IN THOUSANDS)

     Issuance of EDT Learning common stock
       valued at $0.92 per share ...............................     $1,840
     Acquisition costs .........................................        100
                                                                     ------
        Net purchase price, including acquisition costs ........      1,940
     Assumed liabilities .......................................        223
                                                                     ------
        Total purchase price ...................................     $2,163
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

     The purchase price of Quisic has been allocated as follows:

                                                                   PURCHASE
                                                                     PRICE
                                                                  ALLOCATION
                                                                --------------
                                                                (IN THOUSANDS)

     Current assets .........................................      $   186
     Property and equipment .................................           75
     Goodwill ...............................................        1,695
     Identifiable intangible assets .........................          207
     Current liabilities, including deferred revenue ........         (323)
     Common stock ...........................................           (3)
     Additional paid-in capital .............................       (1,837)
                                                                   -------
                                                                   $    --
                                                                   =======

     LEARNLINC CORPORATION

     Effective November 4, 2002, the Company acquired certain assets of LearnLinc Corporation ("LearnLinc"), a wholly owned subsidiary of Mentergy, Inc., in exchange for $500,000 and the assumption of $462,000 of liabilities. In addition, the Company has agreed to pay a royalty of 20% for all revenues collected from the sale or license of LearnLinc software over a three-year period. The first $600,000 of sales are not subject to the royalty. The maximum amount due under the Royalty Agreement is $5,000,000. From the date of acquisition through March 31, 2003, the Company has generated $344,000 in revenues from the sale or license of LearnLinc software. The operating results of LearnLinc have been included in the consolidated operations of the Company commencing November 4, 2002.


     The purchase price has been calculated as follows:
                                                                    LEARNLINC
                                                                 --------------
                                                                 (IN THOUSANDS)

     Issuance of debt and payment of cash ......................     $  500
     Acquisition costs .........................................         60
                                                                     ------
        Net purchase price, including acquisition costs ........        560
     Assumed liabilities .......................................        462
                                                                     ------
        Total purchase price ...................................     $1,022
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

    The purchase price of LearnLinc has been allocated as follows:

                                                                    PURCHASE
                                                                      PRICE
                                                                   ALLOCATION
                                                                 --------------
                                                                 (IN THOUSANDS)
     Current assets ...........................................      $ 124
     Property and equipment ...................................         50
     Goodwill .................................................        348
     Identifiable intangible assets ...........................        500
     Note Payable .............................................       (500)
     Current liabilities, including deferred revenue ..........       (522)
                                                                     -----
                                                                     $  --
                                                                     =====

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

     The purchase price has been calculated as follows:

                                                                 LEARNING-EDGE
                                                                 --------------
                                                                 (IN THOUSANDS)
     Issuance of EDT Learning common stock valued at $0.51
        per share ..............................................     $  995
     Issuance of EDT Learning debt .............................      1,102
     Acquisition costs .........................................        200
                                                                     ------
        Net purchase price, including acquisition costs ........      2,297
     Assumed liabilities .......................................      2,946
                                                                     ------
        Total purchase price ...................................     $5,243
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

     The purchase price was originally allocated as follows:

                                                                 PURCHASE PRICE
                                                                   ALLOCATION
                                                                ----------------
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

     The purchase price has been calculated as follows:

                                                                   THOUGHTWARE
                                                                 ---------------
                                                                 (IN THOUSANDS)
     Issuance of EDT Learning common stock valued at $1.39
        per share ..............................................     $2,155
     Acquisition costs .........................................        200
                                                                     ------
        Net purchase price, including acquisition costs ........      2,355


     Assumed liabilities .......................................      1,464
                                                                     ------
        Total purchase price ...................................     $3,819
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

The purchase price was originally allocated as follows:

                                                                   PURCHASE
                                                                     PRICE
                                                                  ALLOCATION
                                                                --------------
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
                                                                   =======

     On March 29, 2003, the Company settled various disputes it had with the former shareholders of ThoughtWare Technologies, Inc. The settlement resulted in 365,000 of the shares issued in connection with the acquisition being returned to the Company. The Company valued the shares using the share price at the date of acquisition and recorded the returned shares as a $507,000 decrease to shareholders' equity and goodwill.

     PRO FORMA PRESENTATION

     The following unaudited pro forma summary of financial information presents the Company's combined results of operations as if the acquisitions of LearnLinc and Quisic had occurred on April 1, 2001. After including the impact of certain adjustments including: (i) the application of a normal profit margin to contracts in process at the date of acquisition, (ii) decrease in depreciation of property and equipment and (iii) amortization of the identifiable intangible assets.

                                                          UNAUDITED
                                                    YEAR ENDED MARCH 31,
                                                  -----------------------
                                                     2003         2002
                                                  ---------     ---------
                                                  PRO FORMA     PRO FORMA
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Revenues .................................   $  8,389      $ 17,977
     Loss from operations .....................     (5,597)      (27,149)
      Net loss before extraordinary items .....     (6,231)      (73,157)
      Net loss ................................     (6,231)      (68,892)

      Loss per common share
         Basic ................................   $  (0.39)     $  (5.25)
         Diluted ..............................   $  (0.39)     $  (5.06)

      Weighted average shares outstanding:
         Basic ................................     16,137        13,930
         Diluted ..............................     16,137        14,466

     The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the mergers occurred at the beginning of the periods presented or the results of operations that may be obtained in the future.

12. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                            MARCH 31,
                                                      --------------------
                                                        2003         2002
                                                      -------      -------
                                                         (IN THOUSANDS)

     Convertible redeemable subordinated notes ..     $ 5,775      $ 5,775
     Convertible subordinated notes, Series A ...         849        1,156
     Subordinated promissory notes ..............       1,072        1,047
     Shareholders' notes payable ................         430          398
     Notes payable ..............................         503          592
                                                      -------      -------
                                                        8,629        8,968
     Less: current portion of long-term debt ....        (728)      (1,337)
           discount .............................      (1,019)      (1,132)
           beneficial conversion feature ........      (1,019)      (1,132)
                                                      -------      -------
     Long-term debt .............................     $ 5,863      $ 5,367
                                                      =======      =======

     In March 2002, the Company completed a Private Placement Offering (the "Offering") raising capital of $5,775,000. Under the terms of the Offering, the Company issued convertible redeemable subordinated notes ("the notes") and warrants to purchase 5,775,000 shares of the Company's common stock. The notes bear interest at 12% per annum and require quarterly interest payments with the principal due at maturity on March 29, 2012. The note holders may convert the notes into shares of the Company's common stock at a price equal to $1.00 per share. The Company may force redemption of the notes into shares of the Company's common stock at the conversion price, if at any time the closing price of the Company's common stock equals or exceeds $3.00 per share for 20 consecutive trading days. The notes are subordinated to any present or future senior indebtedness, with no waiver required.

     The exercise price for the warrants is $3.00 per share. The Company may force redemption of the warrants into shares of the Company's common stock at the exercise price, if at any time the closing price of the Company's common stock equals or exceeds $5.50 per share for 20 consecutive trading days. The warrants expire on March 29, 2005. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000, which is being amortized to interest expense over ten years, the term of the notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the term of the notes. Upon conversion, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion.

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

     In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). During fiscal 2003, $35,000 of accrued interest on one of the notes was added to the principal balance. During fiscal 2002, $55,000 of these notes were returned by the holders to offset amounts owed to the Company. The Learning-Edge Notes bear interest at rates ranging from at 7.5% to 9.0%. At March 31, 2003, $47,000 of these notes are currently past due and the remaining $1.0 million is due in two equal installments on April 5, 2005 and on October 1, 2005, respectively. If the Company raises additional capital equal to or in excess of $3 million, 25% of the principal of the Learning-Edge Notes is to be repaid. For each $500,000 raised above $3 million, the repayment percentage increases by 15%. If more than $5 million is raised, 100% of the principal of the Learning-Edge Notes is to be repaid. The holders of the Learning-Edge Notes waived the accelerated payment schedule in relation to the Offering.

     The Convertible Subordinated Notes Series A Securities ("Series A Securities") were issued in connection with the acquisition of certain Affiliated Practices. The Series A Securities bear interest at 12% and can be converted to Common Stock of the Company at conversion prices ranging from $6.75 to $7.00 per share. The conversion period began on November 1, 1999 and ends on July 1, 2004. The principal amount of the Series A Securities, if not converted, is payable on July 1, 2004.

     During fiscal 2003 and 2002, $307,000 and $656,000 of previously issued Series A Securities respectively, were returned by the holders to offset amounts owed to the Company.

     In connection with the IPO, the Company issued $468,000 of notes payable to certain shareholders formerly owning preferred stock. The notes bear 6% interest and were originally payable on the earlier of March 30, 2003 or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO. During fiscal 2003, $57,750 of accrued interest on certain of these notes was added to the principal balance and the maturity date was extended to April 1, 2005. The new principal balance on the extended notes is $250,250 and the interest rate was increased to 10%. The remaining $179,375 is currently past due. During fiscal 2003 and 2002, $26,250 and $43,750 respectively, of these notes payable were returned by the holders to offset amounts owed to the Company.

     In connection with the acquisition of certain assets of LearnLinc Corporation, the Company issued a $250,000 note payable. The note bears interest at 6% with quarterly interest payments and is due on December 13, 2003.

     The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to March 31, 2003 were as follows (in thousands):

     Amounts past due .................................              $  234
     2004 .............................................                 497
     2005 .............................................               1,364
     2006 .............................................                 759
     2007 .............................................                  --
     2008 .............................................                  --
     Thereafter .......................................               5,775
                                                                     ------
                                                                     $8,629
                                                                     ======

13.  CAPITALIZATION

     PREFERRED STOCK

     The Company has the authority to issue ten million shares of preferred stock, par value $.001 per share. At March 31, 2003 and 2002, no shares of preferred stock were issued or outstanding.

     COMMON STOCK

     As of March 31, 2003, the Company is authorized to issue forty million shares of common stock.

     The Company has acquired treasury stock from certain Affiliated Practices for the payment of receivables and purchase of property and equipment.

     In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its chief executive officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the chief executive officer. The shares 100% vest after 10 years from the date of grant. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The vesting of the incentive shares accelerates based on the Company's share price as follows:

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

     WARRANTS

     The Company issued 887,752 warrants in total in fiscal 2002 to Bank One, the Company's prior lender, and the Company's legal counsel to acquire the same number of shares of the Company's common stock exercisable at prices ranging from $0.42 to $1.50 per share (see Note 15). The Company valued and expensed these warrants at $44,000 in fiscal 2002.

     Omega Orthodontics, Inc. had warrants outstanding to purchase 2,430,000 shares of Omega common stock. As a result of the merger with the Company on July 1, 2000, these warrants constituted warrants to acquire, on the same terms and conditions as were applicable under the original Omega warrants, 865,343 shares of the Company's common stock exercisable at prices ranging from $18.53 to $27.80 per share. These warrants expired on September 30, 2002.

14.  INCOME TAXES

     Significant components of the Company's deferred tax assets (liabilities) were as follows (in thousands):

                                                                MARCH 31
                                                         ----------------------
                                                           2003           2002
                                                         -------        -------
Deferred tax assets:
   Reserves for uncollectible accounts ...........       $   686        $   696
   Deferred revenue ..............................           271             --
   Accrued expenses ..............................           158             --
   Net operating loss carryforward ...............         8,779          5,623
   Organizational costs ..........................            --            100
   Other .........................................            25              7
                                                         -------        -------
   Total deferred tax assets .....................         9,919          6,426
                                                         -------        -------

Deferred tax liabilities:

   Property and equipment ........................           (36)          (256)
   Management services agreement .................            --           (335)
                                                         -------        -------
     Total deferred tax liabilities ..............           (36)          (591)
                                                         -------        -------

Net deferred tax asset ...........................         9,883          5,835
   Less: valuation allowance .....................        (9,883)        (5,835)
                                                         -------        -------
   Net deferred tax asset ........................            --             --
   Less: current portion .........................            --             --
                                                         -------        -------
   Noncurrent assets .............................       $    --        $    --
                                                         =======        =======

     Significant components of the provision for income taxes were as follows (in thousands):

                                            YEAR ENDED   YEAR ENDED   YEAR ENDED
                                             MARCH 31,    MARCH 31,    MARCH 31,
                                               2003         2002         2001
                                              -------      -------      -------
Current tax expense:
   Federal ...............................    $    --      $ 2,023      $    --
   State .................................         --          384           --
                                              -------      -------      -------
     Total current                                 --        2,407           --
                                              -------      -------      -------
Deferred tax expense:
   Federal ...............................         --       (2,023)          --
   State .................................         --         (384)          --
                                              -------      -------      -------
     Total deferred                                --       (2,407)          --
                                              -------      -------      -------
Expense for income taxes .................    $    --      $    --      $    --
                                              =======      =======      =======

     The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (in thousands):

                                                       YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                        MARCH 31,      MARCH 31,     MARCH 31,
                                                          2003           2002           2001
                                                        -------        -------        -------
Tax (benefit) at U.S. Statutory rate (34%) ........     $(1,248)       $ 1,974        $(8,472)
State income taxes (benefit), net of federal tax ..        (167)           254         (1,012)
Nondeductible expenses and other ..................        (491)         1,530          3,130
Change in valuation allowance, net ................       1,906         (3,758)         6,354
                                                        -------        -------        -------
   Total tax expense (benefit) ....................     $    --        $    --        $    --
                                                        =======        =======        =======

     At March 31, 2003, the Company had federal and State of Arizona net operating loss carry-forwards available to reduce future taxable income of approximately $24 million and $10 million, respectively, which begin to expire in 2018 and 2003, respectively. The Company has certain net operating losses in other states relating to its acquisitions (see Note 11). The Company is currently quantifying such net operating losses and evaluating the Company's ability to use them. The Company recorded a valuation allowance for its entire deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of operating history of its implementation of the e-Learning plan. In accordance with Internal Revenue Code
Section 382, the annual utilization of net operating loss carry-forwards and credits existing prior to a change in control, as defined, in the Company or a company the Company has acquired may be substantially limited. Accordingly, the utilization of a substantial portion of the Company's net operating loss carry-forwards is limited as such net operating loss carry-forwards are related to the acquisition of ThoughtWare Technologies, Learning-Edge, Inc. and other acquired entities.

15.  STOCK OPTION PLANS AND WARRANTS

     The Company grants stock options under its 1997 Stock Compensation Plan (the "Plan"). The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. However, pro forma disclosures as if the Company recognized stock-based compensation at the fair value of the options themselves are presented below.

     Under the Plan, the Company is authorized to issue 3,500,000 shares of Common Stock pursuant to "Awards" granted to officers and key employees in the form of stock options.

     There were 1,835,865 and 1,722,938 options granted under the Plan, at March 31, 2003 and 2002, respectively. The Compensation Committee administers the Plan. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a one to five year period.

     On April 25, 2003, the Company granted certain employees stock options to purchase a total of 70,000 shares of common stock at an exercise price of $0.50.

     Following is a summary of the status of the Company's stock options as of March 31, 2003 and for the three years then ended:

                                      NUMBER OF    WEIGHTED        WEIGHTED
                                       SHARES      AVERAGE         AVERAGE
                                     UNDERLYING    EXERCISE     FAIR-VALUE OF
                                       OPTIONS      PRICES     OPTIONS GRANTED
                                     ----------    ----------  ---------------
Outstanding at March 31, 2000 ....    1,147,327    $     4.74

Granted ..........................      804,901          0.68     $     0.26
                                                                  ==========
Exercised ........................           --
Forfeited ........................     (309,055)         5.76
Expired ..........................           --
                                     ----------    ----------
Outstanding at March 31, 2001 ....    1,643,173          2.50

Granted ..........................      515,765          0.65     $     0.44
                                                                  ==========
Exercised ........................       (6,250)         0.50
Forfeited ........................     (429,750)         2.68
Expired ..........................           --
                                     ----------    ----------
Outstanding at March 31, 2002 ....    1,722,938          1.90

Granted ..........................      383,130          0.65     $     0.37
                                                                  ==========
Exercised ........................      (23,958)         0.81
Forfeited ........................     (246,245)         0.71
Expired ..........................           --
                                     ----------    ----------
Outstanding at March 31, 2003 ....    1,835,865    $     1.82
                                     ==========    ==========

       The following table summarizes information about stock options outstanding at March 31, 2003:

                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                  ---------------------------------------------   ---------------------
                               WEIGHTED                                        WEIGHTED
                                AVERAGE     WEIGHTED AVERAGE                    AVERAGE
                   NUMBER OF   EXERCISE   REMAINING CONTRACTUAL    NUMBER OF   EXERCISE
                    SHARES      PRICE         LIFE (YEARS)          SHARES      PRICE
                  ----------    ------        ------------        ----------    ------
                                        (SHARE DATA IN THOUSANDS)
$ 0.01 - $ 0.99    1,075,707    $ 0.55            8.03               561,030    $ 0.52
$ 1.00 - $ 1.99      108,551    $ 1.58            7.46               111,251    $ 1.57
$ 2.00 - $ 2.99      430,000    $ 2.22            6.28               326,000    $ 2.29
$ 3.00 - $ 8.50      221,607    $ 7.31            5.10               182,251    $ 7.49
                  ----------                                      ----------
                   1,835,865                                       1,180,532
                  ==========                                      ==========

     The following table summarizes information about stock purchase warrants outstanding at March 31, 2003:

                               WARRANTS OUTSTANDING               WARRANTS EXERCISABLE
                  ---------------------------------------------   ---------------------
                               WEIGHTED                                        WEIGHTED
                                AVERAGE     WEIGHTED AVERAGE                    AVERAGE
                   NUMBER OF   EXERCISE   REMAINING CONTRACTUAL    NUMBER OF   EXERCISE
                    SHARES      PRICE         LIFE (YEARS)          SHARES      PRICE
                  ----------    ------        ------------        ----------    ------
                                        (SHARE DATA IN THOUSANDS)
$ 0.42 - $ 0.42      393,182    $ 0.42            7.25               393,182    $ 0.42
$ 0.44 - $ 0.44      132,972    $ 0.44            7.50               132,972    $ 0.44
$ 0.50 - $ 0.50       25,000    $ 0.50            2.75                25,000    $ 0.50
$ 1.00 - $ 1.00       67,201    $ 1.00            9.00                67,201    $ 1.00
$ 1.45 - $ 1.45       97,887    $ 1.45            8.83                97,887    $ 1.45
$ 1.50 - $ 1.50      171,510    $ 1.50            8.83               171,510    $ 1.50
$ 3.00 - $ 3.00    5,775,000    $ 3.00            2.00             5,775,000    $ 3.00
                  ----------                                      ----------
                   6,662,752                                       6,662,752
                  ==========                                      ==========

16.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company leases a portion of its property and equipment under the terms of capital and operating leases. The capital leases bear interest at varying rates ranging from 8.9% to 22.8% and require monthly payments.

     Assets recorded under capital leases, at March 31, 2003, consisted of the following (in thousands):

     Cost......................................................   $    351
     Less: accumulated amortization............................       (117)
                                                                  --------
     Total.....................................................   $    234
                                                                  ========

     Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of one or more years consisted of the following at March 31, 2003 (in thousands):

                                                        CAPITAL    OPERATING
                                                        -------    ---------
     Amounts past due ..............................     $   81      $   51
     2004 ..........................................        444         585
     2005 ..........................................        198         556
     2006 ..........................................         15         551
     2007 ..........................................         --         413
     2008 ..........................................         --          88
     Thereafter ....................................         --         283
                                                         ------      ------
     Total minimum obligations .....................     $  738      $2,527
                                                                     ======

        Less: amount representing interest .........         83
                                                         ------
     Present value of minimum obligations ..........        655
        Less: current portion ......................       (462)
                                                         ------
     Long-term obligation at March 31, 2003 ........     $  193
                                                         ======

     The Company incurred rent expense of $542,000, $335,000 and $253,000 in fiscal 2003, 2002 and 2001, respectively.

     EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Mr. Powers, Mr. Dunn and Mr. Zuckerman, all of whom are officers and two of whom are directors of the Company. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all EDT's compensation plans in which other executive officers of EDT participate. Each agreement establishes a base annual salary and provides for annual bonuses based on the Management Incentive Plan, as adopted by the Board of Directors, is subject to the right of EDT to terminate said employment at any time and Mr. Powers' and Mr. Dunn's provides for continuous employment for a two-year term. Under each of the employment agreements, if EDT terminates the employee's employment without cause (as therein defined), Mr. Powers, Mr. Dunn and Mr. Zuckerman will be entitled to a payment equal to 12 months' salary. Additionally, Mr. Powers, Mr. Dunn, and Mr. Zuckerman's employment agreements provide for a severance payment equal to one (1) year's compensation in the event of termination of employment following a change in control of the Company (as defined therein). Each of the foregoing agreements also contains a covenant limiting competition with EDT for one year following termination of employment. The minimum aggregate salary provisions under the contracts totals $465,000 in fiscal 2004 and $375,000 in fiscal 2005.

     LITIGATION

     As of March 31, 2003, the Company has pending as plaintiff seven collection lawsuits against affiliated practices for the collection of contractual service fees and the principal of promissory notes.

     The Company is a defendant and counterclaimant in a lawsuit with Computer Associates, a former vendor asserting damages of approximately $389,000, with allegations of breach of contract revolving around the purchase of software and certain services provided by Computer Associates. The Company is vigorously defending the lawsuit and believes that it will prevail on the merits and its counterclaims, but cannot predict with certainty the ultimate outcome. The Company has not accrued for any obligations that might result from an unfavorable resolution of this matter.

     The Company is a third party defendant in a lawsuit between former employees of Quisic Corporation and certain shareholders of Quisic Corporation. Although the Company engaged in an asset purchase transaction with Quisic Corporation, those former employees allege successor liability on the part of the Company, and are seeking from the primary Quisic shareholder defendants, damages of $4.6 million. The plaintiffs primarily are seeking from the Company access to the consideration paid and certain Quisic assets. The Company is vigorously defending the lawsuit and believes that it will prevail on the merits, but cannot predict with certainty the ultimate outcome. The Company has not accrued for any obligations that might result from an unfavorable resolution of this matter.

     The Company is involved as a defendant in a lawsuit recently filed by plaintiffs who are creditors of Quisic Corporation who are seeking from certain Quisic shareholders damages of $1.2 million. Those plaintiff creditors are not seeking monetary damages from the Company, but are seeking to establish that they are entitled to certain consideration paid by the Company. Although the Company engaged in an asset purchase transaction with Quisic Corporation, those creditors believe that certain of the Quisic assets of the Company are subject to their claims as creditors against Quisic Corporation. The Company is vigorously defending the lawsuit and believes that it will prevail, but cannot predict with certainty the ultimate outcome. The Company has not accrued for any obligations that might result from an unfavorable resolution of this matter.

     The Company's wholly owned subsidiary, TW Acquisition Subsidiary, Inc. is the respondent in a claim asserted by the Tennessee Department of Revenue alleging sales tax liability of approximately $380,000 from sales made by its predecessor ThoughtWare Technologies, Inc. The Company is vigorously defending the assessment and cannot predict with certainty the ultimate outcome. The Company has accrued $380,000 with respect to this matter (see Note 8).

     ROYALTY AGREEMENTS

     In connection with the acquisition of certain assets of Mentergy, Inc., the Company agreed to pay a royalty of 20% for all revenues collected from the sale or license of LearnLinc software over a three-year period. The first $600,000 of sales are not subject to the royalty. The maximum amount due under the Royalty Agreement is $5,000,000. As a result of the acquisition of certain assets of Quisic and the acquisition of ThoughtWare, the Company is party to other agreements to pay royalties to third-party providers of online courseware. These agreements call for payments to be made on a per user or percent of revenue basis and expire in fiscal 2005 and 2010.

17.  RELATED PARTY TRANSACTIONS

     In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its chief executive officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the chief executive officer. The shares 100% vest after 10 years from the date of grant. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the ten-year vesting period.

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

     In December 2001, a settlement agreement was reached with a member of the Board of Directors and Chief Dental Officer of the Company regarding the amount to be paid under terms of his amended employment agreement. The remaining balance due was $248,000. Under the terms of the settlement, the Company agreed to pay this individual $75,000 and issue 53,571 shares valued at $72,000. The remaining balance of $101,000 was forgiven and has been reflected as extraordinary income in Fiscal 2002.

     During the year ended March 31, 2003, the Company made payments of $75,000 to the former Chief Financial Officer under terms of the separation agreement. During the year ended March 31, 2001, the Company made a severance payment of $64,000 to a former Chief Financial Officer.

During fiscal 2003 and 2001, the Company recognized $2,500 and $10,000 of legal expense to a law firm of which a member of the Company's Board of Directors is a partner.

18.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                YEAR ENDED  YEAR ENDED  YEAR ENDED
                                                                 MARCH 31,   MARCH 31,   MARCH 31,
                                                                   2003        2002        2001
                                                                  ------      ------      ------
                                                                          (IN THOUSANDS)
Cash paid during the period for:
   Interest ...................................................   $  849      $1,137      $1,088
   Income taxes ...............................................       --          --          --
Supplemental disclosure of non-cash investing and financing
    activities:
  Issuance of common stock in connection with
    acquisitions ..............................................    1,840       3,150         308
   Issuance of notes payable in connection
     with acquisitions ........................................      250       1,102          --
   Notes payable offset against receivables from Affiliated
       Practices ..............................................      362         656         808
  Conversion of receivables from Affiliated Practices to notes
    receivables ...............................................       --         204       1,911
  Capital leases incurred for equipment .......................       --         373          22
  Treasury stock acquired for payment of receivable from
    Affiliated Practices and purchase of property and
    equipment .................................................       --          15       1,052
  Notes payable offset against future management service fees         --         122       1,500
  Accrued interest capitalized to notes payable ...............       93          --          --
  Escrow shares returned in connection with ThoughtWare
    acquisition ...............................................      507          --          --

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary quarterly results of operations for the Company for the years ended March 31, 2003 and 2002:

                                                   FIRST        SECOND       THIRD        FOURTH
2003                                              QUARTER      QUARTER      QUARTER      QUARTER
----                                              --------     --------     --------     --------
                                                                   (IN THOUSANDS)
Net revenue .................................     $  2,302     $  1,962     $  1,717     $  1,224
Operating expenses ..........................        2,459        2,596        2,376        3,249
Earnings (loss) from operations .............         (157)        (634)        (659)      (2,026)
Earnings (loss) before income taxes .........         (355)        (354)        (967)      (2,080)
Income taxes ................................           --           --           --           --
Net (loss) ..................................     $   (355)    $   (354)    $   (967)    $ (2,080)
Net (loss) per share: (1)
  Basic and diluted .........................     $  (0.02)    $   (0.0)    $  (0.06)    $  (0.13)
Weighted average common share outstanding:
  Basic and diluted .........................       14,429       16,137       16,138       16,134

                                                   FIRST        SECOND       THIRD        FOURTH
2002                                              QUARTER      QUARTER      QUARTER      QUARTER
----                                              --------     --------     --------     --------
                                                                   (IN THOUSANDS)
Net revenue .................................     $  1,927     $  1,836     $  3,025     $  2,476
Operating expenses ..........................        1,617        1,242        2,782        2,486
Earnings from operations ....................          310          594          243          (11)
Earnings before income taxes ................          183          442          537          378
Income taxes ................................           --           --           --           --
Extraordinary items, net ....................           --           --          101        4,164
Net earnings ................................     $    183     $    442     $    638     $  4,542
Net earnings per share - basic: (1)
  Earnings before extraordinary item ........     $   0.02     $   0.04     $   0.04     $   0.03
  Extraordinary item ........................           --           --         0.01         0.30
  Net earnings ..............................     $   0.02     $   0.04     $   0.05     $   0.32
Net earnings per share - diluted:
  Earnings before extraordinary item ........     $   0.02     $   0.04     $   0.04     $   0.02
  Extraordinary item ........................           --           --         0.01         0.27
  Net earnings ..............................     $   0.02     $   0.04     $   0.05     $   0.30
Weighted average common shares outstanding:
  Basic .....................................       10,573       10,542       12,502       14,102
  Diluted ...................................       10,573       10,542       13,111       15,375

----------
(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share dues not equal the total computed for the year due to stock transactions that occurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 3, 2003, EDT Learning, Inc. (the "Company") dismissed PricewaterhouseCoopers LLP as its independent accountants and engaged BDO Seidman, LLP. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. BDO Seidman, LLP audited the consolidated financial statements of the Company for the fiscal year ending March 31, 2003.

     The reports of PricewaterhouseCoopers LLP on the consolidated financial statements for the fiscal years ended March 31, 2002 and 2001, respectively, contained no adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principle except that the report for the fiscal year ended March 31, 2002 contained an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

     In connection with its audits for the fiscal years ended March 31, 2002 and 2001, respectively, and through April 3, 2003, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

     During the fiscal years ended March 31, 2002 and 2001, respectively, and through April 3, 2003, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     For the two most recent fiscal years of the Company ended March 31, 2002 and 2001 and the subsequent interim period through April 3, 2003, the Company did not consult with BDO Seidman, LLP regarding the application of accounting principles to a specified transaction, type of audit opinion that might be rendered on the Registrant's financial statements, or any other accounting, auditing or reporting matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the Company's directors and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities and Exchange Act of 1934 will be set forth under the captions "Election of Directors' and "Section 16 Reports" in the Company's definitive Proxy Statement (the "2003 Proxy Statement") for its 2003 annual meeting of stockholders, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be set forth in the section entitled "Executive Compensation" in the 2003 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be set forth in the section entitled "Certain Transactions" in the 2003 Proxy Statement, which section is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed within the 90-day period prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

Reports of Independent Accountants

Consolidated Balance Sheets as of March 31, 2003 and 2002.

Consolidated Statements of Operations for the Years Ended March 31, 2003, 2002 and 2001.

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended March 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2003, 2002 and 2001.

Notes to the Consolidated Financial Statements.

(A)(2) FINANCIAL STATEMENT SCHEDULES

Reports of Independent Accountants

The following financial statement schedule is filed as a part of this Report under Schedule II on page 69. Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2003. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(A)(3) EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS
------      -----------------------
  3.1(1)    Restated Certificate of Incorporation of Pentegra Dental Group, Inc.
  3.2(1)    Bylaws of Pentegra Dental Group, Inc.
  3.3(7)    Restated Certificate of Incorporation of Pentegra Dental Group, Inc.
  3.4(7)    Amendment of Bylaws of Pentegra Dental Group, Inc.
  3.5       Restated Certificate of Incorporation of e-dentist.com, Inc.
  4.1(1)    Form of certificate evidencing ownership of Common Stock of Pentegra
            Dental Group, Inc.
  4.2(1)    Form of Registration Rights Agreement for Owners of Founding
            Affiliated Practices
  4.3(1)    Registration Rights Agreement dated September 30, 1997 between
            Pentegra Dental Group, Inc. and the stockholders named therein
  4.4(2)    Form of Stockholders' Agreement for Owners of Affiliated Practices
  4.5(3)    Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust
            Company of Texas, N.A., as Trustee relating to the Convertible Debt
            Securities
  4.6(7)    Form of certificate evidencing ownership of Common Stock of
            e-dentist.com, Inc.
  4.7(8)    Form of Convertible Redeemable Subordinated Note
  4.8(8)    Form of Redeemable Warrant
+10.1(1)    Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
+10.2(1)    Form of Service Agreement
 10.3(4)    Credit Agreement dated June 1, 1998 between Bank One, Texas, N.A.
            and Pentegra Dental Group, Inc.
 10.4(5)    Modification to Credit Agreement between Pentegra Dental Group, Inc.
            and Bank One, Texas, N.A. dated September 9, 1998
 10.5(5)    Agreement and Plan of Merger among Pentegra Dental Group, Inc.,
            Liberty Dental Alliance, Inc., Liberty Acquisition Corporation,
            James M. Powers, Jr., Sylvia H. McAlister and William Kelly dated as of November 13, 1998
 10.6(2)    First Amendment to Credit Agreement by and among Pentegra Dental
            Group, Inc. and Bank One, Texas, N.A. dated as of February 9, 1999
 10.7(2)    First Amendment to the Agreement and Plan of Merger by and among
            Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc., Liberty
            Acquisition Corporation, James M. Powers, Jr., Sylvia H. McAlister
            and William Kelly dated as of January 29, 1999
 10.8(6)    Third Amendment to Credit Agreement
+10.9(7)    Employment Agreement dated November 12, 2000 between e-dentist.com and James M. Powers, Jr.
+10.10(7)   Employment Agreement dated February 15, 2001 between e-dentist.com and Charles Sanders
+10.11(7)   Employment Agreement dated February 15, 2001 between e-dentist.com and James Dunn, Jr.
 10.12(7)   Asset Purchase Agreement by and among e-dentist.com, Inc. and
            Dexpo.com, Inc.
 10.13(7)   Fourth Amendment of Credit Agreement
 10.14(9)   Plan of Reorganization and Agreement of Merger by and among EDT
            Learning, Inc., Edge Acquisition Subsidiary, Inc. and the
            Stockholders of Learning-Edge, Inc.
 10.15(10)  Plan of Reorganization and Agreement of Merger by and among EDT
            Learning, Inc., TW Acquisition Subsidiary, Inc., ThoughtWare
            Technologies, Inc. and the Series B Preferred Stockholder of
            ThoughtWare Technologies, Inc.
 10.16(11)  Asset Purchase Agreement by and among EDT Learning, Inc., and Quisic
            Corporation. Common Stock Purchase Agreement by and between EDT
            Learning, Inc., Investor Growth Capital Limited, A Guernsey
            Corporation and Investor Group, L.P., A Guernsey Limited Partnership
            and Leeds Equity Partners III, L.P.
 10.16(12)  Asset Purchase Agreement by and among EDT Learning, Inc., and
            Mentergy, Inc. and its wholly-owned subsidiaries, LearnLinc Corp and
            Gilat-Allen Communications, Inc.
 12         Ratio of Earnings to Fixed Changes

 6(13)      Letter re Change in Certifying Accountant
 21.1       Subsidiaries of the Registrant
 23.1       Consent of BDO Seidman, LLP
 23.2       Consent of PricewaterhouseCoopers LLP
++99.1      Chief Executive Officer Section 906 Certification
++99.2      Principal Financial Officer Section 906 Certification

----------
(1) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
(3) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
(4) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(5) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(6) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2000.
(7) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2001.
(8) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2002.
(9) Previously filed as an exhibit to EDT Learning's Form 8-K filed October 16, 2001.
(10) Previously filed as an exhibit to EDT Learning's Form 8-K filed January 30, 2002
(11) Previously filed as an exhibit to EDT Learning's Form 8-K filed July 2,
     2002.
(12) Previously filed as an exhibit to EDT Learning's Form 8-K filed December 20, 2002.
(13) Previously filed as an exhibit to EDT Learning's Form 8-K filed April 3, 2003.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.
++   Furnished herewith as an Exhibit

(B) REPORTS ON FORM 8-K.

A Report on Form 8-K was filed April 3, 2003 reporting the dismissal by EDT Learning, Inc. of PricewaterhouseCoopers LLP as its independent accountants and engagement of BDO Seidman, LLP. No financial statements were filed with this report.

A Report on Form 8-K/A was filed February 10, 2003 disclosing the pro forma unaudited combined financial statements reflecting the acquisition by EDT Learning, Inc. of certain assets of LearnLinc Corporation on December 13, 2002, certain assets of Quisic Corporation on June 17, 2002, all the outstanding capital stock of Learning-Edge, Inc. on October 1, 2002 and all the outstanding capital stock of ThoughtWare Technologies, Inc. on January 15, 2002.

A Report on Form 8-K/A was filed February 7, 2003 disclosing the pro forma unaudited combined financial statements reflecting the acquisition by EDT Learning Inc. of certain assets of Quisic Corporation on June 17, 2002, all the outstanding capital stock of Learning-Edge, Inc. on October 1, 2002 and all the outstanding capital stock of ThoughtWare Technologies, Inc. on January 15, 2002.

A Report on Form 8-K was filed December 20, 2002 reporting the acquisition of certain assets by EDT Learning, Inc. of LearnLinc Corp., (a wholly-owned subsidiary of Mentergy, Inc.) including LearnLinc(R), a live, virtual classroom software, and TestLinc(TM), an online testing and assessment tool. No financial statements were filed with this Report.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
EDT Learning, Inc. and Subsidiaries

Our audit of the 2003 consolidated financial statements referred to in our report dated June 6, 2003 appearing in the 2003 Annual Report to Shareholders of EDT Learning, Inc. also included an audit of the 2003 information included in the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the 2003 information set forth therein when read in conjunction with the related 2003 consolidated financial statements, included therein.

/s/ BDO Seidman, LLP

Costa Mesa, California
June 6, 2003

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
EDT Learning, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated July 11, 2002 appearing in the 2002 Annual Report to Shareholders of EDT Learning, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
July 11, 2002

                               EDT LEARNING, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

                                                             ADDITION           DEDUCTIONS
                                                             --------     -----------------------
                                                BALANCE AT    CHARGED
                                                   THE         TO BAD                  WRITE-OFFS   BALANCE AT
FISCAL                                         BEGINNING OF     DEBT      RECOVERIES   CHARGED TO     END OF
 YEAR               DESCRIPTION                   PERIOD      EXPENSE         (1)       ALLOWANCE     PERIOD
------              -----------                  --------     --------     --------     --------     --------
 2003    Accounts receivable - allowance
           for doubtful accounts ...........     $    754     $    765     $    542     $    552     $    425

 2002    Accounts receivable - allowance
           for doubtful accounts ...........     $  1,147     $    548     $    455     $    486     $    754

 2001    Accounts receivable - allowance
           for doubtful accounts ...........     $  3,269     $  1,172     $     --     $  3,294     $  1,147

 2003     Notes receivable-allowance for
           doubtful accounts ...............     $  1,092     $     93     $     25     $     --     $  1,160

 2002    Notes receivable-allowance for
           doubtful accounts ...............     $  2,089     $     12     $    708     $    301     $  1,092

 2001    Notes receivable-allowance for
           doubtful accounts ...............     $  1,714     $    533     $     --     $    158     $  2,089

(1) This amount represents recoveries for accounts which were not charged off; accordingly, these recoveries are reflected as a decrease in allowance and decrease to bad debt expense as the collection of recoveries are reflected as applications to the respective accounts and notes receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Phoenix, State of Arizona, on June 30, 2003.


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

NAME                            CAPACITY                           DATE
----                            --------                           ----

/s/ JAMES M. POWERS, JR.        Chairman of the Board, President   June 30, 2003
-----------------------------   and Chief Executive Officer
James M. Powers, Jr.            (Principal Executive Officer)


/s/ JAMES H. COLLINS            Director                           June 30, 2003
-----------------------------
James H. Collins



/s/ DAVID A. LITTLE, D.D.S.     Director                           June 30, 2003
-----------------------------
David A. Little, D.D.S.



/s/ DANIEL T. ROBINSON, JR.     Director                           June 30, 2003
-----------------------------
Daniel T. Robinson, Jr.



/s/ GEORGE  M. SIEGEL           Director                           June 30, 2003
-----------------------------
George M. Siegel



/s/ PRESTON A. ZUCKERMAN        Director                           June 30, 2003
-----------------------------
Preston A. Zuckerman

                                  CERTIFICATION

I, James M. Powers, Jr. certify that:

1.   I have reviewed this annual report on Form 10-K of EDT Learning, Inc.,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ James M. Powers, Jr.
    ------------------------------------
    James M. Powers, Jr.,
    Chairman of the Board, President and
    Chief Executive Officer
    June 30, 2003

                                  CERTIFICATION

I, Brian L. Berry certify that:

1.   I have reviewed this annual report on Form 10-K of EDT Learning, Inc.,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Brian L. Berry
    ------------------------------------
    Brian L. Berry
    Vice President of Finance
    June 30, 2003