Form 10-Q
period 2003-06-30
EDT LEARNING INC
filed 2003-08-14
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 ______________

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2003 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 1-13725

                                 ______________


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

                                 ______________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 8, 2003 was 15,797,791, net of shares held in treasury.

================================================================================

                                             FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                                                               PAGE
                                                                                                            ----
     Item 1--Unaudited Condensed Consolidated Financial Statements

                    Unaudited Condensed Consolidated Balance Sheets as of June 30, 2003 and
                    March 31, 2003........................................................................   3

                    Unaudited Condensed Consolidated Statements of Operations for the Three
                    Months Ended June 30, 2003 and June 30, 2002..........................................   4

                    Unaudited Condensed Consolidated Statement of Changes in Shareholders'
                    Equity for the Three Months Ended June 30, 2003.......................................   5

                    Unaudited Condensed Consolidated Statements of Cash Flows for the Three
                    Months Ended June 30, 2003 and June 30, 2002..........................................   6

                    Notes to Unaudited Condensed Consolidated Financial Statements........................   7

     Item 2--Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................................  16

     Item 3--Quantitative and Qualitative Disclosures about Market Risk...................................  28

     Item 4--Controls and Procedures......................................................................  28

PART II--OTHER INFORMATION

     Item 1--Legal Proceedings............................................................................  28

     Item 2--Change in Securities and Use of Proceeds.....................................................  29

     Item 3--Defaults of Senior Securities................................................................  29

     Item 4--Submission of Matters to a Vote of Security Holders..........................................  29

     Item 5--Other Information............................................................................  29

     Item 6--Exhibits and Reports on Form 8-K.............................................................  29

     Signatures...........................................................................................  32

     Certifications.......................................................................................  33


                  A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available for free on the Company's website, www.edtlearning.com, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange
           Commission.

                                                       2

                                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       EDT LEARNING, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      JUNE 30,
                                                                                        2003            MARCH 31,
                                                                                     (UNAUDITED)        2003 (A)
                                                                                     ------------     ------------

ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $       124      $       409
   Accounts receivable, net of allowance for doubtful accounts of $424 and $425,
   respectively ................................................................             861              675
   Notes receivable, net of allowance for doubtful accounts of $489 and $553,
     respectively ..............................................................             223              270
   Prepaid and other current assets ............................................             101               33
                                                                                     ------------     ------------
     Total current assets ......................................................           1,309            1,387

Property and equipment, net ....................................................             429              485
Goodwill .......................................................................           8,844            8,823
Intangible assets, net .........................................................           1,265            1,346
Notes receivable, net of allowance for doubtful accounts of $663 and $607,
      Respectively .............................................................             289              326
 Other assets ..................................................................              54               56
                                                                                     ------------     ------------
     Total assets ..............................................................     $    12,190      $    12,423
                                                                                     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ...........................................     $       596      $       728
   Accounts payable and accrued liabilities ....................................           2,005            2,040
   Current portion of capital lease liabilities ................................             502              462
   Current portion of deferred revenue .........................................             752              817
                                                                                     ------------     ------------
     Total current liabilities .................................................           3,855            4,047

Long term debt, less current maturities, net of discount of $1,981 and $2,038,
      Respectively .............................................................           5,979            5,863
Capital lease liabilities, less current maturities .............................             126              193
                                                                                     ------------     ------------
     Total liabilities .........................................................           9,960           10,103
                                                                                     ------------     ------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value 40,000,000 shares authorized, 17,042,504 and
   17,018,184 issued, respectively .............................................              17               17
   Additional paid-in capital ..................................................          32,890           32,854
   Accumulated deficit .........................................................         (29,426)         (29,300)
   Less:  1,244,713 treasury share at cost .....................................          (1,251)          (1,251)
                                                                                     ------------     ------------
     Total shareholders' equity ................................................           2,230            2,320
                                                                                     ------------     ------------
     Total liabilities and shareholders' equity ................................     $    12,190      $    12,423
                                                                                     ============     ============

              (A) Derived from the audited consolidated financial statements as of March 31, 2003.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       3

                        EDT LEARNING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                            -----------------------
                                                               2003          2002
                                                            ---------     ---------
Revenues
   Licenses ...........................................     $    600      $     12
   Service and maintenance ............................          742         1,119
                                                            ---------     ---------
       Total e-Learning revenue .......................        1,342         1,131

   Dental contract revenue ............................           83         1,171
                                                            ---------     ---------
       Total revenues .................................        1,425         2,302
                                                            ---------     ---------

 Operating expenses
   Research and development ...........................          565           907
   Sales and marketing ................................          312           360
   General and administrative .........................          588           713
   Depreciation and amortization ......................          107           479
                                                            ---------     ---------
       Total operating expenses .......................        1,572         2,459
                                                            ---------     ---------

Loss from operations ..................................         (147)         (157)

   Interest expense ...................................         (351)         (415)
   Interest income and other ..........................            6            36
   Gain on termination of service agreements
        with Affiliated Practices .....................           14           181
   Gain on settlement of debt and other
        obligations ...................................          352            --
                                                            ---------     ---------

   Loss before income taxes ...........................         (126)         (355)
   Income taxes .......................................           --            --
                                                            ---------     ---------

Net loss ..............................................     $   (126)     $   (355)
                                                            =========     =========

Net loss per share - basic and diluted ................     $  (0.01)     $  (0.02)
                                                            =========     =========

Number of shares used in calculation of loss per share,
    basic and diluted .................................       15,798        14,429
                                                            =========     =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                         4

                                          EDT LEARNING, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                      (UNAUDITED)
                                                    (IN THOUSANDS)

                                            COMMON STOCK         ADDITIONAL                                  TOTAL
                                        ----------------------    PAID -IN    ACCUMULATED    TREASURY    SHAREHOLDERS'
                                         SHARES       AMOUNT       CAPITAL      DEFICIT        STOCK        EQUITY
                                        ---------    ---------    ---------    ---------     ---------     ---------
Balances, April 1, 2003 ...........       17,018     $     17     $ 32,854     $(29,300)     $ (1,251)     $  2,320

Issuances of common stock .........           24           --           14           --            --            14
Repricing of warrants .............           --           --           12           --            --            12
Vesting of restricted stock grant .           --           --           10           --            --            10
Net loss ..........................           --           --           --         (126)           --          (126)
                                        ---------    ---------    ---------    ---------     ---------     ---------

Balances, June 30, 2003 ...........       17,042     $     17     $ 32,890     $(29,426)     $ (1,251)     $  2,230
                                        =========    =========    =========    =========     =========     =========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                          5

                       EDT LEARNING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------

Net cash used in operating activities ............     $    (332)     $    (832)
                                                       ----------     ----------

Cash flows from investing activities:
   Repayment of notes receivable .................            78            337

   Proceeds from practice terminations ...........            61            382

   Acquisition, royalty earnout ..................           (21)            --
   Capital expenditures ..........................            --            (72)
                                                       ----------     ----------
     Net cash provided by investing activities ...           118            647
                                                       ----------     ----------

Cash flows from financing activities:
   Repayment of long-term debt ...................           (44)           (97)
   Repayment of capital lease liabilities ........           (27)          (155)
   Proceeds from stock option exercise ...........            --             17
                                                       ----------     ----------
     Net cash used in financing activities .......           (71)          (235)
                                                       ----------     ----------

Net change in cash and cash equivalents ..........          (285)          (420)
Cash and cash equivalents, beginning of period ...           409          1,498
                                                       ----------     ----------

Cash and cash equivalents, end of period .........     $     124      $   1,078
                                                       ==========     ==========

Non cash investing and financing activities:
   Issuance of common stock for acquisitions .....     $      --      $   2,307
                                                       ==========     ==========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EDT LEARNING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

       The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended June 30, 2003 and 2002.

       Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K as of and for the year ended March 31, 2003, as filed with the SEC.

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

        The Company had a working capital deficiency, and incurred an operating loss and had negative cash flows from operations during the three months ended June 30, 2003 and during fiscal 2003. As part of the Company's legacy business, services were provided to affiliated dental practices in accordance with modified service agreements. Those services generally were access to online enhancement, online payroll processing and online consulting and seminars. As anticipated and previously announced, nearly all of those legacy service agreements terminated during fiscal 2003 which will reduce revenues and cash flow from this source and accordingly will negatively affect the Company's liquidity and operating results. These matters, among others, including those discussed above and the limited operating history as an e-Learning company, raise substantial doubt about the Company's ability to continue as a going concern.

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


2.     SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

       The Company has not materially added to or changed its significant accounting policies since March 31, 2003. For a description of these policies, refer to Note 3 of the consolidated financial statements in the Company's annual report on Form 10-K as of and for the year ended March 31, 2003.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent asset and liabilities. The more significant areas requiring use of estimates relate to revenue recognition, accounts receivable and notes receivable valuation reserves, realizability of intangible assets, realizability of income tax assets and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumption or conditions.

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

       The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended June 30, 2003. There were no options granted during the three months ended June 30, 2002.

                                               THREE MONTHS ENDED JUNE 30,
                                          --------------------------------------
                                                2003                2002
                                          ------------------ -------------------
Risk free interest rate                         3.88%               --
Dividend yield                                   0%                 --
Volatility factors of the expected
   market price of the Company's
   common stock                                  70%                --
Weighted-average expected life of
   options                                    5-9 years             --

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                       THREE MONTHS ENDED JUNE 30,
                                                                       ---------------------------
                                                                          2003             2002
                                                                       ----------       ----------
       Net Loss, as reported .....................................     $    (126)       $    (355)
       Plus: Stock based employee compensation expense included in
          reported net income (loss) .............................            --               --
       Less: Total stock based employee compensation expense
          determined using fair value based method ...............           (57)            (164)
                                                                       ----------       ----------
       Pro forma net income (loss) ...............................     $    (183)       $    (519)
                                                                       ==========       ==========

       Loss per share:
       Basic and diluted - as reported ...........................     $   (0.01)       $   (0.02)
                                                                       ==========       ==========
       Basic and diluted - pro forma .............................     $   (0.01)       $   (0.04)
                                                                       ==========       ==========

RECENT ACCOUNTING PRONOUNCEMENTS

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

       In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to its functionality. Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning after ratification by the FASB, which is expected to be August 13, 2003. The Company believes the adoption of EITF 03-5 will not have a material impact on the Company's financial position or results of operations.


3.     EARNINGS PER SHARE

       Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during the period. For the three months ended June 30, 2003 and 2003, options and warrants to purchase 8,435,977 and 8,347,315 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. Furthermore, a restricted stock grant of 450,000 shares and 500,000 shares contingently issuable in the Quisic acquisition has been excluded from the earnings per share calculations.

4.     SEGMENT INFORMATION

       During the three months ended June 30, 2003 and 2002, the Company had two reportable segments, learning and dental practice management. The e-Learning segment included revenues and operating expenses related to the development and sale of the Company's e-Learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses. There are no intersegment revenues. Summary financial information of the segments is as follows:


                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                -------------------------
                                                    2003          2002
                                                ----------     ----------
       Revenues:
          Licenses ........................     $     600      $      12
          Service and maintenance .........           742          1,119
                                                ----------     ----------
             Total e-Learning revenues ....         1,342          1,131
          Dental practice management ......            83          1,171
                                                ----------     ----------
              Total revenues ..............     $   1,425      $   2,302
                                                ==========     ==========

        Operating expenses:
          e-Learning ......................     $   1,522      $   1,222
          Dental practice management ......            50          1,237
                                                ----------     ----------
              Total operating expenses ....     $   1,572      $   2,459
                                                ==========     ==========

       Loss from operations:
          e-Learning ......................     $    (180)     $     (91)
          Dental practice management ......            33            (66)
                                                ----------     ----------
              Total loss from operations ..     $    (147)     $    (157)
                                                ==========     ==========

       Capital expenditures:
          e-Learning ......................     $      --      $      72
          Dental practice management ......            --             --
                                                ----------     ----------
              Total capital expenditures ..     $      --      $      72
                                                ==========     ==========


                                                 JUNE 30,       MARCH 31,
                                                   2003           2003
                                                ----------     ----------
       Total assets:
          e-Learning ......................     $  10,965      $  11,081
          Dental practice management ......         1,225          1,342
                                                ----------     ----------
            Total assets ..................     $  12,190      $  12,423
                                                ==========     ==========


5.       GOODWILL AND INTANGIBLE ASSETS, NET

       Goodwill consisted of the following:
                                                 JUNE 30,       MARCH 31,
                                                   2003           2003
                                                ----------     ----------
                                                     (IN THOUSANDS)
       Goodwill...........................      $   8,844      $   8,823
                                                ==========     ==========

       The changes in the carrying amount of the goodwill for the three months ended June 30, 2003:

                                                                   LEARNING
                                                                   SEGMENT
                                                                  ----------

Balance, March 31, 2003.......................................    $   8,823
   LearnLinc royalty earnout..................................           21
                                                                  ----------
Balance, June 30, 2003........................................    $   8,844
                                                                  ==========

       Intangible assets consisted of the following (in thousands):

                                                          JUNE 30, 2003
                                        ----------------------------------------------
                                           GROSS
                                          CARRYING       ACCUMULATED
                                           AMOUNT        AMORTIZATION         NET
                                        ------------     ------------     ------------
       AMORTIZED INTANGIBLE ASSETS:
          Deferred offering costs .     $     1,020      $      (270)     $       750
          Purchase software .......             675             (174)             501
          Customer relationship ...              32              (18)              14
                                        ------------     ------------     ------------
                                        $     1,727      $      (462)     $     1,265
                                        ============     ============     ============

                                                       MARCH 31, 2003
                                        ----------------------------------------------
                                           GROSS
                                          CARRYING       ACCUMULATED
                                           AMOUNT        AMORTIZATION         NET
                                        ------------     ------------     ------------
       AMORTIZED INTANGIBLE ASSETS:
          Deferred offering costs .     $     1,020      $      (249)     $       771
          Purchase software .......             675             (118)             557
          Customer relationship ...              32              (14)              18
                                        ------------     ------------     ------------
                                        $     1,727      $      (381)     $     1,346
                                        ============     ============     ============

6.        ACCOUNT PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities consisted of the following:


                                                            JUNE 30,  MARCH 31,
                                                           --------------------
                                                              2003       2003
                                                           ---------  ---------
                                                               (IN THOUSANDS)

       Accounts payable trade ..........................   $    832   $    681
       Accrued state sales tax .........................         32        384
       Accrued interest ................................        320        310
       Amount payable to Quisic shareholders ...........        200        150
       Amounts related to acquisitions .................         71         73
       Accrued salaries and related benefits ...........        137        160
       Amount payable to third party providers .........        120         37
       Deferred rent liability .........................        116         89
       Lease termination liability .....................        103        101
       Other ...........................................         74         55
                                                           ---------  ---------
          Total accounts payable and accrued liabilities   $  2,005   $  2,040
                                                           =========  =========

7.     LONG-TERM DEBT

       Long-term debt consisted of the following:

                                                      JUNE 30,   MARCH 31,
                                                     ---------------------
                                                       2003         2003
                                                     --------     --------
                                                        (IN THOUSANDS)

       Convertible redeemable subordinated notes     $ 5,775      $ 5,775
       Convertible subordinated notes, Series A          849          849
       Subordinated promissory notes ...........       1,072        1,072
       Shareholders' notes payable .............         391          430
       Notes payable ...........................         469          503
                                                     --------     --------
                                                       8,556        8,629
       Less: current portion of long-term debt .        (596)        (728)
             discount ..........................        (991)      (1,019)
             beneficial conversion feature .....        (990)      (1,019)
                                                     --------     --------
       Long-term debt ..........................     $ 5,979      $ 5,863
                                                     ========     ========

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

       In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). The Learning-Edge Notes bear interest at rates ranging from at 7.5% to 9.0% and are due in two equal installments on April 5, 2005 and on October 1, 2005, respectively. If the Company raises additional capital equal to or in excess of $3 million, 25% of the principal of the Learning-Edge Notes is to be repaid. For each $500,000 raised above $3 million, the repayment percentage increases by 15%. If more than $5 million is raised, 100% of the principal of the Learning-Edge Notes is to be repaid. The holders of the Learning-Edge Notes waived the accelerated payment schedule in relation to the Offering.

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

       In connection with the IPO, the Company issued $468,000 of notes payable to certain shareholders formerly owning preferred stock. The notes bear 6% interest and were originally payable on the earlier of March 30, 2003 or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO. During the three months ended June 30, 2003 and the year ended March 31, 2003, $4,000 and $58,000 of accrued interest on certain of these notes was added to the principal balance and the maturity date was extended to April 1, 2005. The new principal balance on the extended notes is $267,000 and the interest rate was increased to 10%. The remaining $124,000 is currently past due.

       In connection with the acquisition of certain assets of LearnLinc Corporation, the Company issued a $250,000 note payable. The note bears interest at 6% with quarterly interest payments and is due on December 13, 2003.

       The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to June 30, 2003 were as follows (in thousands):


     Amounts past due...........................................  $     124
     2004.......................................................        472
     2005.......................................................      1,653
     2006.......................................................        532
     2007.......................................................         --
     2008.......................................................         --
     Thereafter.................................................      5,775
                                                                  ----------
                                                                  $   8,556
                                                                  ==========

8.     STOCK OPTION PLANS AND WARRANTS

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

       There were 1,788,313 options granted under the Plan at June 30, 2003. The Compensation Committee administers the Plan. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a one to five year period.

       Following is a summary of the status of the Company's stock options as of June 30, 2003:

                                                                  NUMBER OF          WEIGHTED       WEIGHTED
                                                                   SHARES            AVERAGE        AVERAGE
                                                                 UNDERLYING          EXERCISE     FAIR-VALUE OF
                                                                   OPTIONS           PRICES      OPTIONS GRANTED
                                                               -------------       -----------   ---------------
          Outstanding at March 31, 2003...................        1,835,865        $     1.82

          Granted.........................................           70,000              0.50           $ 0.21
                                                                                                        ======
          Exercised.......................................               --
          Forfeited.......................................         (117,552)             0.59
          Expired.........................................               --
                                                               --------------      -----------
          Outstanding at June 30, 2003....................        1,788,313        $     1.87
                                                               ==============      ===========

       The following table summarizes information about stock options outstanding at June 30, 2003:

                                           OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                               ----------------------------------------------   ------------------------
                                             WEIGHTED                                           WEIGHTED
                                             AVERAGE      WEIGHTED AVERAGE                      AVERAGE
                                NUMBER OF    EXERCISE   REMAINING CONTRACTUAL   NUMBER OF       EXERCISE
                                  SHARES      PRICE          LIFE (YEARS)        SHARES          PRICE
                                ---------    --------   ---------------------   ---------       --------
                                                      (SHARE DATA IN THOUSANDS)
     $   0.01  - $   0.99        1,029,581   $  0.54             7.81            629,169         $  0.53

     $   1.00  - $   1.99          107,125      1.59             7.20            96,175             1.66

     $   2.00  - $   2.99         430,000       2.22             6.03            378,000            2.25

     $   3.00  - $   8.50         221,607       7.31             4.85            201,929            7.40
                            --------------                                  -------------
                                1,788,313                                        1,305,273
                            ==============                                  ===============

     The following table summarizes information about stock purchase warrants outstanding at June 30, 2003:

                                          WARRANTS OUTSTANDING                    WARRANTS EXERCISABLE
                               ----------------------------------------------   ------------------------
                                             WEIGHTED                                           WEIGHTED
                                             AVERAGE      WEIGHTED AVERAGE                      AVERAGE
                                NUMBER OF    EXERCISE   REMAINING CONTRACTUAL   NUMBER OF       EXERCISE
                                  SHARES      PRICE          LIFE (YEARS)        SHARES          PRICE
                                ---------    --------   ---------------------   ---------       --------
                                                      (SHARE DATA IN THOUSANDS)

     $   0.42  - $   0.42          543,182   $  0.42             8.15            543,182         $  0.42

     $   0.44  - $   0.44          132,972      0.44             8.21            132,972            0.44

     $   0.50  - $   0.50           25,000      0.50             2.51            25,000             0.50

     $   1.50  - $   1.50          171,510      1.50             8.56            171,510            1.50

     $   3.00  - $   3.00        5,775,000      3.00             1.75            5,775,000          3.00
                            --------------                                  -------------
                                 6,647,664                                       6,647,664
                            ==============                                  ===============

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


       The vesting of the incentive shares accelerates based on the Company's share price as follows:

                                    PERFORMANCE CRITERIA                             SHARES VESTED
           ---------------------------------------------------------------------    ----------------
           Share price trades for $4.50 per share for 20 consecutive days           150,000 shares
           Share price trades for $8.50 share for 20 consecutive days               150,000 shares
           Share price trades for $12.50 per share for 20 consecutive days          150,000 shares

9.     COMMITMENTS AND CONTINGENCIES

       The Company is subject to various commitments and contingencies as described in Note 16 to the consolidated financial statements in the Companies annual report on Form 10-K as of and for the year ended March 31, 2003. The significant items included were Lease Commitments, Employment Agreements, Litigation and Royalty Agreements. During the three month period ended June 30, 2003, the following commitments and contingencies arose or were settled:

       The Company's wholly owned subsidiary, TW Acquisition Subsidiary, Inc. was a respondent in a claim asserted by the Tennessee Department of Revenue alleging a sales and use tax liability of approximately $384,000 from sales made by its predecessor, ThoughtWare Technologies, Inc. The Company was notified on July 29, 2003, that the sales tax assessment was abated. Accordingly, the Company has reversed $352,000 of the accrued liability as of June 30, 2003. As the purchase allocation period to the acquisition was closed, the $352,000 was recorded as other income rather than a reduction to goodwill.

       Effective May 1, 2003, certain employees of the Company terminated their employment with the Company and created a new company, Interactive Alchemy, Inc. ("IA"). The Company entered into a non-cancelable three-year subcontractor agreement with IA whereby the Company is required to source its custom content development services through IA. The Company provides IA with certain facilities and administrative support for which in exchange it receives a specified amount of support services. Furthermore, the agreement provides for a specified fee sharing arrangement between the Company and IA for all custom content development services provided. During the three month period ended June 30, 2003, the Company incurred approximately $151,000 of fees to IA in connection with this agreement.


10.    SUBSEQUENT EVENTS

       The Company is in the process of raising $1 million to $1.5 million of additional capital through a private placement offering. Under the terms of the offering, the Company intends to sell 20 units at $50,000 each, or a total of $1 million in gross proceeds, with an additional 10 units available for sale at the discretion of the Company, which would increase the gross proceeds to $1.5 million in the event the additional units are issued. Each unit will consist of 50,000 shares of preferred stock and a warrant to purchase 25,000 shares of common stock. The preferred stock in each unit, which will have a par value of $0.01, will be convertible into 100,000 shares of common stock at a price of $0.50 per share (subject to adjustment in certain events). The warrants are exercisable at a price of $1.50 per share and will expire three years after the date of issuance of the warrant. The Company will pay an 8% dividend to holders of the preferred stock, and the dividend will be cumulative. The preferred stock will be non-voting and non-participating. The placement agent is to be paid a commission totaling 10% of gross proceeds, plus a 3% non-accountable expense allowance. Through August 12, 2003, the Company has received subscriptions for approximately $1,000,000 and has extended the offering through August 31, 2003. The Company intends to file a Form 8-K in early September 2003 with the full results of the offering.

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


OVERVIEW

         As of June 30, 2003 we offered to our customers a wide array of e-Learning and training products and services. Our four-product suite (LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc) also lets customers collaborate and present over the Internet in one-to-one, one-to-many, and many-to-many communication formats. Our Web collaboration suite of products is sold in both an application service provider ("ASP") or hosted basis (a periodic license) and on a purchase client hosted basis (client server software sold as a non-periodic, perpetual license). While we are a comprehensive provider of e-Learning products, over the past 15 months we shifted our focus away from our lower margin custom content service business and toward our higher margin software products with particular emphasis since December of 2002 on our Web collaboration and virtual classroom suite led by LearnLinc.

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

       During the three months ended June 30, 2003, the Company had two reportable segments, e-Learning and dental practice management. The e-Learning segment included revenues and operating expenses related to the development and sale of the Company's e-Learning products. The dental practice segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses. There are no intersegment revenues. Summary financial information of these segments is as follows:

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                -------------------------
                                                    2003          2002
                                                ----------     ----------
       Revenues:
          Licenses ........................     $     600      $      12
          Service and maintenance .........           742          1,119
                                                ----------     ----------
             Total e-Learning revenues ....         1,342          1,131
          Dental practice management ......            83          1,171
                                                ----------     ----------
              Total revenues ..............     $   1,425      $   2,302
                                                ==========     ==========

        Operating expenses:
          e-Learning ......................     $   1,522      $   1,222
          Dental practice management ......            50          1,237
                                                ----------     ----------
              Total operating expenses ....     $   1,572      $   2,459
                                                ==========     ==========

       Loss from operations:
          e-Learning ......................     $    (180)     $     (91)
          Dental practice management ......            33            (66)
                                                ----------     ----------
              Total loss from operations ..     $    (147)     $    (157)
                                                ==========     ==========

       Capital expenditures:
          e-Learning ......................     $      --      $      72
          Dental practice management ......            --             --
                                                ----------     ----------
              Total capital expenditures ..     $      --      $      72
                                                ==========     ==========


                                                 JUNE 30,       MARCH 31,
                                                   2003           2003
                                                ----------     ----------
       Total assets:
          e-Learning ......................     $  10,965      $  11,081
          Dental practice management ......         1,225          1,342
                                                ----------     ----------
            Total assets ..................     $  12,190      $  12,423
                                                ==========     ==========


RESULTS OF OPERATIONS

         As of June 30, 2003, we offered to our customers a wide array of e-Learning and training products and services. Since December of 2002 we have placed special emphasis on sales and marketing efforts that have been directed at our virtual classroom Web casting and online collaboration four-product suite led by LearnLinc. We continue to offer for those seeking to manage users and e-Learning content EDT's Learning Management System, which has been combined with a suite of workforce management solutions - which includes Career Planner, Job Seeker, and Performance Coach. For the development of custom online content we offer an award winning content development software, i-Canvas and award winning custom content services, which have been providing proven results for over 15 years. Finally, we offer a library of online courses focused upon the training of executives on essential business topics.

         The Company has implemented its e-Learning strategy. The Company acquired the assets of two e-Learning entities during fiscal 2003 and acquired two e-Learning entities during fiscal 2002.

         On October 1, 2001, the Company acquired all of the outstanding capital stock of Learning-Edge, Inc.; an Arizona based private e-learning company. The Company issued 1,950,000 common shares and $1.1 million of debt under the terms of the acquisition agreement. The debt bears interest at rates ranging from 7.5% to 9.0% and is due in two equal installments on April 1, 2005 and on October 1, 2005, respectively. The Company also assumed approximately $2.9 million of Learning-Edge debt as part of this acquisition. The operating results of Learning-Edge are included with the Company as of October 1, 2001.

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

         On June 14, 2002, the Company acquired certain assets of Quisic Corporation ("Quisic"); a California based private e-Learning company for in an asset purchase and common stock purchase transaction that involved the issuance of 2,000,000 common shares to certain shareholders of Quisic. An additional 500,000 shares of common stock of the Company were contingently issuable upon the achievement of certain cash basis sales targets, as defined, for the 12-month period following the close of the acquisition. As of June 30,2003, the cash basis sales targets were not achieved. The operating results of Quisic have been included in the consolidated operations of the Company commencing June 17, 2002.

         The purchase agreement also provides for the Company to remit to the seller, during the 5 year period following the close of the acquisition, 100% of the first $1,250,000 of proceeds and 50% of the remaining proceeds from the sales of software licenses for certain specified products, as defined, and collection of notes. Since the closing date of the acquisition and through June 30, 2003, the Company has collected funds subject to this provision of the agreement totaling $200,000, all of which has been withheld and not remitted to the seller as of June 30, 2003 in accordance with the Company's understanding of the escrow and indemnity provisions of the Asset Purchase Agreement.

         Effective November 4, 2002, the Company acquired certain assets of Mentergy, Inc. ("Mentergy"), a wholly owned subsidiary of Mentergy, Ltd, in exchange for $500,000 and the assumption of $462,000 of liabilities. In addition, the Company has agreed to pay a royalty of 20% for all revenues collected from the sale or license of LearnLinc software over a three-year period. The first $600,000 of sales is not subject to the royalty. The maximum amount due under the Royalty Agreement is $5,000,000. The Company intends to account for any such amounts collected as additional purchase consideration in accordance with EITF No. 95-8 at the time such amounts are remitted to the seller. As of June 30, 2003, the Company has collected $708,000 related to this royalty agreement and has recorded additional purchase consideration of $21,000. The operating results are included with the Company's as of November 4, 2002.

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


REVENUES

         Total revenues generated for the three months ended June 30, 2003 and June 30, 2002 were $1.4 million and $2.3 million respectively, a decrease of $900,000. e-Learning revenues for the three months ended June 30, 2003 and June 30, 2002 were $1.3 million and $1.1 million, respectively, an increase of $588,000 in licenses and a decrease of $377,000 in e-Learning service and maintenance revenues. The increase is a result of the Company's continuing expansion into the e-Learning marketplace and has been fueled by the acquisitions in fiscal 2003 of certain assets of LearnLinc and Quisic. Revenue from dental contracts decreased by $1.1 million from $1.2 million for the three months ended June 30, 2002 to $83,000 for the three months ended June 30, 2003 due to the previously announced and planned modification and termination of certain dental management service contracts. As anticipated and previously announced, nearly all of those legacy management service agreements terminated during fiscal 2003 and only $200,000 is anticipated to be earned as dental revenue for fiscal 2004.


OPERATING EXPENSES

         Operating expenses consist of research and development, sales and marketing, general and administrative, and depreciation and amortization expenses. The Company incurred operating expenses of $1.6 million for the three months ended June 30, 2003, a decrease of $900,000 from $2.5 million for the three months ended June 30, 2002. This is due to decreases in salaries and wages of $480,000, advertising and printing of $55,000, office expenses of $35,000, telephone of $16,000, $121,000 of legal fees and $372,000 in depreciation and amortization expense. These were offset by increases of $103,000 in product development costs and $103,000 of bad debt expense. The Company has reduced head count from a high of 83 in June of 2002 to 38 at June 30, 2003. In addition, the Company has streamlined its operations by closing non-essential facilities and consolidating those functions in its Phoenix and Troy locations.

         Research and development expenses represent expenses incurred in connection with the provision of e-learning services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses for the three months ended June 30, 2003 and June 30, 2002 were $565,000 and $907,000, respectively, a decrease of $342,000. The decrease is a result of the Company's closure of the Memphis and Los Angeles offices, reducing headcount by 25 since June 30, 2002 and salaries and wages by $278,000.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $312,000 and $360,000 for the three months ended June 30, 2003 and June 30, 2002, respectively, a decrease of $48,000. The decrease is a result of a decrease in advertising and printing of $45,000 and travel expenses of $5,000.

       General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel, office costs and other general corporate expenses. During the three months ended June 30, 2003 and June 30,2002, general and administrative expenses were $588,000 and $713,000, respectively, a decrease of $125,000. The change in General and administrative expenses was primarily due to increases in bad debt expense of $103,000, $25,000 in other taxes and $18,000 in occupancy costs; and decreases in legal fees of $121,000, compensation and related benefit expense of $112,000, office expenses of $14,000, investor relations of $26,000, and travel expenses of $10,000. The Company continues efforts to reduce overhead, with those efforts including the elimination of facilities, equipment, and personnel.

         For the three months ended June 30, 2003 and June 30, 2002 depreciation and amortization expense was $107,000 and $479,000, respectively. Beginning in fiscal 2003 the Company ceased amortizing goodwill in accordance with SFAS No.
142. The decrease is also attributed to the modification and termination of the service agreements that returned ownership of the dental practice equipment to the related dental practices.


INTEREST EXPENSE

         Interest expense of $351,000 in for the three months ended June 30, 2003 decreased by $64,000 from $415,000 for the three months ended June 30, 2002. The decrease was primarily a result of a reduction in interest expense associated with the Company's interest bearing liabilities.

GAIN ON TERMINATION AND RESTRUCTURING OF SERVICE CONTRACTS WITH AFFILIATED PRACTICES

         The gains of $14,000 and $181,000 for the three months ended June 30, 2003 and 2002 relate to a variety of transactions with Affiliated Practices, including the results of negotiated settlements, the results of litigation to enforce contracts and modified service agreements.

GAIN ON SETTLEMENT OF DEBT AND OTHER OBLIGATIONS

       During the three months ended June 30, 2003, the Company recognized a gain of $352,000 relating to a state sales tax settlement. As part of the acquisition of ThoughtWare in January of 2002, the Company assumed a sales and use tax liability of $384,000. On July 29, 2003, the Company was notified by the state taxing authorities that the amount due relating to the sales tax would be removed from the assessment resulting in a net amount due of $32,000. As the purchase allocation period to the acquisition was closed, the $352,000 was recorded as other income rather than a reduction to goodwill.


       INCOME TAX EXPENSE

         The Company recorded no tax benefit during the three months ended June 30, 2003 or 2002 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its e-Learning business strategy. At March 31, 2003, the Company has a net deferred tax asset of $9.9 million with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of six to fourteen years.


       LIQUIDITY AND CAPITAL RESOURCES

        The Company has a working capital deficiency, incurred an operating loss and had negative cash flows from operations during the three months ended June 30, 2003. As part of the Company's legacy business, services were provided to affiliated dental practices in accordance with modified service agreements. Those services generally were access to online enhancement, online payroll processing and online consulting and seminars. As anticipated and previously announced, nearly all of those legacy service agreements terminated during fiscal 2003 which will reduce revenues and cash flow from this source and accordingly will negatively affect the Company's liquidity and operating results. These matters, among others, including those discussed above and the limited operating history as an e-Learning company, raise substantial doubt about the Company's ability to continue as a going concern.

        Management's plan with regard to these matters includes continued development, marketing and licensing of its e-Learning products and services. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to provide adequate cash flows to sustain operations.

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

         The Company's service agreements with affiliated dental practices nearly all terminated during fiscal 2003 which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the three months ended June 30, 2003 and 2002, the Company received $61,000 and $382,000 respectively, in cash from terminating the service agreements with affiliated practices. These cash collections accelerate the date at which the Company will be required to sustain its operations solely on cash collections derived from e-Learning revenues. However, there can be no assurance that the Company's e-Learning strategies will be achieved. The Company currently does not have existing working capital and does not generate positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term.

         As of June 30, 2003, the Company had a working capital deficit of $2.5 million. Current assets included $124,000 in cash, $861,000 in accounts receivable and $223,000 in notes receivable. Current liabilities consisted of $752,000 of deferred revenue, $1.1 million of current maturities of long-term debt and capital leases and $2.0 million in accounts payable and accrued liabilities.

         Cash used in operating activities was $332,000 during the three months ended June 30, 2003 and $832,000 during the three months ended June 30, 2002. Cash used in operating activities during the three months ended June 30, 2003 was primarily attributable to a net loss of $126,000, increases in accounts receivable and prepaid expenses of $186,000 and $68,000, respectively and a decrease in deferred revenue of $65,000. These items were partially offset by $107,000 of depreciation and amortization expense and discount accretion on debt of $57,000. Cash used in operating activities during the three months ended June 30, 2002 was primarily attributable to a net loss of $355,000, decreases in deferred revenue and accounts payable and accrued liabilities of $549,000 and $406,000, respectively. These items were offset by $479,000 of depreciation and amortization expense.

         Cash provided by investing activities was $118,000 and $647,000 for the three months ended June 30, 2003 and June 30, 2002, respectively. Cash provided by investing activities for the three months ended June 30, 2003 was primarily due to $78,000 from the repayment of notes receivable and proceeds received from practice terminations of $61,000. Cash provided by investing activities during the three months ended June 30, 2002 was primarily due to proceeds received from practice terminations of $382,000 and the repayment of notes receivable of $337,000.

         Cash used in financing activities was $71,000 during the three months ended June 30, 2003, and $235,000 during the three months ended June 30, 2002. Cash used in financing activities during the three months ended June 30, 2003 was due to the repayment of debt and capital leases of $71,000. Cash used in financing activities during the three months ended June 30, 2002 was primarily attributable to the repayment of debt and capital leases totaling $252,000.

         The Company is in the process of raising $1 million to $1.5 million of additional capital through a private placement offering. Under the terms of the offering, the Company intends to sell 20 units at $50,000 each, or a total of $1 million in gross proceeds, with an additional 10 units available for sale at the discretion of the Company, which would increase the gross proceeds to $1.5 million in the event the additional units are issued. Each unit will consist of 50,000 shares of preferred stock and a warrant to purchase 25,000 shares of common stock. The preferred stock in each unit, which will have a par value of $0.01, will be convertible into 100,000 shares of common stock at a price of $0.50 per share (subject to adjustment in certain events). The warrants are exercisable at a price of $1.50 per share and will expire three years after the date of issuance of the warrant. The Company will pay an 8% dividend to holders of the preferred stock, and the dividend will be cumulative. The preferred stock will be non-voting and non-participating. The placement agent is to be paid a commission totaling 10% of gross proceeds, plus a 3% non-accountable expense allowance. Through August 12, 2003, the Company has received subscriptions for approximately $1,000,000 and has extended the offering through August 31, 2003. The Company intends to file a Form 8-K in early September 2003 with the full results of the offering.

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

         In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). The Learning-Edge Notes bear interest at rates ranging from at 7.5% to 9.0% and are due in two equal installments on April 5, 2005 and on October 1, 2005, respectively. If the Company raises additional capital equal to or in excess of $3 million, 25% of the principal of the Learning-Edge Notes is to be repaid. For each $500,000 raised above $3 million, the repayment percentage increases by 15%. If more than $5 million is raised, 100% of the principal of the Learning-Edge Notes is to be repaid. The holders of the Learning-Edge Notes waived the accelerated payment schedule in relation to the Offering.

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

         In connection with the IPO, the Company issued $468,000 of notes payable to certain shareholders formerly owning preferred stock. The notes bear 6% interest and were originally payable on the earlier of March 30, 2003 or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO. During the three months ended June 30, 2003 and the year ended March 31, 2003, $4,000 and $58,000 of accrued interest on certain of these notes was added to the principal balance and the maturity date was extended to April 1, 2005. The new principal balance on the extended notes is $267,000 and the interest rate was increased to 10%. The remaining $124,000 is currently past due.

         In connection with the acquisition of certain assets of LearnLinc Corporation, the Company issued a $250,000 note payable. The note bears interest at 6% with quarterly interest payments and is due on December 13, 2003.

         Effective May 1, 2003, certain employees of the Company terminated their employment with the Company and created a new company, Interactive Alchemy, Inc. ("IA"). The Company entered into a non-cancelable three-year subcontractor agreement with IA whereby the Company is required to source its custom content development services through IA. The Company provides IA with certain facilities and administrative support for which in exchange it receives a specified amount of support services. Furthermore, the Company's fee sharing arrangement generally provides for the Company and IA to receive 20% and 80% of all custom content development services provided, respectively.


CONTRACTUAL OBLIGATIONS

 The following schedule details all of the Company's indebtedness and the required payments related to such obligations at June 30, 2003 (in thousands):

                                                 DUE IN                    DUE IN       DUE IN
                                                LESS THAN     DUE IN        YEAR      YEARS FOUR    DUE AFTER
                                     TOTAL      ONE YEAR     YEAR TWO       THREE      AND FIVE     FIVE YEARS
                                   ---------    ---------    ---------    ---------    ---------    ---------
Long term debt ...............     $  8,556     $    596     $  1,653     $    532     $     --     $  5,775
Capital lease obligations ....          628          502          115           11           --           --
Operating lease obligations ..        2,338          619          556          506          391          266
Base salary commitments
   under employment
   agreements ................          840          465          375           --           --           --
                                   ---------    ---------    ---------    ---------    ---------    ---------
Total contractual obligations      $ 12,362     $  2,182     $  2,698     $  1,049     $    391     $  6,041
                                   =========    =========    =========    =========    =========    =========

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

         Our critical accounting policies and estimates are included in the Company's annual report on Form 10-K for the year ended March 31, 2003 as filed with the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. In general, any non-software deliverables are within the scope of SOP 97-2 if the software deliverable is essential to its functionality. Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning after ratification by the FASB, which is expected to be August 13, 2003. The Company believes the adoption of EITF 03-5 will not have a material impact on the Company's financial position or results of operations.

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

YOUR OWNERSHIP INTEREST IN THE COMPANY WILL BE DILUTED UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE

         On June 30, 2003, 17,042,504 shares of our common stock were outstanding, of which 1,244,713 were held in treasury, and 14,782,000 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in the Company.

The following shares were reserved for issuance as of June 30, 2003:

         o Issued and outstanding stock options to purchase shares totaling approximately 1,788,000;
         o Issued and outstanding warrants to purchase shares totaling approximately 6,648,000;
         o A restricted stock grant to receive shares totaling approximately 450,000;
         o Shares issuable upon the conversion of convertible redeemable subordinated notes totaling approximately 5,775,000; and
         o Shares issuable upon the conversion of convertible Series A subordinated notes totaling approximately 121,000.

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

WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES.

         A high percentage of our revenue is attributable to one-time purchases by our customers rather than long term recurring contracts. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger better-capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins.

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

       As of June 30, 2003, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $3.8 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtness bear fixed interest rates of 6% to 9%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.


ITEM 4.  CONTROLS AND PROCEDURES

       We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed within the 90-day period prior to the filing of this Form 10-Q. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                  None

ITEM 3.       DEFAULTS OF SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

       Additional Disclosures Concerning Mr. Brian L. Berry: Brian Berry has served as EDT Learning's Vice President of Finance and principal financial officer since August of 2002 and prior to that served as the Corporate Controller for the Company since October of 1998. In 1999, the Securities and Exchange Commission initiated a Rule 102(e) proceeding against Mr. Berry, among others, in his role as manager for Coopers & Lybrand and their audit of the fiscal 1994 financial statements of California Micro Devices, Inc. An administrative hearing was held in 2000 and the Administrative Law Judge dismissed the claim in 2001. Subsequently, the Division of Enforcement of the SEC appealed that decision and on July 29, 2003, the SEC reversed the decision of the Administrative Law Judge, finding that Mr. Berry, among others, violated Generally Accepted Auditing Standards in connection with certain limited aspects of the audit. It was undisputed that senior management of California Micro Devices, in connection with the audit, intentionally misled Mr. Berry and the Coopers & Lybrand audit team. The SEC has concluded that Mr. Berry should be barred from practicing before it. Mr. Berry intends to appeal the decision of the Commission and seek a stay of the order. Based on a motion filed by Mr. Berry, the Commission has granted a 60 day stay of their own decision, in order to allow him to seek similar relief from the Court of Appeals. Mr. Berry will be seeking to overturn the Commission's ruling and to reinstate the dismissal of the claim against him. The Company cannot predict at this time what, if any, impact the Commission's decision will have on Mr. Berry's role with the Company.

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

    ++3.6      Certificate of Designations of Series A Preferred Stock

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

    4.7(8)     Form of Convertible Redeemable Subordinated Note

    4.8(8)     Form of Redeemable Warrant (2002 Private Placement Offering)

    ++4.9      Form of Redeemable Warrant (2003 Private Placement Offering)

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

    ++10.17 Subcontractor Agreement between EDT Learning, Inc. and Interactive Alchemy, Inc.

    6(13)      Letter re Change in Certifying Accountant

    ++31.1     Chief Executive Officer Section 302 Certification

    ++31.2     Principal Financial Officer Section 302 Certification

    ++32.1     Chief Executive Officer Section 906 Certification

    ++32.2     Principal Financial Officer Section 906 Certification

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

A Report on Form 8-K was filed July 1, 2003 furnishing under Item 12 our press release announcing our operating results for the year ended March 31, 2003.

A Report on Form 8-K was filed August 13, 2003 furnishing under Item 12 our press release announcing our operating results for the quarter ended June 30, 2003.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, EDT Learning, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               EDT LEARNING, INC.


Dated: August 14, 2003

                                               By: /s/ James M. Powers, Jr.
                                                   -----------------------------
                                               Chairman of the Board, President
                                               and Chief Executive Officer


                                               By: /s/ Brian L. Berry
                                                   -----------------------------
                                               Vice President of Finance
                                               (Principal Financial Officer)