Form 10-Q
period 2003-09-30
EDT LEARNING INC
filed 2003-11-06
CIK 1042291

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 ______________

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

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

                                 ______________


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 5, 2003 was 17,370,013, net of shares held in treasury.

================================================================================

                             FORM 10-Q REPORT INDEX



PART I--FINANCIAL INFORMATION                                               PAGE
-----------------------------                                               ----

Item 1--Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2003
        (Unaudited) and March 31, 2003.....................................   3

        Unaudited Condensed Consolidated Statements of Operations for the
        Three and Six Months Ended September 30, 2003 and 2002.............   4

        Unaudited Condensed Consolidated Statement of Changes in Shareholders'
        Equity for the Six Months Ended September 30, 2003.................   5

        Unaudited Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended September 30, 2003 and September 30, 2002.........   6

        Notes to Unaudited Condensed Consolidated Financial Statements.....   7

Item 2--Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................  17

Item 3--Quantitative and Qualitative Disclosures about Market Risk.........  30

Item 4--Controls and Procedures............................................  30

PART II--OTHER INFORMATION

Item 1--Legal Proceedings..................................................  30

Item 2--Change in Securities and Use of Proceeds...........................  31

Item 3--Defaults of Senior Securities......................................  31

Item 4--Submission of Matters to a Vote of Security Holders................  32

Item 5--Other Information..................................................  32

Item 6--Exhibits and Reports on Form 8-K...................................  33

Signatures.................................................................  35

Certifications.............................................................  36


         A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available for free on the Company's website, www.edtlearning.com, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      EDT LEARNING, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     SEPTEMBER 30,
                                                                                         2003        MARCH 31,
                                                                                      (UNAUDITED)    2003 (A)
                                                                                       ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $     578    $     409
   Accounts receivable, net of allowance for doubtful accounts of $279 and $425,
   respectively ....................................................................         986          675
   Notes receivable, net of allowance for doubtful accounts of $391 and $553,
     respectively ..................................................................         410          270
   Prepaid and other current assets ................................................         111           33
                                                                                       ----------   ----------
     Total current assets ..........................................................       2,085        1,387

Property and equipment, net ........................................................         393          485
Goodwill ...........................................................................       8,953        8,823
Intangible assets, net .............................................................       1,184        1,346
Notes receivable, net of allowance for doubtful accounts of $306 and $607,
      respectively .................................................................         172          326
 Other assets ......................................................................          58           56
                                                                                       ----------   ----------
     Total assets ..................................................................   $  12,845    $  12,423
                                                                                       ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ...............................................   $     446    $     728
   Accounts payable and accrued liabilities ........................................       1,993        2,040
   Current portion of capital lease liabilities ....................................         404          462
   Current portion of deferred revenue .............................................         629          817
                                                                                       ----------   ----------
     Total current liabilities .....................................................       3,472        4,047

Long term debt, less current maturities, net of discount of $1,924 and $2,038,
      respectively .................................................................       5,186        5,863
Capital lease liabilities, less current maturities .................................          34          193
                                                                                       ----------   ----------
     Total liabilities .............................................................       8,692       10,103
                                                                                       ----------   ----------

Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $.001 par value 10,000,000 shares authorized,
     150,000 and 0 issued, respectively (aggregate liquidation preference
     $1,500,000) ...................................................................          --           --
   Common stock, $.001 par value, 40,000,000 shares authorized, 18,614,726 and
     17,018,184 issued, respectively ...............................................          19           17
   Additional paid-in capital ......................................................      35,534       32,854
   Accumulated deficit .............................................................     (30,149)     (29,300)
   Less:  1,244,713 treasury share at cost .........................................      (1,251)      (1,251)
                                                                                       ----------   ----------
     Total shareholders' equity ....................................................       4,153        2,320
                                                                                       ----------   ----------
     Total liabilities and shareholders' equity ....................................   $  12,845    $  12,423
                                                                                       ==========   ==========

(A)      Derived from the audited consolidated financial statements as of March 31, 2003.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      3


                                    EDT LEARNING, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                                2003         2002       2003         2002
                                                              ---------   ---------   ---------   ---------
Revenues
   Licenses ...............................................   $    589    $     41    $  1,189    $     53
   Service and maintenance ................................        804       1,100       1,546       2,219
                                                              ---------   ---------   ---------   ---------
       Total e-Learning revenue ...........................      1,393       1,141       2,735       2,272

   Dental contract revenue ................................         34         821         117       1,993
                                                              ---------   ---------   ---------   ---------
       Total revenues .....................................      1,427       1,962       2,852       4,265
                                                              ---------   ---------   ---------   ---------

 Operating expenses
   Research and development ...............................        644         931       1,209       1,838
   Sales and marketing ....................................        399         491         711         851
   General and administrative .............................        425         722       1,013       1,435
   Depreciation and amortization ..........................         96         452         203         933
                                                              ---------   ---------   ---------   ---------
       Total operating expenses ...........................      1,564       2,596       3,136       5,057
                                                              ---------   ---------   ---------   ---------

Loss from operations ......................................       (137)       (634)       (284)       (792)

   Interest expense .......................................       (309)       (411)       (660)       (824)
   Interest income and other ..............................         15          56          21          92
   Gain on termination of service agreements
        with Affiliated Practices .........................         --         635          14         815
   Gain (loss) on settlement of debt and other
        obligations .......................................        (30)         --         322          --
                                                              ---------   ---------   ---------   ---------

 Loss before income taxes .................................       (461)       (354)       (587)       (709)
   Income taxes ...........................................         --          --          --          --
                                                              ---------   ---------   ---------   ---------

Net loss ..................................................       (461)       (354)       (587)       (709)
Preferred stock dividends .................................        (15)         --         (15)         --
Imputed preferred stock dividends .........................       (247)         --        (247)         --
                                                              ---------   ---------   ---------   ---------
Loss available to common shareholders .....................   $   (723)   $   (354)   $   (809)   $   (709)
                                                              =========   =========   =========   =========

Net loss per share - basic and diluted ....................   $  (0.05)   $  (0.02)   $  (0.05)   $  (0.05)
                                                              =========   =========   =========   =========

Number of shares used in calculation of loss per share,
    basic and diluted .....................................     16,025      16,637      15,911      15,572
                                                              =========   =========   =========   =========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                     4


                                              EDT LEARNING, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                          (UNAUDITED)
                                                         (IN THOUSANDS)

                                       CONVERTIBLE PREFERRED
                                              STOCK              COMMON STOCK      ADDITIONAL                           TOTAL
                                       --------------------   -------------------   PAID-IN  ACCUMULATED  TREASURY  SHAREHOLDERS'
                                         SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL    DEFICIT      STOCK       EQUITY
                                       ---------  ---------   --------   --------   --------   --------    --------    --------
Balances, April 1, 2003 ............         --   $     --     17,018   $     17   $ 32,854   $(29,300)   $ (1,251)   $  2,320

Issuances of common stock ..........         --         --         25         --         14         --          --          14
Repricing of warrants ..............         --         --         --         --         12         --          --          12
Vesting of restricted stock grant ..         --         --         --         --         20         --          --          20
Issuance of convertible preferred
  stock in private placement (net
  of expenses of $212) .............        150         --         --         --      1,288         --          --       1,288
Notes payable converted to
  common stock .....................         --         --      1,572          2      1,099         --          --       1,101
Preferred stock dividends ..........         --         --         --         --         --        (15)         --         (15)
Imputed preferred stock
   dividends .......................         --         --         --         --        247       (247)         --          --
Net loss ...........................         --         --         --         --         --       (587)         --        (587)
                                       ---------  ---------   --------   --------   --------   --------    --------    --------

Balances, September 30, 2003 .......        150   $     --     18,615   $     19   $ 35,534   $(30,149)   $ (1,251)   $  4,153
                                       =========  =========  =========  =========  =========  =========   =========   =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                               5


                                        EDT LEARNING, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                                    (UNAUDITED)
                                                  (IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               -------------------
                                                                                                2003        2002
                                                                                               --------   --------
Net cash used in operating activities ......................................................   $  (902)   $(1,415)
                                                                                               --------   --------

Cash flows from investing activities:
   Repayments of notes receivable ..........................................................       155        388
   Proceeds from practice terminations .....................................................        61        940
   Acquisition, royalty earnout ............................................................      (130)        --
   Capital expenditures ....................................................................        --        (83)
   Issuance of notes receivable ............................................................        --        (85)
                                                                                               --------   --------
     Net cash provided by investing activities .............................................        86      1,160
                                                                                               --------   --------

Cash flows from financing activities:
   Proceeds from issuance of convertible preferred stock ...................................     1,500         --
   Repayment of long-term debt .............................................................      (180)      (171)
   Repayment of capital lease liabilities ..................................................      (108)      (259)
   Proceeds from stock option exercise .....................................................        --         19
   Convertible preferred stock issuance costs ..............................................      (212)        --
   Preferred dividends .....................................................................       (15)        --
                                                                                               --------   --------
     Net cash used in financing activities .................................................       985       (411)
                                                                                               --------   --------

Net change in cash and cash equivalents ....................................................       169       (666)
Cash and cash equivalents, beginning of period .............................................       409      1,498
                                                                                               --------   --------

Cash and cash equivalents, end of period ...................................................   $   578    $   832
                                                                                               ========   ========

Non cash investing and financing activities:
   Subordinated notes, Series A conversion into common shares ..............................   $   849    $    --
   Issuance of common stock for acquisitions ...............................................        --      2,307
   Convertible subordinated notes offset against receivables from affiliated practices .....        --        307


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                        6

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

       The Company began in March of 1998 as a dental practice management company under the name Pentegra Dental Group, Inc. Its formation included the simultaneous rollup of dental practices ("Affiliated Practices") and an initial public offering (the "IPO") raising $25 million in initial capital. The Company's initial goals were to provide training and practice enhancement services to its affiliated dental practices spread over 31 states. The Company subsequently shifted its focus away from the dental practice management industry and toward the e-Learning sector in the summer of 2001, and changed its name to EDT Learning, Inc. The Company has elected not to enter into new dental practice management contacts, and intends to not renew existing dental practice management contracts as they expire.

       The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended September 30, 2003 and 2002.

       Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K as of and for the year ended March 31, 2003, as filed with the SEC.

       The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company changed its business model from a dental practice management company to an e-Learning company in the summer of 2001. The Company is currently implementing its e-Learning strategy and has a limited operating history in the e-Learning business.

        The Company had a working capital deficiency, and incurred an operating loss and had negative cash flows from operations during the three and six months ended September 30, 2003 and during fiscal 2003. As part of the Company's legacy business, services were provided to affiliated dental practices in accordance with modified service agreements. Those services generally were access to online enhancement, online payroll processing and online consulting and seminars. As anticipated and previously announced, nearly all of those legacy service agreements terminated during fiscal 2003 which will reduce revenues and cash flow from this source and accordingly will negatively affect the Company's liquidity and operating results. These matters, among others, including those discussed above and the limited operating history as an e-Learning company, raise substantial doubt about the Company's ability to continue as a going concern.

       Management's plan with regard to these matters include continued development, marketing and licensing of its e-Learning products and services through both internal growth and acquisition. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to provide adequate cash flows to sustain operations. Continuation of the Company is dependent on the Company's ability to raise additional equity or debt capital, to increase its e-Learning revenues, to generate positive cash flows from operations and to achieve profitability. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.


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

RECLASSIFICATIONS

Certain prior year balances in the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

  The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three and six months ended September 30, 2003 and 2002.

                                              SIX MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------------
                                                2003                2002
                                          ------------------ -------------------
Risk free interest rate                     3.88% - 4.45%          4.17%
Dividend yield                                   0%                  0%
Volatility factors of the expected
   market price of the Company's
   common stock                              70% - 139%             90%
Expected life of options
                                              10 years            10 years

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                       2003     2002        2003     2002
                                                      -------  -------     -------  -------
Loss, available to common shareholders, as ........   $ (723)  $ (354)     $ (849)  $ (709)
   reported
Plus: Stock based employee compensation expense
   included in reported net income (loss) .........       --       --          --       --
Less: Total stock based employee compensation
   expense determined using fair value based
   method .........................................      (28)     (47)        (86)    (217)
                                                      -------  -------     -------  -------
Pro forma net income (loss) .......................   $ (751)  $ (401)     $ (935)  $ (926)
                                                      =======  =======     =======  =======

Loss per share:
Basic and diluted - as reported ...................   $(0.05)  $(0.02)     $(0.05)  $(0.05)
                                                      =======  =======     =======  =======
Basic and diluted - pro forma .....................   $(0.05)  $(0.02)     $(0.06)  $(0.06)
                                                      =======  =======     =======  =======

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

       In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

       In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. The consensus was reached that SOP 97-2 is applicable to any non-software deliverables if the software deliverable is essential to its functionality. Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning after August 13, 2003. The adoption of EITF 03-5 did not have a material impact on the Company's consolidated financial position or results of operations.


3.     EARNINGS PER SHARE

       Basic earnings per share are computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during the period. For the three and six months ended September 30, 2003 and 2002, options and warrants to purchase 9,531,977 and 8,606,018 shares of common stock were excluded from the computation of diluted loss per share because of their anti-dilutive effect. Furthermore, a restricted stock grant of 450,000 shares and 3,000,000 shares issuable upon conversion of the Company's convertible preferred stock have been excluded from the diluted loss per share calculations.

4.     SEGMENT INFORMATION

       During the three and six months ended September 30, 2003 and 2002, the Company had two reportable segments, e-Learning and dental practice management. The e-Learning segment included revenues and operating expenses related to the development and sale of the Company's e-Learning products. The dental practice management segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses. There are no intersegment revenues. Summary financial information of the segments is as follows:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                       -------------------   -------------------
                                         2003       2002       2003       2002
                                       --------   --------   --------   --------
Revenues:
   Licenses .........................  $   589    $    41    $ 1,189    $    53
   Service and maintenance ..........      804      1,100      1,546      2,219
                                       --------   --------   --------   --------
      Total e-Learning revenues .....    1,393      1,141      2,735      2,272
   Dental practice management .......       34        821        117      1,993
                                       --------   --------   --------   --------
       Total revenues ...............  $ 1,427    $ 1,962    $ 2,852    $ 4,265
                                       ========   ========   ========   ========

 Operating expenses:
   e-Learning .......................  $ 1,641    $ 1,967    $ 3,163    $ 3,191
   Dental practice management .......      (77)       629        (27)     1,866
                                       --------   --------   --------   --------
       Total operating expenses .....  $ 1,564    $ 2,596    $ 3,136    $ 5,057
                                       ========   ========   ========   ========

Loss from operations:
   e-Learning .......................  $  (248)   $  (826)   $  (428)   $  (919)
   Dental practice management .......      111        192        144        127
                                       --------   --------   --------   --------
       Total loss from operations ...  $  (137)   $  (634)   $  (284)   $  (792)
                                       ========   ========   ========   ========

Capital expenditures:
   e-Learning .......................  $    --    $    --    $    --    $    83
   Dental practice management .......       --         --         --         --
                                       --------   --------   --------   --------
       Total capital expenditures ...  $    --    $    --    $    --    $    83
                                       ========   ========   ========   ========


                                                   SEPTEMBER 30,     MARCH 31,
                                                       2003            2003
                                                   -------------   -------------
Total assets:
   e-Learning...................................   $     11,448    $     11,081
   Dental practice management...................          1,397           1,342
                                                   -------------   -------------
     Total assets...............................   $     12,845    $     12,423
                                                   =============   =============

5.  GOODWILL AND INTANGIBLE ASSETS, NET

       Goodwill consisted of the following:

                                                      SEPTEMBER 30,   MARCH 31,
                                                         2003           2003
                                                      ------------  ------------
                                                           (IN THOUSANDS)
        Goodwill...................................   $     8,953   $     8,823
                                                      ============  ============

       The changes in the carrying amount of the goodwill for the six months ended September 30, 2003:


                                                                     LEARNING
                                                                      SEGMENT
                                                                    ------------

       Balance, March 31, 2003...................................   $     8,823
          LearnLinc royalty earnout..............................           130
                                                                    ------------
       Balance, September 30, 2003...............................   $     8,953
                                                                    ============

       Intangible assets consisted of the following (in thousands):

                                               SEPTEMBER 30, 2003
                                  ----------------------------------------------
                                  GROSS CARRYING    ACCUMULATED
                                      AMOUNT       AMORTIZATION        NET
                                  --------------  --------------  --------------
AMORTIZED INTANGIBLE ASSETS:
   Deferred offering costs......  $         857   $        (128)  $         729
   Purchase software............            675            (231)            444
   Customer relationship........             32             (21)             11
                                  --------------  --------------  --------------
                                  $       1,564   $        (380)  $       1,184
                                  ==============  ==============  ==============

                                                  MARCH 31, 2003
                                  ----------------------------------------------
                                  GROSS CARRYING    ACCUMULATED
                                     AMOUNT        AMORTIZATION        NET
                                  --------------  --------------  --------------
AMORTIZED INTANGIBLE ASSETS:
   Deferred offering costs......  $       1,020   $        (249)  $         771
   Purchase software............            675            (118)            557
   Customer relationship........             32             (14)             18
                                  --------------  --------------  --------------
                                  $       1,727   $        (381)  $       1,346
                                  ==============  ==============  ==============


6.   ACCOUNT PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities consisted of the following:

                                                    SEPTEMBER 30,    MARCH 31,
                                                        2003           2003
                                                    -------------  -------------
                                                          (IN THOUSANDS)
Accounts payable trade............................  $        759   $        681
Accrued state sales tax...........................            38            384
Accrued interest..................................           287            310
Amount payable to Quisic shareholders.............           250            150
Amounts related to acquisitions...................            46             73
Accrued salaries and related benefits.............           145            160
Amount payable to third party providers...........           221             37
Deferred rent liability...........................           100             89
Lease termination liability.......................            89            101
Other.............................................            58             55
                                                    -------------  -------------
   Total accounts payable and accrued liabilities.  $      1,993   $      2,040
                                                    =============  =============

7.     LONG-TERM DEBT

       Long-term debt consisted of the following:

                                                    SEPTEMBER 30,    MARCH 31,
                                                        2003           2003
                                                    -------------  -------------
                                                          (IN THOUSANDS)

    Convertible redeemable subordinated notes.....  $      5,775   $      5,775
    Subordinated notes, Series A..................            --            849
    Subordinated promissory notes.................         1,072          1,072
    Shareholders' notes payable...................           327            430
    Notes payable.................................           382            503
                                                    -------------  -------------
                                                           7,556          8,629
    Less: current portion of long-term debt.......          (446)          (728)
          Discount................................          (962)        (1,019)
          beneficial conversion feature...........          (962)        (1,019)
                                                    -------------  -------------
    Long-term debt................................  $      5,186   $      5,863
                                                    =============  =============

       In March 2002, the Company completed a Private Placement Offering (the "Offering") raising capital of $5,775,000. Under the terms of the Offering, the Company issued convertible redeemable subordinated notes ("the notes") and warrants to purchase 5,775,000 shares of the Company's common stock. The notes bear interest at 12% per annum and require quarterly interest payments with the principal due at maturity on March 29, 2012. The note holders may convert the notes into shares of the Company's common stock at a price equal to $1.00 per share. The Company may force redemption of the notes into shares of the Company's common stock at the conversion price, if at any time the closing price of the Company's common stock equals or exceeds $3.00 per share for 20 consecutive trading days. The notes are subordinated to any present or future senior indebtedness, with no waiver required. The placement agent was paid a commission of $577,500, or 10% of the gross proceeds, plus $173,250, which represented a 3% non-accountable expense fee and received a warrant to purchase $577,500 of convertible redeemable subordinated notes with detachable warrants to purchase 577,500 shares of the Company's common stock at the same terms and with the same provisions as the Offering.

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

        On September 19, 2003, $849,000 or all of the outstanding Subordinated Notes, Series A ("Series A Notes") were converted into the Company's common stock. The conversion price of $0.54 was determined using the average of the preceding twenty days closing price of the Company's common stock. Based on the amount of outstanding debt, divided by the conversion price, the Company issued 1,572,222 common shares to the holders of the Series A Notes. The Company also recorded a $252,000 charge (reflected in gain (loss) on settlement of debt) associated with the conversion due to the closing price of the Company's common stock on the day of conversion being greater that the conversion price. Holders of $253,000 of the Series A debt were related parties of the Company.

       In connection with the IPO, the Company issued $468,000 of notes payable to certain shareholders formerly owning preferred stock. The notes bear 6% interest and were originally payable on the earlier of March 30, 2003 or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO. During the six months ended September 30, 2003 and the year ended March 31, 2003, $4,000 and $58,000 of accrued interest on certain of these notes was added to the principal balance and the maturity date was extended to April 1, 2005. The new principal balance on the extended notes is $267,000 and the interest rate was increased to 10%. The remaining $60,000 in principal amount of these notes is currently past due.

       In connection with the acquisition of certain assets of LearnLinc Corporation, the Company issued a $250,000 note payable. The note bears interest at 6% with quarterly interest payments and is due on December 13, 2003.

       The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to September 30, 2003 were as follows (in thousands):


Amounts past due...................................................  $      60
2004...............................................................        386
2005...............................................................        803
2006...............................................................        532
2007...............................................................         --
2008...............................................................         --
Thereafter.........................................................      5,775
                                                                     -----------
                                                                     $   7,556
                                                                     ===========

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

       Under the Plan, the Company is authorized to issue 3,500,000 shares of Common Stock pursuant to "Awards" granted to officers and key employees in the form of stock options and restricted stock grants.

       There were 2,134,313 options granted under the Plan at September 30, 2003. The Compensation Committee administers the Plan. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a one to five year period.

       Following is a summary of the status of the Company's stock options as of September 30, 2003:

                                                                                          WEIGHTED
                                                            NUMBER OF     WEIGHTED        AVERAGE
                                                             SHARES       AVERAGE        FAIR-VALUE
                                                           UNDERLYING     EXERCISE       OF OPTIONS
                                                             OPTIONS        PRICES         GRANTED
                                                          -------------  -------------  -------------
          Outstanding at March 31, 2003.................     1,835,865   $       1.82

          Granted.......................................       322,500           0.49   $      0.37
                                                                                        =============
          Exercised.....................................            --             --
          Forfeited.....................................       (24,052)          0.66
          Expired.......................................            --             --
                                                          -------------  -------------
          Outstanding at September 30, 2003.............     2,134,313   $       1.56
                                                          =============  =============

       The following table summarizes information about stock options outstanding at September 30, 2003:

                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                     -----------------------------------------------   --------------------------
                                    WEIGHTED             NUMBER OF                     WEIGHTED
                                    AVERAGE     WEIGHTED AVERAGE                       AVERAGE
                      NUMBER OF     EXERCISE   REMAINING CONTRACTUAL    NUMBER OF      EXERCISE
                        SHARES       PRICE         LIFE (YEARS)           SHARES        PRICE
                     ------------ -----------  ---------------------   ------------  ------------
                                             (SHARE DATA IN THOUSANDS)
$ 0.01 - $ 0.99        1,375,581   $  0.53           8.05                  773,253    $  0.53
$ 1.00 - $ 1.99          107,125      1.59           6.95                   97,525       1.56
$ 2.00 - $ 2.99          430,000      2.22           5.78                  378,000       2.25
$ 3.00 - $ 8.50          221,607      7.31           4.60                  201,929       7.52
                     ------------                                      ------------
                       2,134,313                                         1,450,707
                     ============                                      ============

     The following table summarizes information about stock purchase warrants outstanding at September 30, 2003:

                                   WARRANTS OUTSTANDING                  WARRANTS EXERCISABLE
                     -----------------------------------------------   --------------------------
                                    WEIGHTED             NUMBER OF                     WEIGHTED
                                    AVERAGE     WEIGHTED AVERAGE                       AVERAGE
                      NUMBER OF     EXERCISE   REMAINING CONTRACTUAL    NUMBER OF      EXERCISE
                        SHARES       PRICE         LIFE (YEARS)           SHARES        PRICE
                     ------------ -----------  ---------------------   ------------  ------------
                                             (SHARE DATA IN THOUSANDS)
$ 0.42 - $ 0.42          543,182   $  0.42           7.89                  543,182    $  0.42
$ 0.44 - $ 0.44          132,972      0.44           7.95                  132,972       0.44
$ 0.50 - $ 0.50           25,000      0.50           2.25                   25,000       0.50
$ 1.50 - $ 1.50          921,510      1.50           3.89                  921,510       1.50
$ 3.00 - $ 3.00        5,775,000      3.00           1.49                5,775,000       3.00
                     ------------                                      ------------
                       7,397,664                                         7,397,664
                     ============                                      ============

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

        On September 16, 2003, the Company completed the private placement of convertible preferred stock with detachable warrants. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee. In addition, the placement agent received a warrant to purchase 3 units at the same terms of the original units (see Note 10).

        The placement agent was paid a commission of $577,500, or 10% of the gross proceeds, plus $173,250, which represented a 3% non-accountable expense fee and received a warrant to purchase $577,500 of convertible redeemable subordinated notes with detachable warrants to purchase 577,500 shares of the Company's common stock at the same terms and with the same provisions as the Offering.

9.     COMMITMENTS AND CONTINGENCIES

       The Company is subject to various commitments and contingencies as described in Note 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2003. The significant items included were Lease Commitments, Employment Agreements, Litigation and Royalty Agreements. During the six month period ended September 30, 2003, the following commitments and contingencies arose or were settled:

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

         During the three months ended September 30, 2003, the Company was successful in settling long-term debts and acquisition related liabilities at amounts less than their recorded values. The Company paid $89,000 in order to settle debts of $260,000 during the three months ended September 30, 2003. Accordingly the Company has recorded the difference of $171,000 as other income in the period. In addition, the Company removed $51,000 of accounts payable related to its acquisitions of Learning-Edge, Inc. and ThoughtWare Technologies, Inc. since it determined these amounts were not valid claims against the Company. As the purchase allocation period related to these acquisitions was closed, the $51,000 was recorded as other income rather than a reduction to goodwill.

       Effective May 1, 2003, certain employees of the Company terminated their employment with the Company and created a new company, Interactive Alchemy, Inc. ("IA"). The Company entered into a non-cancelable three-year subcontractor agreement with IA whereby the Company is required to source its custom content development services through IA. The Company provides IA with certain facilities and administrative support for which in exchange it receives a specified amount of support services. Furthermore, the agreement provides for a specified fee sharing arrangement between the Company and IA for all custom content development services provided. During the three and six month periods ended September 30, 2003, the Company incurred approximately $182,000 and $333,000 of fees to IA in connection with this agreement.

       The Company has pending lawsuits against several affiliated practices for defaulting in the payment of the required service fees and it attempting to collect upon a judgment against one other affiliated practice. The Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Previously disclosed litigation involving the Company and Computer Associates International Inc., settled at mediation, without the terms of the settlement being disclosed.

       On November 4, 2002, two former employees of Quisic Corporation, filed suit in the Superior Court of the State of California claiming damages in the amount of $6.4 million against the Board of Directors of Quisic Corporation resulting from their employment termination by Quisic alleging among other things breach of contract. The Company is a third party defendant with an allegation of successor liability to the extent the Quisic defendants are found liable and to the extent the plaintiffs prove successor liability by the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction and does not believe it has any successor liability. The Company believes that it will prevail in these matters.

       On June 11, 2003, Kepner-Tregoe, Inc. filed suit in the Supreme Court of the State of New York, County of New York, on Internal & External Communications, Inc., Quisic Corporation, Investor Growth Capital, Ltd., Investor Group, L.P., Leeds Equity Partners III, L.P., et al. seeking to collect an arbitration award against Quisic in the amount of $1,701,331. The defendants have filed a motion to dismiss and EDT Learning has filed a verified answer in this matter denying any liability. The Company is a third party defendant with an allegation of successor liability to the extent the Quisic defendants are found liable and to the extent the plaintiff proves successor liability by the Company. The Company believes that it will not have liability in this matter to the plaintiff.

       While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur in the two Quisic acquisition lawsuits, the impact could be material to the Company.


10.    PRIVATE PLACEMENT OFFERING

        On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events, with a floor of $0.30), and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company will pay an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000. The Company plans on using the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities.

        The cash proceeds of the private placement of convertible preferred stock was allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 is considered a deemed dividend in the calculation of loss per share.


11.    AMERICAN STOCK EXCHANGE NOTIFICATION

       During the three months ended September 30, 2003, the Company was notified by the American Stock Exchange ("Amex" or "Exchange") that it did not meet certain of the Exchange's continued listing standards. Specifically, the Company was not in compliance with Section 1003(a)(ii) with shareholders' equity of less than $4 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. As of September 30, 2003, the Company is in compliance with this listing standard with shareholders equity of $4.2 million. If in the future, the Company fails to meet the listing standards of the Exchange the Company would be required to submit a plan to the Exchange describing how it intended to re-gain compliance within the Exchange's required time frame, which is generally eighteen months. The Company's ability to continue to meet the Exchange's listing requirements cannot be assured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       STATEMENTS CONTAINED IN THIS FORM 10-Q THAT INVOLVE WORDS LIKE "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, OUR DEPENDENCE ON OUR PRODUCTS OR SERVICES, MARKET DEMAND FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND CHANNEL PARTNERS, OUR ABILITY TO EXPAND OUR TECHNOLOGICAL INFRASTRUCTURE TO MEET THE DEMAND FROM OUR CUSTOMERS, OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED EMPLOYEES, THE ABILITY OF CHANNEL PARTNERS TO SUCCESSFULLY RESELL OUR SERVICES, THE STATUS OF THE OVERALL ECONOMY, THE STRENGTH OF COMPETITIVE OFFERINGS, THE PRICING PRESSURES CREATED BY MARKET FORCES, AND THE OTHER RISKS DISCUSSED HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, TO REFLECT ANY CHANGE IN OUR EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. OUR REPORTS ARE AVAILABLE FREE OF CHARGE AS SOON AS REASONABLY PRACTICABLE AFTER WE FILE THEM WITH THE SEC AND MAY BE OBTAINED THROUGH OUR WEBSITE.


OVERVIEW

         As of September 30, 2003 we offered to our customers a wide array of e-Learning and training products and services. Our four-product suite (LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc) also lets customers collaborate and present over the Internet in one-to-one, one-to-many, and many-to-many communication formats. Our Web collaboration suite of products is sold in both an application service provider ("ASP") or hosted basis (a periodic license) and on a purchase client hosted basis (client server software sold as a non-periodic, perpetual license). While we are a comprehensive provider of e-Learning products, over the past 18 months we shifted our focus away from our lower margin custom content service business and toward our higher margin software products with particular emphasis since December of 2002 on our Web collaboration and virtual classroom suite led by LearnLinc.

         In addition to our web collaboration and virtual classroom software, we also offer software that facilitates the management of users and e-Learning content through EDT's Learning Management System ("LMS"). Our LMS has been combined with a suite of workforce management solutions (the "ThoughtWare Suite"), which includes Career Planner, Job Seeker, and Performance Coach. Our LMS software is offered in an ASP format using a periodic per user per period annual license agreement.

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

       During the three and six months ended September 30, 2003 and 2002, the Company had two reportable segments, e-Learning and dental practice management. The e-Learning segment included revenues and operating expenses related to the development and sale of the Company's e-Learning products. The dental practice management segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses. There are no intersegment revenues. Summary financial information of the segments is as follows:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                       -------------------   -------------------
                                         2003       2002       2003      2002
                                       --------   --------   --------   --------
Revenues:
   Licenses .........................  $   589    $    41    $ 1,189    $    53
   Service and maintenance ..........      804      1,100      1,546      2,219
                                       --------   --------   --------   --------
      Total e-Learning revenues .....    1,393      1,141      2,735      2,272
   Dental practice management .......       34        821        117      1,993
                                       --------   --------   --------   --------
       Total revenues ...............  $ 1,427    $ 1,962    $ 2,852    $ 4,265
                                       ========   ========   ========   ========

 Operating expenses:
   e-Learning .......................  $ 1,641    $ 1,967    $ 3,163    $ 3,191
   Dental practice management .......      (77)       629        (27)     1,866
                                       --------   --------   --------   --------
       Total operating expenses .....  $ 1,564    $ 2,596    $ 3,136    $ 5,057
                                       ========   ========   ========   ========

Loss from operations:
   e-Learning .......................  $  (248)   $  (826)   $  (428)   $  (919)
   Dental practice management .......      111        192        144        127
                                       --------   --------   --------   --------
       Total loss from operations ...  $  (137)   $  (634)   $  (284)   $  (792)
                                       ========   ========   ========   ========

Capital expenditures:
   e-Learning .......................  $    --    $    --    $    --    $    83
   Dental practice management .......       --         --         --         --
                                       --------   --------   --------   --------
       Total capital expenditures ...  $    --    $    --    $    --    $    83
                                       ========   ========   ========   ========


                                                    SEPTEMBER 30,    MARCH 31,
                                                        2003           2003
                                                    -------------  -------------
Total assets:
   e-Learning....................................   $     11,448   $     11,081
   Dental practice management....................          1,397          1,342
                                                    -------------  -------------
       Total assets..............................   $     12,845   $     12,423
                                                    =============  =============


RESULTS OF OPERATIONS

         As of September 30, 2003, we offered to our customers a wide array of e-Learning and training products and services. Since December of 2002 we have placed special emphasis on sales and marketing efforts that have been directed at our virtual classroom Web casting and online collaboration four-product suite led by LearnLinc. We continue to offer for those seeking to manage users and e-Learning content EDT's Learning Management System, which has been combined with a suite of workforce management solutions - which includes Career Planner, Job Seeker, and Performance Coach. For the development of custom online content we offer an award winning content development software, i-Canvas and award winning custom content services, which have been providing proven results for over 15 years. Finally, we offer a library of online courses focused upon the training of executives on essential business topics.

                  In connection with implementing its e-Learning strategy, the Company acquired the assets of two e-Learning entities during fiscal 2003 and acquired two e-Learning entities during fiscal 2002.

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

         On January 15, 2002, the Company acquired all of the outstanding capital stock of ThoughtWare Technologies, Inc., a Tennessee based private company. The Company issued 1,550,000 common shares under the terms of the acquisition agreement. The Company also assumed approximately $1.5 million of ThoughtWare debt as part of this acquisition. Since January 2002, operating results of ThoughtWare are included with the Company's results from operations.

         On June 14, 2002, the Company acquired certain assets of Quisic Corporation ("Quisic"); a California based private e-Learning company in an asset purchase and common stock purchase transaction that involved the issuance of 2,000,000 common shares to certain shareholders of Quisic. An additional 500,000 shares of common stock of the Company were contingently issuable upon the achievement of certain cash basis sales targets, as defined, for the 12-month period following the close of the acquisition. As of June 30,2003, the cash basis sales targets were not achieved. The operating results of Quisic have been included in the consolidated operations of the Company commencing June 17, 2002.

         The purchase agreement also provides for the Company to remit to the seller, during the 5 year period following the close of the acquisition, 100% of the first $1,250,000 of proceeds and 50% of the remaining proceeds from the sales of software licenses for certain specified products, as defined, and collection of notes. Since the closing date of the acquisition and through September 30, 2003, the Company has collected funds subject to this provision of the agreement totaling $250,000, all of which has been withheld and not remitted to the seller as of September 30, 2003 in accordance with the Company's understanding of the escrow and indemnity provisions of the Asset Purchase Agreement.

         Effective November 4, 2002, the Company acquired certain assets of Mentergy, Inc. ("Mentergy"), a wholly owned subsidiary of Mentergy, Ltd, in exchange for $500,000 and the assumption of $462,000 of liabilities. In addition, the Company has agreed to pay a royalty of 20% for all revenues collected from the sale or license of LearnLinc software over a three-year period. The first $600,000 of sales is not subject to the royalty. The maximum amount due under the Royalty Agreement is $5,000,000. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF No. 95-8 at the time such amounts are collected. The operating results are included with the Company's as of November 4, 2002.

         As a part of our legacy business we provided services to certain affiliated practices in accordance with modified service agreements. Those services generally included access to online enhancement, access to online payroll processing, access to online consulting and seminars. For the fiscal years ending March 31, 2003 and 2002, we earned dental revenues of $3.1 million and $6.6 million, respectively. As anticipated and previously announced, nearly all of those legacy service agreements terminated during fiscal 2003. In fiscal 2004, $171,000 is anticipated in dental revenues and $235,000 from the collection of notes receivable from those dental practices that had executed a legacy management services agreement ("Affiliated Practices").

         The operations of the Company involve many risks, which, even through a combination of experience, knowledge and careful evaluation, may not be overcome. These risks include the fact that the market for e-learning products and services is in the early stages of development and may not grow to a sufficient size or at a sufficient rate to sustain the Company's business. The Company also faces intense competition from other e-learning providers and may be unable to compete successfully. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical and other resources and therefore may be able to more quickly respond to changing opportunities or customer requirements. New competitors are also likely to enter this market in the future due to the lack of significant barrier to entry in the market share. See "Additional Risk Factors That May Affect Our Operating Results and The Market Price of Our Common Stock."

REVENUES

         Total revenues generated for the three months ended September 30, 2003 and September 30, 2002 were $1.4 million and $2.0 million respectively, a decrease of $600,000. e-Learning revenues for the three months ended September 30, 2003 and September 30, 2002 were $1.4 million and $1.1 million, respectively, an increase of $300,000. The increase was a result of an increase in license revenue of $500,000 which was partially offset by a decrease of $296,000 in service and maintenance revenues. The increase is a result of the Company's continuing expansion into the e-Learning marketplace and has been fueled by the acquisitions in fiscal 2003 of certain assets of LearnLinc and Quisic. Revenue from dental contracts decreased by $787,000 from $821,000 for the three months ended September 30, 2002 to $34,000 for the three months ended September 30, 2003 due to the previously announced and planned modification and termination of certain dental management service contracts. As anticipated and previously announced, nearly all of those legacy management service agreements terminated during fiscal 2003 and only $171,000 is anticipated to be earned as dental revenue for fiscal 2004.

         Total revenues generated for the six months ended September 30, 2003 and 2002 were $2.9 million and $4.3 million respectively, a decrease of $1.4 million. The Company recognized $2.7 million in learning revenues in the six months ended September 30, 2003 compared with $2.3 million of learning revenues in the six months ended September 30, 2002, an increase of $400,000. The increase is a result of the Company's continuing expansion into the e-Learning marketplace and has been fueled by the acquisitions in fiscal 2003 of certain assets of LearnLinc and Quisic. Revenue from dental contracts decreased by $1.9 million during the six months ended September 30, 2003 due to the previously announced and planned modification and termination of certain dental management service contracts. As anticipated and previously announced, nearly all of those legacy management service agreements terminated during fiscal 2003 and only $171,000 is anticipated to be earned as dental revenue for fiscal 2004.

OPERATING EXPENSES

         Operating expenses consist of research and development, sales and marketing, general and administrative, and depreciation and amortization expenses. The Company incurred operating expenses of $1.6 million for the three months ended September 30, 2003, a decrease of $1.0 million from $2.6 million for the three months ended September 30, 2002. This is due to decreases in salaries and wages of $702,000, depreciation and amortization of $356,000, telephone of $41,000, accounting fees of $40,000, travel and entertainment of $36,000, investor relations of $51,000, seminars and education of $38,000, office supplies of $14,000, advertising and printing of $13,000 and occupancy of $13,000. These were offset by increases of $271,000 in product development costs, $11,000 in insurance and $6,000 of bad debt expense. The Company has reduced head count from 65 in September of 2002 to 44 at September 30, 2003. In addition, the Company has streamlined its operations by closing non-essential facilities and consolidating those functions in its Phoenix and Troy, New York locations.

       The Company incurred operating expenses of $3.1 million and $5.1 million for the six months ended September 30, 2003 and 2002 respectively, a decrease of $2.0 million.

         Research and development expenses represent expenses incurred in connection with the provision of e-learning services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses for the three months ended September 30, 2003 and September 30, 2002 were $644,000 and $931,000, respectively, a decrease of $287,000. The decrease is a result of the Company's closure of the Memphis and Los Angeles offices, outsourcing of custom content development and elimination of dental operations costs. These changes caused a decrease in salaries and wages of $527,000 and dental operations of $13,000. This was partially offset by an increase in cost of sales of $267,000 due to increased royalty payments and costs of custom development.

         The Company incurred research and development costs of $1.2 million and $1.8 million for the six months ended September 30, 2003 and 2002 respectively, a decrease of $600,000. The decrease is primarily a result of a decrease in compensation expenses of $894,000. This was partially offset by an increase in cost of sales of $341,000 due to increased royalty payments and costs of custom development.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $399,000 and $491,000 for the three months ended September 30, 2003 and September 30, 2002, respectively, a decrease of $92,000. The decrease is a result of a decrease in travel expenses of $56,000, miscellaneous office expenses of $19,000, telephone of $11,000 and salaries and benefits of $6,000.

         The Company incurred $711,000 and $851,000 in sales and marketing expenses for the six months ended September 30, 2003 and 2002 respectively, a decrease of $140,000. This decrease is primarily a result of decreases in general office expenses of $83,000 and travel expenses of $65,000.

       General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel, office costs and other general corporate expenses. During the three months ended September 30, 2003 and September 30, 2002, general and administrative expenses were $425,000 and $722,000, respectively, a decrease of $297,000. The change in general and administrative expenses was primarily due to decreases in compensation and related benefit expense of $159,000, accounting fees of $40,000, investor relations and board fees of $51,000, telephone of $21,000, occupancy of $13,000, travel expenses of $10,000, and legal fees of $8,000.

         The Company incurred general and administrative expenses of $1.0 million and $1.4 million for the six months ended September 30, 2003 and 2002 respectively, a decrease of $400,000. The change in general and administrative expenses was primarily due to decreases in compensation expenses of $254,000, legal fees of $129,000 and investor relations of $78,000. These decreases were partially offset by an increase of $147,000 in bad debt expense.

         For the three months ended September 30, 2003 and September 30, 2002 depreciation and amortization expense was $96,000 and $452,000, respectively. For the six months ended September 30, 2003 and September 30, 2002 depreciation and amortization expense was $203,000 and $933,000, respectively. Beginning in fiscal 2003 the Company ceased amortizing goodwill in accordance with SFAS No.
142. The decrease is also attributed to the modification and termination of the service agreements that returned ownership of the dental practice equipment to the related dental practices.

INTEREST EXPENSE

         Interest expense of $309,000 for the three months ended September 30, 2003 decreased by $102,000 from $411,000 for the three months ended September 30, 2002. The decrease was primarily a result of a reduction in interest expense associated with the Company's interest bearing liabilities. Interest expense for the six months ended September 30, 2003 and 2002 was $660,000 and $824,000 respectively, a decrease of $164,000.

GAIN ON TERMINATION AND RESTRUCTURING OF SERVICE CONTRACTS WITH AFFILIATED PRACTICES

         The gain of $635,000 for the three months ended September 30, 2002 relates to a variety of transactions with Affiliated Practices, including the results of negotiated settlements, the results of litigation to enforce contracts and modified service agreements. There were no like items for the three months ended September 30, 2003.

         The gains of $14,000 and $815,000 for the six months ended September 30, 2003 and 2002 relate to a variety of transactions with Affiliated Practices, including the results of negotiated settlements, the results of litigation to enforce contracts and modified service agreements. As anticipated and previously announced, nearly all of those legacy service agreements terminated during fiscal 2003.

GAIN ON SETTLEMENT OF DEBT AND OTHER OBLIGATIONS

       During the three months ended September 30, 2003, the Company recognized a gain of $222,000 relating to the settlement of debt and other obligations. This was offset by a loss on the conversion of shareholder notes to common stock of $252,000.The resulting net loss for the three months ended September 30, 2003 was $30,000. There were no like items for the three months ended September 30, 2002.

       Also included for the six months ended September 30, 2003, is a gain of $352,000 relating to a state sales tax settlement. As part of the acquisition of ThoughtWare in January of 2002, the Company assumed a sales and use tax liability of $384,000. On July 29, 2003, the Company was notified by the state taxing authorities that the amount due relating to the sales tax would be removed from the assessment resulting in a net amount due of $32,000. As the purchase allocation period related to the acquisition was closed, the $352,000 was recorded as other income rather than a reduction to goodwill. There were no like items for the six months ended September 30, 2002.

       INCOME TAX EXPENSE

         The Company recorded no tax benefit during the three and six months ended September 30, 2003 or 2002 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its e-Learning business strategy. At March 31, 2003, the Company has a net deferred tax asset of $9.9 million with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of six to fourteen years.

       LIQUIDITY AND CAPITAL RESOURCES

        The Company has a working capital deficiency, incurred an operating loss and had negative cash flows from operations during the six months ended September 30, 2003. As part of the Company's legacy business, services were provided to affiliated dental practices in accordance with modified service agreements. Those services generally were access to online enhancement, online payroll processing and online consulting and seminars. As anticipated and previously announced, nearly all of those legacy service agreements terminated during fiscal 2003 which will reduce revenues and cash flow from this source and accordingly will negatively affect the Company's liquidity and operating results. These matters, among others, including those discussed above and the limited operating history as an e-Learning company, raise substantial doubt about the Company's ability to continue as a going concern.

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

       The Company's service agreements with affiliated dental practices nearly all terminated during fiscal 2003 which will reduce revenues and cash flow from this source and accordingly could negatively affect the Company's liquidity and operating results. During the six months ended September 30, 2003 and 2002, the Company received $61,000 and $940,000 respectively, in cash from terminating the service agreements with affiliated practices. These cash collections accelerate the date at which the Company will be required to sustain its operations solely on cash collections derived from e-Learning revenues. However, there can be no assurance that the Company's e-Learning strategies will be achieved. The Company currently does not have existing working capital and does not generate positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term.

         As of September 30, 2003, the Company had a working capital deficit of $1.4 million. Current assets included $578,000 in cash, $986,000 in accounts receivable and $410,000 in notes receivable. Current liabilities consisted of $629,000 of deferred revenue, $850,000 of current maturities of long-term debt and capital leases and $2.0 million in accounts payable and accrued liabilities.

       Cash used in operating activities was $902,000 during the six months ended September 30, 2003 and $1.4 million during the six months ended September 30, 2002. Cash used in operating activities during the six months ended September 30, 2003 was primarily attributable to a net loss of $587,000, increases in accounts receivable and prepaid expenses of $363,000 and $97,000, respectively and a decrease in deferred revenue of $196,000. These items were offset by $203,000 of depreciation and amortization expense and discount accretion on debt of $114,000. Cash used in operating activities during the six months ended September 30, 2002 was primarily attributable to a net loss of $709,000, increases in accounts receivable of $198,000, and decreases in deferred revenue, accounts payable and accrued liabilities, and current portion of long-term debt of $513,000, $433,000, and $612,000 respectively. These items were partially offset by $933,000 of depreciation and amortization expense.

       Cash provided by investing activities was $86,000 and $1.2 million for the six months ended September 30, 2003 and September 30, 2002, respectively. Cash provided by investing activities for the six months ended September 30, 2003 was primarily due to $155,000 from the repayment of notes receivable, proceeds received from practice terminations of $61,000 offset by $130,000 of acquisition related royalty payments. Cash provided by investing activities during the six months ended September 30, 2002 was primarily due to proceeds received from practice terminations of $940,000 and the repayment of notes receivable of $388,000.

         Cash provided by financing activities was $985,000 during the six months ended September 30, 2003, while cash used in financing activities was $411,000 during the six months ended September 30, 2002. Cash provided by financing activities during the six months ended September 30, 2003 was due to the net proceeds of $1,288,000 related to the issuance of convertible preferred stock and warrants which was partially offset by repayment of debt and capital leases of $288,000. Cash used in financing activities during the six months ended September 30, 2002 was primarily attributable to the repayment of debt and capital leases totaling $430,000.

       On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events, with a floor of $0.30), and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company will pay an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000. The Company plans on using the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities.

        The cash proceeds of the private placement of convertible preferred stock was allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 is considered a deemed dividend in the calculation of loss per share.

       In March 2002, the Company completed a Private Placement Offering (the "Offering") raising capital of $5,775,000. Under the terms of the Offering, the Company issued convertible redeemable subordinated notes ("the notes") and warrants to purchase 5,775,000 shares of the Company's common stock. The notes bear interest at 12% per annum and require quarterly interest payments with the principal due at maturity on March 29, 2012. The note holders may convert the notes into shares of the Company's common stock at a price equal to $1.00 per share. The Company may force redemption of the notes into shares of the Company's common stock at the conversion price, if at any time the closing price of the Company's common stock equals or exceeds $3.00 per share for 20 consecutive trading days. The notes are subordinated to any present or future senior indebtedness, with no waiver required. The placement agent was paid a commission of $577,500, or 10% of the gross proceeds, plus $173,250, which represented a 3% non-accountable expense fee and received a warrant to purchase $577,500 of convertible redeemable subordinated notes with detachable warrants to purchase 577,500 shares of the Company's common stock at the same terms and with the same provisions as the Offering.

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

        On September 19, 2003, $849,000 or all of the outstanding Subordinated Notes Series A ("Series A Notes ") were converted into the Company's common stock. The conversion price of $0.54 was determined using the average of the preceding twenty days closing price of the Company's common stock. Based on the amount of outstanding Series A debt outstanding, divided by the conversion price, the Company issued 1,572,222 common shares to the holders of the Series A Notes. The Company also recorded a $252,000 charge (reflected in gain (loss) on settlement of debt) associated with the conversion due to the closing price of the Company's common stock on the day of conversion being greater that the conversion price. Holders of $253,000 of Series A debt were related parties of the Company.

         In connection with the IPO, the Company issued $468,000 of notes payable to certain shareholders formerly owning preferred stock. The notes bear 6% interest and were originally payable on the earlier of March 30, 2003 or the date upon which the Company offers and sells an amount of equity securities equal or greater to the gross proceeds of the IPO. During the six months ended September 30, 2003 and the year ended March 31, 2003, $4,000 and $58,000 of accrued interest on certain of these notes was added to the principal balance and the maturity date was extended to April 1, 2005. The new principal balance on the extended notes is $267,000 and the interest rate was increased to 10%. The remaining $60,000 in principal amount of these notes is currently past due.

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

CONTRACTUAL OBLIGATIONS

         The following schedule details all of the Company's indebtedness and the required payments related to such obligations at September 30, 2003 (in thousands):

                                                                             DUE IN      DUE
                                              IN LESS    DUE IN    DUE IN   IN YEARS    AFTER
                                              THAN ONE    YEAR      YEAR    FOUR AND    FIVE
                                      TOTAL     YEAR       TWO      THREE     FIVE      YEARS
                                     -------   -------   -------   -------   -------   -------
Long term debt ...................   $ 7,556   $   446   $   803   $   532   $    --   $ 5,775
Capital lease obligations ........       438       404        27         7        --        --
Operating lease obligations ......     2,200       623       557       465       310       245
Base salary commitments
   under employment
   agreements ....................       840       465       375        --        --        --
                                     -------   -------   -------   -------   -------   -------
Total contractual obligations ....   $11,034   $ 1,938   $ 1,762   $ 1,004   $   310   $ 6,020
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

       In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a significant effect on the Company's consolidated financial position, results of operations, or cash flows.

       In July 2003, the EITF reached a consensus on EITF 03-5, "Applicability of AICPA SOP 97-2 to Non-Software Deliverables." EITF 03-5 provides accounting guidance on whether non-software deliverables (e.g., non-software related equipment or services) included in an arrangement that contains software are within the scope of SOP 97-2. The consensus was reached that SOP 97-2 is applicable to any non-software deliverables if the software deliverable is essential to its functionality. Companies are required to adopt this consensus in the first reporting period (annual or interim) beginning after August 13, 2003. The adoption of EITF 03-5 did not have a material impact on the Company's consolidated financial position or results of operations.

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We have a limited operating history in the e-Learning business and particularly as a provider of web conferencing and web collaboration software. While the organizations that we have acquired have been engaged in the e-Learning business for over ten years, we only recently acquired those assets and you should not rely on our historical results as an indication of our future performance. Over the past 15 months we have made significant changes to our product mix and service mix, our growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, it may be difficult to evaluate an investment in our company, and we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the competitive and rapidly changing nature of the e-Learning and Web conferencing markets makes it difficult for us to predict future results. Our business strategy may be unsuccessful and we may be unable to address the risks we face.

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

         o foster existing relationships with its customers to provide for continued or recurring business; and

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

       Our consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. The Company has a significant working capital deficiency, and has suffered substantial recurring losses and negative cash flows from operations. Also, the Company's management service agreements with the affiliated dental practices nearly all expired during fiscal 2003 and will continue to expire through December 31, 2003, which will reduce revenues and cash flows from this source and accordingly will negatively affect the Company's liquidity and operating results. These matters, among others, and the limited operating history as an e-Learning company, caused our independent accountants to express their substantial doubt as to our ability to continue as a going concern.

YOUR OWNERSHIP INTEREST IN THE COMPANY WILL BE DILUTED UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE

         On September 30, 2003, 18,614,726 shares of our common stock were issued, of which 1,244,713 were held in treasury, and 22,487,000 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in the Company.

The following shares were reserved for issuance as of September 30, 2003:

         o Issued and outstanding stock options to purchase common shares totaling approximately 2,134,000;
         o Issued and outstanding warrants to purchase common shares totaling approximately 7,397,664;
         o Issued and outstanding warrant to purchase $577,500 of convertible redeemable subordinated notes with detachable warrants for 577,500 common shares, all of which are exercisable for or convertible into an aggregate 1,155,000 common shares;
         o Issued and outstanding warrant to purchase 15,000 shares of convertible preferred stock with detachable warrants for 75,500 common shares, all of which are exercisable for or convertible into a potential aggregate 575,000 common shares;
         o A restricted stock grant to receive shares totaling approximately 450,000; and
         o Shares issuable upon the conversion of convertible redeemable subordinated notes and preferred stock totaling a potential aggregate of 10,775,000 common shares.

       The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

THE LOSS OF THE SERVICES OF THE COMPANY'S SENIOR EXECUTIVES AND KEY PERSONNEL WOULD LIKELY CAUSE THE COMPANY'S BUSINESS TO SUFFER.

         The Company's success depends to a significant degree on the performance of its senior management team . The loss of any of these individuals could harm the Company's business. The Company does not maintain key person life insurance for any officers or key employees other than James Powers. The Company's success also depends on its ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing, and professional services personnel. To the extent the Company is unable to attract and retain a sufficient number of additional skilled personnel, the Company's business will suffer.

THE COMPANY'S INTELLECTUAL PROPERTY MAY BECOME SUBJECT TO LEGAL CHALLENGES, UNAUTHORIZED USE OR INFRINGEMENT, ANY OF WHICH COULD DIMINISH THE VALUE OF ITS PRODUCTS AND SERVICES.

         The Company's success depends in large part on its proprietary technology. If the Company fails to successfully enforce its intellectual property rights, the value of these rights, and consequently the value of its products and services to the Company's customers, could diminish substantially. It may be possible for third parties to copy or otherwise obtain and use its intellectual property or trade secrets without the Company's authorization, and it may also be possible for third parties to independently develop substantially equivalent intellectual property. Currently, the Company does not have patent protection in place related to its products and services. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. From time to time the Company has received, and may in the future receive, notice of claims of infringement of other parties' proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. These types of claims could also delay product shipment or require the Company to develop non-infringing technology or enter into royalty or licensing agreements, which agreements, if required, may not be available on reasonable terms, or at all.

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

OUR OPERATING RESULTS MAY SUFFER IF WE FAIL TO DEVELOP AND FOSTER OUR VALUE ADDED RESELLER OR DISTRIBUTION RELATIONSHIPS.

         We have an existing channel and distribution network that provides growing revenues and contributes to our high margin software sales. These distribution partners are not obligated to distribute our services at any particular minimum level. As a result, we cannot accurately predict the amount of revenue we will derive from our distribution partners in the future. The inability of our distribution partners to sell our products to their customers and increase their distribution of our products could result in significant reductions in our revenue, and therefore, harm our ability to sustain profitability on a consistent basis.

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

OUR INTERNATIONAL DISTRIBUTOR NETWORK MAY CAUSE COSTS THAT ARE NOT ANTICIPATED.

         We continue to expand internationally through our value added reseller network and OEM partners. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as: our inability to establish and maintain effective distribution channels and partners; the varying technology standards from country to country; our inability to effectively protect our intellectual property rights or the code to our software; our inexperience with inconsistent regulations and unexpected changes in regulatory requirements in foreign jurisdictions; language and cultural differences; fluctuations in currency exchange rates; our inability to effectively collecting accounts receivable; or our inability to manage sales and other taxes imposed by foreign jurisdictions.

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

       As of September 30, 2003, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $5.8 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness bear fixed interest rates of 6% to 9%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 4.  CONTROLS AND PROCEDURES

       We evaluated the design and operation of our disclosure controls and procedures to determine whether they were effective, as of September 30, 2003, in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

       A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

       PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

       The Company has pending lawsuits against several affiliated practices for defaulting in the payment of the required service fees and it attempting to collect upon a judgment against one other affiliated practice. The Company is seeking damages equal to past due and remaining service fees, consequential damages equal to the value of the intangible practice asset and attorney's fees. Previously disclosed litigation involving the Company and Computer Associates International Inc., settled at mediation, without the terms of the settlement being disclosed.

       On November 4, 2002, two former employees of Quisic Corporation, filed suit in the Superior Court of the State of California claiming damages in the amount of $6.4 million against the Board of Directors of Quisic Corporation resulting from their employment termination by Quisic alleging among other things breach of contract. The Company is a third party defendant with an allegation of successor liability to the extent the Quisic defendants are found liable and to the extent the plaintiffs prove successor liability by the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction and does not believe it has any successor liability. The Company believes that it will prevail in these matters.

       On June 11, 2003, Kepner-Tregoe, Inc. filed suit in the Supreme Court of the State of New York, County of New York, on Internal & External Communications, Inc., Quisic Corporation, Investor Growth Capital, Ltd., Investor Group, L.P., Leeds Equity Partners III, L.P., et al. seeking to collect an arbitration award against Quisic in the amount of $1,701,331. The defendants have filed a motion to dismiss and EDT Learning has filed a verified answer in this matter denying any liability. The Company is a third party defendant with an allegation of successor liability to the extent the Quisic defendants are found liable and to the extent the plaintiff proves successor liability by the Company. The Company believes that it will not have liability in this matter to the plaintiff.

       While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur in the two Quisic acquisition lawsuits, the impact could be material to the Company.


ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS

        On September 16, 2003, the Company completed its private placement of convertible preferred stock and detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events, with a floor of $0.30), and the warrants are exercisable at a price of $1.50 per share with a three-year term. The Company will pay an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000. The Company plans on using the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities.

        The cash proceeds of the private placement of convertible preferred stock was allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 is considered a deemed dividend in the calculation of loss per share.


ITEM 3.       DEFAULTS OF SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on August 16, 2003 the following matters were submitted to a vote of stockholders:

1)   Election of directors:


                        NAME                     FOR            WITHHELD
             ----------------------------    -------------    --------------

             Daniel T. Robinson, Jr.          11,083,786         121,514

             James H. Collins                 11,083,786         121,514



2) Approval and ratification of selection of BDO Seidman, LLP as independent auditors for the fiscal year ended March 31, 2004:


                    FOR                 AGAINST              ABSTAINED
             -------------------     ---------------     -------------------

                 11,202,800              1,000                 1,500


ITEM 5.       OTHER INFORMATION

       During the three months ended September 30, 2003, the Company was notified by the American Stock Exchange ("Amex" or "Exchange") that it did not meet certain of the Exchange's continued listing standards. Specifically, the Company was not in compliance with Section 1003(a)(ii) with shareholders' equity of less than $4 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years. As of September 30, 2003, the Company is in compliance with this listing standard with shareholders equity of $4.2 million. If in the future, the Company fails to meet the listing standards of the Exchange the Company would be required to submit a plan to the Exchange describing how it intended to re-gain compliance within the Exchange's required time frame, which is generally eighteen months. The Company's ability to continue to meet the Exchange's listing requirements cannot be assured.

       Additional Disclosures Concerning Mr. Brian L. Berry: Brian Berry has served as EDT Learning's Vice President of Finance and principal financial officer since August of 2002 and prior to that served as the Corporate Controller for the Company since October of 1998. In 1999, the Securities and Exchange Commission initiated a Rule 102(e) proceeding against Mr. Berry, among others, in his role as manager for Coopers & Lybrand and their audit of the fiscal 1994 financial statements of California Micro Devices, Inc. An administrative hearing was held in 2000 and the Administrative Law Judge dismissed the claim in 2001. Subsequently, the Division of Enforcement of the SEC appealed that decision and on July 29, 2003, the SEC reversed the decision of the Administrative Law Judge, finding that Mr. Berry, among others, violated Generally Accepted Auditing Standards in connection with certain limited aspects of the audit. It was undisputed that senior management of California Micro Devices, in connection with the audit, intentionally misled Mr. Berry and the Coopers & Lybrand audit team. The SEC has concluded that Mr. Berry should be barred from practicing before it. Mr. Berry intends to appeal the decision of the Commission and seek a stay of the order. Based on a motion filed by Mr. Berry, the Commission has granted a 60 day stay of their own decision, in order to allow him to seek similar relief from the Court of Appeals. Mr. Berry has filed for a stay with the Court of Appeals and is awaiting a decision. The Commissions stay remains in effect pending a determination from the Court of Appeals. Mr. Berry will be seeking to overturn the Commission's ruling and to reinstate the dismissal of the claim against him. The Company cannot predict at this time what, if any, impact the Commission's decision will have on Mr. Berry's role with the Company.

ITEM 6.       EXHIBITS

   EXHIBIT
   NUMBER     DESCRIPTION OF EXHIBITS
   ------     -----------------------

   3.1(1)     Restated Certificate of Incorporation of Pentegra Dental Group,
              Inc.
   3.2(1)     Bylaws of Pentegra Dental Group, Inc.
   3.3(7)     Restated Certificate of Incorporation of Pentegra Dental Group,
              Inc.
   3.4(7)     Amendment of Bylaws of Pentegra Dental Group, Inc.
   3.5(8)     Restated Certificate of Incorporation of e-dentist.com, Inc.
   3.6(14)    Certificate of Designations of Series A Preferred Stock
   4.1(1)     Form of certificate evidencing ownership of Common Stock of
              Pentegra Dental Group, Inc.
   4.2(1)     Form of Registration Rights Agreement for Owners of Founding
              Affiliated Practices
   4.3(1)     Registration Rights Agreement dated September 30, 1997 between
              Pentegra Dental Group, Inc. and the stockholders named therein
   4.4(2)     Form of Stockholders' Agreement for Owners of Affiliated Practices
   4.5(3)     Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust
              Company of Texas, N.A., as Trustee relating to the Convertible
              Debt Securities
   4.6(7)     Form of certificate evidencing ownership of Common Stock of
              e-dentist.com, Inc. 4.7(8) Form of Convertible Redeemable
              Subordinated Note
   4.8(8)     Form of Redeemable Warrant (2002 Private Placement Offering)
   4.9(14)    Form of Redeemable Warrant (2003 Private Placement Offering)
  +10.1(1)    Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
  +10.2(1)    Form of Service Agreement
   10.3(4)    Credit Agreement dated June 1, 1998 between Bank One, Texas, N.A.
              and Pentegra Dental Group, Inc.
   10.4(5)    Modification to Credit Agreement between Pentegra Dental Group,
              Inc. and Bank One, Texas, N.A. dated September 9, 1998
   10.5(5)    Agreement and Plan of Merger among Pentegra Dental Group, Inc.,
              Liberty Dental Alliance, Inc., Liberty Acquisition Corporation,
              James M. Powers, Jr., Sylvia H. McAlister and William Kelly dated as of November 13, 1998
   10.6(2)    First Amendment to Credit Agreement by and among Pentegra Dental
              Group, Inc. and Bank One, Texas, N.A. dated as of February 9, 1999
   10.7(2)    First Amendment to the Agreement and Plan of Merger by and among
              Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc.,
              Liberty Acquisition Corporation, James M. Powers, Jr., Sylvia H.
              McAlister and William Kelly dated as of January 29, 1999
   10.8(6)    Third Amendment to Credit Agreement
  +10.9(7)    Employment Agreement dated November 12, 2000 between e-dentist.com and James M. Powers, Jr.
  +10.10(7)   Employment Agreement dated February 15, 2001 between e-dentist.com and Charles Sanders
  +10.11(7)   Employment Agreement dated February 15, 2001 between e-dentist.com and James Dunn, Jr.
   10.12(7)   Asset Purchase Agreement by and among e-dentist.com, Inc. and
              Dexpo.com, Inc.
   10.13(7)   Fourth Amendment of Credit Agreement
   10.14(9)   Plan of Reorganization and Agreement of Merger by and among EDT
              Learning, Inc., Edge Acquisition Subsidiary, Inc. and the
              Stockholders of Learning-Edge, Inc.
   10.15(10)  Plan of Reorganization and Agreement of Merger by and among EDT
              Learning, Inc., TW Acquisition Subsidiary, Inc., ThoughtWare
              Technologies, Inc. and the Series B Preferred Stockholder of
              ThoughtWare Technologies, Inc.
   10.16(11)  Asset Purchase Agreement by and among EDT Learning, Inc., and
              Quisic Corporation. Common Stock Purchase Agreement by and between
              EDT Learning, Inc., Investor Growth Capital Limited, A Guernsey
              Corporation and Investor Group, L.P., A Guernsey Limited
              Partnership and Leeds Equity Partners III, L.P.
   10.16(12)  Asset Purchase Agreement by and among EDT Learning, Inc., and
              Mentergy, Inc. and its wholly-owned subsidiaries, LearnLinc Corp and Gilat-Allen Communications, Inc.
   10.17(14)  Subcontractor Agreement between EDT Learning, Inc. and Interactive
              Alchemy, Inc.
   16(13)     Letter re Change in Certifying Accountant
 ++31.1       Chief Executive Officer Section 302 Certification
 ++31.2       Principal Financial Officer Section 302 Certification
 ++32.1       Chief Executive Officer Section 906 Certification
 ++32.2       Principal Financial Officer Section 906 Certification
-----------

  (1) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
  (2) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
  (3) Previously filed as an exhibit to EDT Learning's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
  (4) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
  (5) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
  (6) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2000.
  (7) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2001.
  (8) Previously filed as an exhibit to EDT Learning's Annual Report on Form 10-K for the year ended March 31, 2002.
  (9) Previously filed as an exhibit to EDT Learning's Form 8-K filed October 16, 2001.
  (10) Previously filed as an exhibit to EDT Learning's Form 8-K filed January 30, 2002
  (11) Previously filed as an exhibit to EDT Learning's Form 8-K filed July 2, 2002.
  (12) Previously filed as an exhibit to EDT Learning's Form 8-K filed December 20, 2002.
  (13) Previously filed as an exhibit to EDT Learning's Form 8-K filed April 3, 2003.
  (14) Previously filed as an exhibit to EDT Learning's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

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

A Report on Form 8-K was filed September 18, 2003 furnishing under Item 9 our press release announcing the closing of our Private Placement Offering.

A Report on Form 8-K was filed November 6, 2003 furnishing under Item 12 our press release announcing our operating results for the quarter ended September 30, 2003.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, EDT Learning, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EDT LEARNING, INC.


Dated: November 6, 2003

                                      By: /s/ James M. Powers, Jr.
                                          --------------------------------------
                                          Chairman of the Board, President and
                                          Chief Executive Officer


                                      By: /s/ Brian L. Berry
                                          --------------------------------------
                                          Vice President of Finance (Principal
                                          Financial Officer)