Form 10-Q
period 2003-12-31
ILINC COMMUNICATIONS INC
filed 2004-02-17
CIK 1042291

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 ______________

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 1-13725

                                  _____________

                           iLINC COMMUNICATIONS, INC.
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

                               EDT LEARNING, INC.
                    (FORMER NAME - CHANGED SINCE LAST REPORT)
                                 ______________

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at February 5, 2004 was 17,665,647 net of shares held in treasury.

================================================================================

                             FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                               PAGE
-----------------------------                                               ----

   Item 1--Unaudited Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of December 31, 2003
        (Unaudited) and March 31, 2003.........................................3

        Unaudited Condensed Consolidated Statements of Operations for the
        Three and Nine Months Ended December 31, 2003 and 2002.................4

        Unaudited Condensed Consolidated Statement of Changes in Shareholders'
        Equity for the Nine Months Ended December 31, 2003.....................5

        Unaudited Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended December 31, 2003 and December 31, 2002..............6

        Notes to Unaudited Condensed Consolidated Financial Statements.........7

   Item 2--Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................17

   Item 3--Quantitative and Qualitative Disclosures about Market Risk.........30

   Item 4--Controls and Procedures............................................31

PART II--OTHER INFORMATION

   Item 1--Legal Proceedings..................................................31

   Item 2--Change in Securities and Use of Proceeds...........................32

   Item 3--Defaults of Senior Securities......................................32

   Item 4--Submission of Matters to a Vote of Security Holders................32

   Item 5--Other Information..................................................32

   Item 6--Exhibits and Reports on Form 8-K...................................33

   Signatures.................................................................35

   Certifications.............................................................36


A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available for free on the Company's website, www.iLinc.com, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             iLINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           DECEMBER 31,
                                                                              2003          MARCH 31,
                                                                           (UNAUDITED)      2003 (A)
                                                                          ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................   $       227    $       409
   Accounts receivable, net of allowance for doubtful accounts of
     $58 and $425, respectively .......................................         1,656            675
   Notes receivable, net of allowance for doubtful accounts of
     $90 and $553, respectively .......................................           252            270
   Prepaid and other current assets ...................................           123             33
                                                                          ------------   ------------
     Total current assets .............................................         2,258          1,387

Property and equipment, net ...........................................           397            485
Goodwill ..............................................................         9,050          8,823
Intangible assets, net ................................................         1,087          1,346
Notes receivable, net of allowance for doubtful accounts of $173
     and $607, respectively ...........................................           107            326
 Other assets .........................................................            55             56
                                                                          ------------   ------------
     Total assets .....................................................   $    12,954    $    12,423
                                                                          ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ..................................   $       329    $       728
   Accounts payable and accrued liabilities ...........................         2,031          2,040
   Current portion of capital lease liabilities .......................           348            462
   Current portion of deferred revenue ................................           975            817
                                                                          ------------   ------------
     Total current liabilities ........................................         3,683          4,047

Long term debt, less current maturities, net of discount of
     $1,827 and $2,038, respectively ..................................         5,166          5,863
Capital lease liabilities, less current maturities ....................            20            193
                                                                          ------------   ------------
     Total liabilities ................................................         8,869         10,103
                                                                          ------------   ------------

Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $.001 par value 10,000,000 shares authorized, 150,000 and 0 issued, respectively (aggregate
     liquidation preference $1,500,000) ...............................            --             --
   Common stock, $.001 par value, 100,000,000 shares authorized,
     19,073,059 and 17,018,184 issued, respectively ...................            19             17
   Additional paid-in capital .........................................        35,976         32,854
   Accumulated deficit ................................................       (30,502)       (29,300)
   Less:  1,432,412 and 1,244,713 treasury shares at cost, respectively        (1,408)        (1,251)
                                                                          ------------   ------------
     Total shareholders' equity .......................................         4,085          2,320
                                                                          ------------   ------------
     Total liabilities and shareholders' equity .......................   $    12,954    $    12,423
                                                                          ============   ============

(A)      Derived from the audited consolidated financial statements as of March
         31, 2003.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  3

                              iLINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               DECEMBER 31,            DECEMBER 31,
                                                             2003       2002         2003       2002
                                                          ---------   ---------   ---------   ---------
Revenues
   Licenses ...........................................   $    568    $    306    $  1,756    $    359
   Service and maintenance ............................      1,011         769       2,559       2,988
                                                          ---------   ---------   ---------   ---------
       Total e-Learning revenue .......................      1,579       1,075       4,315       3,347

   Dental contract revenue ............................         12         642         128       2,635
                                                          ---------   ---------   ---------   ---------
       Total revenues .................................      1,591       1,717       4,443       5,982
                                                          ---------   ---------   ---------   ---------

 Operating expenses
   Research and development ...........................        741         786       1,950       2,596
   Sales and marketing ................................        460         427       1,171       1,278
   General and administrative .........................        358         699       1,371       2,162
   Depreciation and amortization ......................         97         464         300       1,397
                                                          ---------   ---------   ---------   ---------
       Total operating expenses .......................      1,656       2,376       4,792       7,433
                                                          ---------   ---------   ---------   ---------

Loss from operations ..................................        (65)       (659)       (349)     (1,451)

   Interest expense ...................................       (343)       (415)     (1,003)     (1,239)
   Interest income and other ..........................         10          25          31         117
   Gain on termination of service agreements
        with Affiliated Practices .....................          9          82          23         897
   Gain on settlement of debt and other
        Obligations ...................................         58          --         379          --
   Gain on foreign currency translation ...............          9          --           9          --
                                                          ---------   ---------   ---------   ---------
 Loss before income taxes .............................       (322)       (967)       (910)     (1,676)

   Income taxes .......................................         --          --          --          --
                                                          ---------   ---------   ---------   ---------

Net loss ..............................................       (322)       (967)       (910)     (1,676)
Preferred stock dividends .............................        (30)         --         (45)         --
Imputed preferred stock dividends .....................         --          --        (247)         --
                                                          ---------   ---------   ---------   ---------
Loss available to common shareholders .................   $   (352)   $   (967)   $ (1,202)   $ (1,676)
                                                          =========   =========   =========   =========

Net loss per share - basic and diluted ................   $  (0.02)   $  (0.06)   $  (0.07)   $  (0.11)
                                                          =========   =========   =========   =========

Number of shares used in calculation of loss per share,
    basic and diluted .................................     17,304      16,638      16,376      15,927
                                                          =========   =========   =========   =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                   4

                                         ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                         (UNAUDITED)
                                                        (IN THOUSANDS)
                                        CONVERTIBLE
                                      PREFERRED STOCK        COMMON STOCK      ADDITIONAL                              TOTAL
                                    --------------------  --------------------   PAID-IN   ACCUMULATED  TREASURY  SHAREHOLDERS'
                                     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT      STOCK       EQUITY
                                    ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------
Balances, April 1, 2003 .........         --   $     --     17,018   $     17   $ 32,854    $(29,300)   $ (1,251)   $  2,320

Issuances of common stock .......         --         --         25         --         14          --          --          14
Repricing of warrants
Vesting of restricted stock grant         --         --         --         --         12          --          --          12
Vesting of restricted
  stock grant ...................         --         --         --         --         30          --          --          30
Issuance of convertible
  preferred stock in
  private placement (net
  of expenses of $212) ..........        150         --         --         --      1,288          --          --       1,288
Convertible subordinated
  notes converted to
  common stock ..................         --         --      1,572          2      1,099          --          --       1,101
Convertible redeemable
  subordinated notes
  converted to common stock .....         --         --        125         --        125          --          --         125
Accrued liability converted
  to common stock ...............         --         --        333         --        300          --          --         300
Preferred stock dividends .......         --         --         --         --         --         (45)         --         (45)
Warrant grant ...................         --         --         --         --          7          --          --           7
Dental terminations .............         --         --         --         --         --          --        (157)       (157)
Imputed preferred stock
  dividends .....................         --         --         --        247       (247)         --          --
Net loss ........................         --         --         --         --         --        (910)         --        (910)
                                    ---------  ---------  ---------  ---------  ---------   ---------   ---------   ---------

Balances, December 31, 2003 .....        150   $     --     19,073   $     19   $ 35,976    $(30,502)   $ (1,408)   $  4,085
                                    =========  =========  =========  =========  =========   =========   =========   =========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                              5

                                  iLINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                           -------------------
                                                                                             2003       2002
                                                                                           --------   --------
Net cash used in operating activities ..................................................   $(1,113)   $(1,578)
                                                                                           --------   --------

Cash flows from investing activities:
   Repayments of notes receivable ......................................................       334        444

   Proceeds from practice terminations .................................................        91      1,054

   Acquisition, royalty earnout ........................................................      (227)        --
   Capital expenditures ................................................................       (45)       (89)

   Proceeds from sale of equipment .....................................................         4         --
   Issuance of notes receivable ........................................................        --        (85)
                                                                                           --------   --------
     Net cash provided by investing activities .........................................       157      1,324
                                                                                           --------   --------

Cash flows from financing activities:
   Proceeds from issuance of convertible preferred stock ...............................     1,500         --
   Repayment of long-term debt .........................................................      (291)      (485)
   Repayment of capital lease liabilities ..............................................      (178)      (350)
   Proceeds from stock option exercise .................................................        --         19
   Convertible preferred stock issuance costs ..........................................      (212)        --
   Preferred dividends .................................................................       (45)        --
                                                                                           --------   --------
     Net cash used in financing activities .............................................       774       (816)
                                                                                           --------   --------

Net change in cash and cash equivalents ................................................      (182)    (1,070)
Cash and cash equivalents, beginning of period .........................................       409      1,498
                                                                                           --------   --------

Cash and cash equivalents, end of period ...............................................   $   227    $   428
                                                                                           ========   ========

Non cash investing and financing activities:
   Subordinated notes, Series A conversion into common shares ..........................   $   849    $    --
   Accrued liability conversion into common shares .....................................       300         --
   Convertible redeemable subordinated notes converted into common shares ..............       125         --
   Issuance of common stock for acquisitions ...........................................        --      2,307
   Convertible subordinated notes offset against receivables from affiliated practices .        --        307
   Issuance of debt for acquisition ....................................................        --        500



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      6

                           iLINC COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION AND NATURE OF OPERATIONS

       Headquartered in Phoenix, Arizona, iLinc Communications, Inc., ("We", "Us", "Our" or the "Company") (formerly EDT Learning, Inc.) is a leading provider of Web conferencing, virtual classroom and Web collaboration software and services.

       We changed our name from EDT Learning, Inc. to "iLinc Communications, Inc." to reflect not only the breadth of our Web conferencing products and services but also to reflect the integration of audio conferencing, video conferencing, and voice-over-IP technologies. The name change was approved by our stockholders at a special meeting of stockholders on February 5, 2004.

       We provide Web collaboration and Web conferencing software that includes one of the most comprehensive set of features and functionality in the Web conferencing industry. Our name change is reflective of our focus in terms of research, development, sales and marketing on our award-winning suite of Web conferencing and Web collaboration software known as the iLinc(TM) Suite. The iLinc suite includes: LearnLinc(TM) - permits live instructor-led training and education over the Internet to remote students replicating the instructor-led environment; MeetingLinc(TM) - facilitates more effective and economical communication through online meetings using voice-over-IP technology to avoid the expense of travel and long-distance charges; ConferenceLinc(TM) - delivers your message more consistently in a one-to-many format replicating professionally managed conferencing events; and SupportLinc(TM) - gives customer service organizations the ability to provide remote, hands-on support for products, systems, or software applications. Our iLinc Web collaboration software suite is available in both an ASP and license purchase model. Since its beginnings in 1994, LearnLinc and MeetingLinc have been installed and operational in corporate, government, and educational organizations in the United States and Internationally. LearnLinc(TM), the flagship of EDT Learning's four-product iLinc suite, won first place at the Synchronous e-Learning Shootout held at Online Learning's Conference in the fall of 2002, winning by a vote of training professionals over such other notable companies as WebEx, PlaceWare (now Microsoft Live), and Centra. Our iLinc suite of products boasts one of the most comprehensive feature lists in the industry that includes the use of voice-over-IP and two-way live video.

       While we are focused on our iLinc suite of products, we also continue to provide various e-Learning solutions to corporate, government, and education clients alike. Those products include our online collaboration and development software products that include TestLinc(TM), and i-Canvas(TM) as well as providing custom content services. We also market our off-the-shelf online library of content that includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College.

       So that one may better understand historical references in the consolidated financial statements and elsewhere, it is important to note that we began in March of 1998 as a dental practice management company and our formation included the simultaneous rollup of dental practices ("Affiliated Practices") and an initial public offering (the "IPO"). Our initial goals were to provide training and practice enhancement services to the Affiliated Practices spread over 31 states using the Internet (see references to the "Dental Segment"). However, we shifted our business model and focus away from the dental practice management industry and toward the overall e-Learning sector in the summer of 2001, and accordingly as of December 31, 2003, all of the contracts with the Affiliated Practices have expired.

       The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentation and disclosures made herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended December 31, 2003 and 2002.

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

       The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company changed its business model from a dental practice management company to an e-Learning company in the summer of 2001. Furthermore, we acquired the iLinc software and related assets in the fall of 2002, and therefore, the Company has a limited operating history in the Web collaboration and Web conferencing business.

       The Company had a working capital deficiency, and incurred an operating loss and had negative cash flows from operations during the three and nine months ended December 31, 2003 and during fiscal 2003. While the service agreements with Affiliated Practices had provided revenues and corresponding cash flows, all of those service agreements from our legacy business have terminated and therefore we will not receive any further revenues and cash flow from our dental segment. These matters, among others, including our limited operating history as a provider of Web conferencing and Web collaboration software, raise substantial doubt about the Company's ability to continue as a going concern. Our plan with regard to these matters includes the continued development, marketing and licensing of our iLinc suite of products and services through both internal sales efforts and through external channel partnerships. We plan to expand where appropriate with external growth by acquisition, with those acquisitions including providers of audio conferencing as well as Web conferencing products and services. Although we continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its Web collaboration and e-Learning products and services to provide adequate cash flows to sustain our operations. Our continuation as a Company is therefore dependent on our ability to raise additional equity or debt capital, to continue to increase sales and revenues, to generate positive cash flows from operations and ultimately to achieve profitability. The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.

2.     SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

       We have not materially added to or changed our significant accounting policies since March 31, 2003. For a description of these policies, refer to
Note 3 of the consolidated financial statements in the Company's annual report on Form 10-K as of and for the year ended March 31, 2003.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The more significant areas requiring use of estimates relate to revenue recognition, accounts receivable and notes receivable valuation reserves, realizability of intangible assets, realizability of income tax assets and the evaluation of contingencies and litigation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances given. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

RECLASSIFICATIONS

      Certain prior year balances in the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

STOCK-BASED COMPENSATION

       We have adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes. Under SFAS No. 123, and we measure compensation expense for our stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. We provide pro forma disclosure of the effect on net income or loss as if the fair value based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

  The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three and nine months ended December 31, 2003 and 2002.

                                                      THREE AND NINE MONTHS
                                                        ENDED DECEMBER 31,
                                                   -----------------------------
                                                      2003              2002
                                                   -------------   -------------
     Risk free interest rate                        3.88% - 4.45%         4.17%
     Dividend yield                                       0%               0%
     Volatility factors of the expected market
       price of the Company's common stock            70% - 139%          90%
     Expected life of options                          10 years         10 years


       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      DECEMBER 31,          DECEMBER 31,
                                                    2003       2002       2003       2002
                                                  --------   --------   --------   --------
Loss, available to common shareholders, as ....   $  (352)   $  (967)   $(1,202)   $(1,676)
   reported
Plus: Stock based employee compensation expense
   included in reported net income (loss) .....        --         --         --         --
Less: Total stock based employee compensation
   expense determined using fair value based
   method .....................................       (41)       (46)      (127)      (263)
                                                  --------   --------   --------   --------
Pro forma net loss ............................   $  (393)   $(1,013)   $(1,329)   $(1,939)
                                                  ========   ========   ========   ========

Net loss per share:
Basic and diluted - as reported ...............   $ (0.02)   $ (0.06)   $ (0.07)   $ (0.11)
                                                  ========   ========   ========   ========
Basic and diluted - pro forma .................   $ (0.02)   $ (0.06)   $ (0.08)   $ (0.12)
                                                  ========   ========   ========   ========

RECENT ACCOUNTING PRONOUNCEMENTS

       On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 is not expected to have a material impact the Company's consolidated financial position or results of operations.

3.     EARNINGS PER SHARE

       Basic earnings per share are computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during the period. For the three and nine months ended December 31, 2003 and 2002, options and warrants to purchase 9,629,769 and 8,332,227 shares of common stock were excluded from the computation of diluted loss per share because of their anti-dilutive effect. Furthermore, a restricted stock grant of 450,000 shares and 3,000,000 shares issuable upon conversion of the Company's convertible preferred stock have been excluded from the diluted loss per share calculations.

4.     SEGMENT INFORMATION

       Because we began as a dental practice management company and then shifted the focus of the business to Web collaboration and e-Learning, during the three and nine months ended December 31, 2003 and 2002, the Company had two reportable segments, e-Learning and dental practice management. The dental practice management segment includes revenues that had been derived from service contracts and operating expenses related to the delivery of the dental services and other non-operating expenses. While historically the revenues and associated expenses were meaningful, as of December 31, 2003, all of the contracts with the Affiliated Practices have expired. The e-Learning segment that is the focus of our efforts, includes all revenues and operating expenses from our e-Learning products and services as well as revenues and operating expenses related to the development and sale of our iLinc suite of Web conferencing, virtual classroom and Web collaboration products. There are no intersegment revenues. Summary financial information of the segments is as follows:

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               DECEMBER 31,          DECEMBER 31,
                                           -------------------   -------------------
                                             2003       2002       2003       2002
                                           --------   --------   --------   --------
       Revenues:
          Licenses .....................   $   568    $   306    $ 1,756    $   359
          Service and maintenance ......     1,011        769      2,559      2,988
                                           --------   --------   --------   --------
             Total e-Learning revenues .     1,579      1,075      4,315      3,347
          Dental practice management ...        12        642        128      2,635
                                           --------   --------   --------   --------
              Total revenues ...........   $ 1,591    $ 1,717    $ 4,443    $ 5,982
                                           ========   ========   ========   ========

        Operating expenses:
          e-Learning ...................   $ 1,614    $ 2,350    $ 4,637    $ 7,204
          Dental practice management ...        42         26        155        229
                                           --------   --------   --------   --------
              Total operating expenses .   $ 1,656    $ 2,376    $ 4,792    $ 7,433
                                           ========   ========   ========   ========

       Income (loss) from operations:
          e-Learning ...................   $   (35)   $(1,276)   $  (322)   $(3,857)
          Dental practice management ...       (30)       617        (27)     2,406
                                           --------   --------   --------   --------
              Total loss from operations   $   (65)   $  (659)   $  (349)   $(1,451)
                                           ========   ========   ========   ========

       Capital expenditures:
          e-Learning ...................   $    45    $     6    $    45    $    89
          Dental practice management ...        --         --         --         --
                                           --------   --------   --------   --------
              Total capital expenditures   $    45    $     6    $    45    $    89
                                           ========   ========   ========   ========


                                                            DECEMBER 31, 2003    MARCH 31, 2003
                                                            -----------------   -----------------
       Total assets:
          e-Learning.....................................   $         11,986    $         11,081
          Dental practice management.....................                968               1,342
                                                            -----------------   -----------------
            Total assets.................................   $         12,954    $         12,423
                                                            =================   =================


5.  GOODWILL AND INTANGIBLE ASSETS, NET

       Goodwill consisted of the following:

                                                            DECEMBER 31, 2003    MARCH 31, 2003
                                                            -----------------   -----------------
                                                                        (IN THOUSANDS)
        Goodwill.........................................   $          9,050    $          8,823
                                                            =================   =================

       The changes in the carrying amount of the goodwill for the nine months ended December 31, 2003 (in thousands):

                                                                                   LEARNING
                                                                                   SEGMENT
                                                                                  ----------

       Balance, March 31, 2003................................................    $   8,823
          LearnLinc royalty earnout (see Note 10).............................          227
                                                                                  ----------
       Balance, December 31, 2003.............................................    $   9,050
                                                                                  ==========

       Intangible assets consisted of the following (in thousands):

                                                              DECEMBER 31, 2003
                                                  ------------------------------------------
                                                 GROSS CARRYING  ACCUMULATED
                                                     AMOUNT     AMORTIZATION        NET
                                                  ------------   ------------   ------------
       AMORTIZED INTANGIBLE ASSETS:
          Deferred offering costs..............   $       839    $      (147)   $       692
          Purchase software....................           675           (287)           388
          Customer relationship................            32            (25)             7
                                                  ------------   ------------   ------------
                                                  $     1,546    $      (459)   $     1,087
                                                  ============   ============   ============

                                                                 MARCH 31, 2003
                                                  ------------------------------------------
                                                  GROSS CARRYING  ACCUMULATED
                                                     AMOUNT      AMORTIZATION        NET
                                                  ------------   ------------   ------------
       AMORTIZED INTANGIBLE ASSETS:
          Deferred offering costs..............   $     1,020    $      (249)   $       771
          Purchase software....................           675           (118)           557
          Customer relationship................            32            (14)            18
                                                  ------------   ------------   ------------
                                                  $     1,727    $      (381)   $     1,346
                                                  ============   ============   ============

6.     ACCOUNT PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities consisted of the following:

                                                                  DECEMBER 31,   MARCH 31,
                                                                     2003           2003
                                                                 ------------   ------------
                                                                        (IN THOUSANDS)
Accounts payable trade........................................   $       842    $       681
Accrued state sales tax.......................................            50            384
Accrued interest..............................................           221            310
Amount payable to certain Quisic shareholders (*).............            --            150
Amounts related to acquisitions...............................            40             73
Accrued salaries and related benefits.........................           199            160
Amount payable to third party providers.......................           441             37
Deferred rent liability.......................................            87             89
Lease termination liability related to acquisitions...........            86            101
Other.........................................................            65             55
                                                                 ------------   ------------
   Total accounts payable and accrued liabilities.............   $     2,031    $     2,040
                                                                 ============   ============

       (*) As of December 31, 2003, the Company had collected $300,000 of funds that were ultimately due to certain shareholders of Quisic Corporation. On December 31, 2003, those Quisic shareholders agreed to convert this liability into 333,333 shares of our common stock at the then market price of $0.90 per share.

7.     LONG-TERM DEBT

       Long-term debt consisted of the following:

                                                                 DECEMBER 31,     MARCH 31,
                                                                     2003           2003
                                                                 ------------   ------------
                                                                        (IN THOUSANDS)
    Convertible redeemable subordinated notes..................  $     5,650    $     5,775
    Subordinated notes, Series A...............................           --            849
    Subordinated promissory notes..............................        1,068          1,072
    Shareholders' notes payable................................          322            430
    Notes payable..............................................          282            503
                                                                 ------------   ------------
                                                                       7,322          8,629
    Less:    current portion of long-term debt.................         (329)          (728)
                 Discount......................................         (914)        (1,019)
                 Beneficial conversion feature.................         (913)        (1,019)
                                                                 ------------   ------------
    Long-term debt.............................................  $     5,166    $     5,863
                                                                 ============   ============

       In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). The Learning-Edge Notes bear interest at rates ranging from at 7.5% to 9.0% and are due in two equal installments on April 5, 2005 and on October 1, 2005, respectively. The terms of the Learning-Edge Notes provided that if the Company raises additional capital equal to or in excess of $3 million, 25% of the principal of the Learning-Edge Notes is to be repaid. For each $500,000 raised above $3 million, the repayment percentage increases by 15%. If more than $5 million is raised, 100% of the principal of the Learning-Edge Notes is to be repaid. The holders of the Learning-Edge Notes waived these accelerated payment provisions in relation to the Convertible Note Offering.

       In connection with the Company's IPO in March of 1998, the Company issued $468,000 of notes (the "IPO Notes") to certain shareholders who had provided capital prior to the IPO. Originally, interest accrued at the rate of 6% with the entire amount due on March 30, 2003. Many of the IPO Note holders agreed to have the accrued interest added to the principal balance and extended the maturity date to April 1, 2005 in exchange for quarterly payments of interest and an increase in the interest rate to 10%. Several of the holders agreed to accept a discounted sum in full payment of their IPO Note. The new principal balance on these renewed and extended IPO Notes is $278,000 as of December 31, 2003. Several of the holders could not be located and therefore the principal portion related to those holders of $44,000 is currently past due.

        The Company had issued in 1998 as a part of the consideration due to Affiliated Practices certain subordinated promissory notes (the "Series A Notes"). On September 19, 2003, all of the outstanding principal balance of the Series A Notes, in the sum of $849,000, were converted into 1,572,222 shares of the Company's common stock. A conversion price of $0.54 per share was used as the fair price per share which was the preceding twenty trading day average closing price of the Company's common stock. As a result of that conversion, the Company recorded a $252,000 charge associated with the conversion of the Series A Notes due to a difference in the closing price of the Company's common stock on the day of conversion and the twenty trading day average closing price. Holders of the Series A Notes included James Powers, who had received a $253,000 Series A Note as a part of the consideration paid to him from his own Affiliated Dental Practice transaction in 1998.

       In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Note may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. The placement agent received a commission of $577,500 plus $173,250 as a non-accountable expense reimbursement and received a warrant to purchase units on the same basis as other investors representing ten percent of the gross proceeds at a price of 110% of that paid by investors. During the three months ended December 31, 2003, holders with a principal balance totaling $125,000 converted their notes into common shares of the Company. As a part of the Convertible Note Offering, the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. The Company may force redemption of the warrants if at any time the 20 trading day average closing price of the Company's common stock exceeds $5.50 per share, and the warrants expire on March 29, 2005. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the ten (10) year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten (10) year term of the Convertible Notes. Upon conversion, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion.

       In connection with the acquisition of certain assets from Mentergy, Inc. (and its wholly owned subsidiary LearnLinc Corporation), the Company issued among other consideration a secured promissory note with a principal balance of $250,000 that was due on December 13, 2003 (the "Mentergy Note"). By agreement with Mentergy and its assignees, the Company paid $50,000 in principal amount on the note during December of 2003, leaving $200,000 of the remaining balance past due. Subsequent to December 31, 2003, the remaining balance of $200,000 plus accrued interest has been paid in full and Mentergy has released its security interest in the LearnLinc Assets.

       As of December 31, 2003, as discussed above the Company was past due on the Mentergy Note, which has now been paid, and on a portion of the IPO Notes in the total amount of $244,000. The aggregate maturities of long-term debt excluding capital leases for each of the next five calendar years subsequent to December 31, 2003 were as follows (in thousands):

     Amount Due in 2004 (includes the $244,000 discussed above)........$    329
     Amount Due in 2005................................................   1,343
     Amount Due in 2006................................................      --
     Amount Due in 2007................................................      --
     Amount Due in 2008................................................      --
     Amount Due in 2009 and Thereafter.................................   5,650
                                                                       ---------
           Total Due:                                                  $  7,322
                                                                       =========

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

       Under the Plan, the Company is authorized to issue up to 3,500,000 shares of its Common Stock to officers and employees in the form of stock options and restricted stock grants.

       As of December 31, 2003, there were options granted to purchase 1,982,105 shares of the Company's common stock at various prices. The Compensation Committee administers the Plan. These stock options have contractual terms of 10 years and have an exercise price usually equal to the fair market value of the stock on the date of the grant. The options vest at varying rates over a one to five year period.

       Following is a summary of the stock options that were granted, exercised, forfeited or expired under the plan as of December 31, 2003:

                                                           NUMBER OF       WEIGHTED      WEIGHTED
                                                            SHARES         AVERAGE       AVERAGE
                                                           UNDERLYING      EXERCISE    FAIR-VALUE OF
                                                            OPTIONS         PRICES    OPTIONS GRANTED
                                                          ------------   ------------   ------------
          Outstanding at March 31, 2003.................    1,835,865    $      1.82
          Granted.......................................      322,500           0.49    $      0.37
                                                                                        =============
          Exercised.....................................           --             --
          Forfeited.....................................     (176,260)          2.78
          Expired.......................................           --             --
                                                          ------------   ------------
          Outstanding at December 31, 2003..............    1,982,105    $      1.68
                                                          ============   ============

       The following table summarizes information about stock options that were outstanding at December 31, 2003:

                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                        ------------------------------------------   ---------------------------
                                         WEIGHTED  WEIGHTED AVERAGE                  WEIGHTED
                                         AVERAGE       REMAINING                     AVERAGE
                         NUMBER OF       EXERCISE     CONTRACTUAL     NUMBER OF      EXERCISE
                           SHARES         PRICE       LIFE (YEARS)      SHARES         PRICE
                        ------------   ------------   ------------   ------------   ------------
                                                (SHARE DATA IN THOUSANDS)
     $0.01 - $0.99        1,291,706    $     0.53            7.72        826,982    $      0.52
     $1.00 - $1.99           87,125          1.72            6.37        102,676           1.61
     $2.00 - $2.99          430,000          2.22            5.53        378,000           2.25
     $3.00 - $8.50          173,274          6.98            4.33        156,596           7.08
                        ------------                                 ------------
                          1,982,105                                    1,464,254
                        ============                                 ============

     The following table summarizes information about any warrants to purchase the Company's common stock that were outstanding at December 31, 2003:

                                   WARRANTS OUTSTANDING                   WARRANTS EXERCISABLE
                        ------------------------------------------   ---------------------------
                                         WEIGHTED  WEIGHTED AVERAGE                  WEIGHTED
                                         AVERAGE       REMAINING                     AVERAGE
                         NUMBER OF       EXERCISE     CONTRACTUAL     NUMBER OF      EXERCISE
                           SHARES         PRICE       LIFE (YEARS)      SHARES         PRICE
                        ------------   ------------   ------------   ------------   ------------
                                                (SHARE DATA IN THOUSANDS)
     $0.40 - $0.40          250,000    $     0.40            2.88        250,000    $      0.40
     $0.42 - $0.42          543,182    $     0.42            7.64        543,182    $      0.42
     $0.44 - $0.44          132,972    $     0.44            7.70        132,972    $      0.44
     $0.50 - $0.50           25,000    $     0.50            2.00         25,000    $      0.50
     $1.50 - $1.50          921,510    $     1.50            3.64        921,510    $      1.50
     $3.00 - $3.00        5,775,000    $     3.00            1.24      5,775,000    $      3.00
                        ------------                                 ------------
                          7,647,664                                    7,647,664
                        ============                                 ============

       In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its chief executive officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the chief executive officer. The shares 100% vest after 10 years from the date of grant. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the ten-year vesting period. The restricted shares vest based on the Company's share price as follows:

                                      PERFORMANCE CRITERIA                          SHARES VESTED
           ---------------------------------------------------------------------    --------------
           Share price trades for $4.50 per share for 20 consecutive days           150,000 shares
           Share price trades for $8.50 share for 20 consecutive days               150,000 shares
           Share price trades for $12.50 per share for 20 consecutive days          150,000 shares

       On November 19, 2003, the Company issued a warrant to purchase 250,000 shares of common stock to an advisor of the Company in exchange for certain advisory and consulting services pursuant to a written advisory agreement that will be provided to the Company over a three-year contractual period. The warrants are exercisable for shares of the Company's common stock at a price of $0.40. The warrant contained a provision that prohibited the delivery of shares even if exercised until after February 5, 2004. The warrants are currently treated as a variable plan grant; accordingly, the warrant will be revalued at each quarter end and the portion related to the cumulative expired services period less prior charges recorded will be recorded as a charge to expense during the period. The warrants were valued using the Black-Scholes model to calculate a fair value of $0.49 per share at December 31, 2003. A portion of the fair value totaling $7,000 was recognized for the three months ended December 31, 2003.

9.     GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses consist of the following items for the periods presented.

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         DECEMBER 31,                 DECEMBER 31,
                                                   -------------------------    -------------------------
                                                      2003         2002            2003         2002
                                                   ------------ ------------    -----------  ------------
          Salaries and employee benefits.........  $      203   $      225      $      619   $      896
          Occupancy..............................         124          149             359          368
          Insurance..............................          60           67             178          171
          Bad debt expense.......................          18          127              35          382
          Bad debt recovery......................        (244)          --            (438)        (542)
          Other .................................         197          131             618          887
                                                   ------------ ------------    -----------  ------------

              Total general and administrative...  $      358   $      699      $    1,371   $    2,162
                                                   ============ ============    ===========  ============


10.    COMMITMENTS AND CONTINGENCIES

       The Company is subject to various commitments and contingencies as described in Note 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2003. The significant items included were Lease Commitments, Employment Agreements, Litigation and Royalty Agreements. During the nine month period ended December 31, 2003, the following commitments and contingencies arose or were settled:

        In conjunction with the settlement of certain dental contracts, the Company received 187,699 shares of its commons stock as part of the consideration of said settlements. The Company has reflected the return of such stock on the treasury method.

         During the three months ended September 30, 2003, the Company was successful in settling long-term debts and acquisition related liabilities at amounts less than their recorded values. The Company paid $89,000 in order to settle debts of $260,000 during the three months ended September 30, 2003. Accordingly, the Company has recorded the difference of $171,000 as other income in the period. During the three and nine months ended December 31, 2003, the Company removed $58,000 and $109,000 respectively, of accounts payable related to its acquisitions of Learning-Edge, Inc. and ThoughtWare Technologies, Inc. since the Company determined that these amounts were not valid claims against the Company. As the purchase allocation period related to these acquisitions was closed, the amounts were recorded as other income rather than a reduction to goodwill.

       Effective May 1, 2003, the Company terminated the employment of certain employees that had provided custom content development services. Those employees were permitted to create a new company, Interactive Alchemy, Inc. ("IA") and simultaneously entered into a non-cancelable three-year subcontractor agreement with the Company. IA continues to provide custom content development services to the Company for its customers in exchange for a fixed percentage of the Company's custom content project fee. The Company provides IA with certain facilities and administrative support for which in exchange it receives a specified amount of support services. During the three and nine month periods ended December 31, 2003, the Company incurred approximately $283,000 and $616,000 of fees to IA in connection with this agreement. The Company has open accounts payable to IA totaling $214,000 as of December 31, 2003.

       On November 4, 2002, two former employees of Quisic Corporation, filed suit in the Superior Court of the State of California claiming damages in the amount of $6.4 million against the Board of Directors of Quisic Corporation resulting from their employment termination by Quisic alleging among other things breach of contract. The Company is a third party defendant with an allegation of successor liability to the extent the Quisic defendants are found liable and to the extent the plaintiffs prove successor liability by the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction. The Company believes that the plaintiff's assertions are without merit and intends to vigorously defend this lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur in this Quisic lawsuit, then the impact is likely to be material to the Company. Subsequent to the defendant's answers being filed, the Quisic defendants sought an order that would compel binding arbitration of the plaintiff's claims. The court denied that motion. The trial court's ruling is being appealed, with the proceeds at the trail court stayed pending outcome of the appeal.

       In conjunction with the LearnLinc acquisition, the Company agreed to provide a royalty earn-out payment due upon sales of the LearnLinc product. The royalty earn-out is equal to 20% for all revenues collected from the sale or license of LearnLinc software over a three-year period beginning with the closing date, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount ever due is $5,000,000. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF No. 95-8 at the time such amounts are collected. The Company has accrued LearnLinc royalties totaling $227,000 for the nine months ended December 31, 2003. The operating results are included with the Company's as of November 4, 2002.

       On June 11, 2003, Kepner-Tregoe, Inc. filed suit in the Supreme Court of the State of New York, County of New York, on Internal & External Communications, Inc., Quisic Corporation, Investor Growth Capital, Ltd., Investor Group, L.P., Leeds Equity Partners III, L.P., et al. seeking to collect an arbitration award against Quisic in the amount of $1,701,331. The defendants have filed a motion to dismiss and EDT Learning has filed a verified answer in this matter denying any liability. The Company is a third party defendant with an allegation of successor liability to the extent the Quisic defendants are found liable and to the extent the plaintiff proves successor liability by the Company. The Company believes that the Plaintiff's assertions are without merit and intends to vigorously defend this lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur in the this Quisic lawsuit then the impact is likely to be material to the Company. Subsequent to the defendant's answers being filed, the Quisic defendants sought an order dismissing the plaintiff's clams. Pending resolution of that motion to dismiss the trial court is permitting only limited discovery.

11.    PRIVATE PLACEMENT OFFERING

        On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units with each unit costing $50,000 that provided to the Company total gross proceeds of $1,500,000. Each unit consisted of 5,000 shares of preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of the Company's common stock. The preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events with a floor of $0.30 per share) making each share of preferred stock convertible into 20 shares of common stock. The warrants are immediately exercisable at a price of $1.50 per share and have a three-year term. The Company will pay an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000. The Company plans on using the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities.

        The cash proceeds of the private placement of convertible preferred stock was allocated prorata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share.

12.    SUBSEQUENT CAPITAL RAISE

        In February of 2004, the Company completed a private placement offering raising capital of $500,000 that will be used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that have a term of 24 months (subject to adjustment in certain events), and the notes are subordinated to any present or future senior indebtedness. The notes bear interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months (subject to a retroactive adjustment to 15% if the underlying shares into which the notes are convertible have not been registered by July 31, 2004) and require quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes may convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share (subject to adjustments for dilution, as defined). At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which will be amortized as interest expense over the 2-year life of the debt. The holders of the notes retain certain demand and piggy-back registration rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       STATEMENTS CONTAINED IN THIS FORM 10-Q THAT INVOLVE WORDS LIKE "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, OUR DEPENDENCE ON OUR PRODUCTS OR SERVICES, MARKET DEMAND FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND CHANNEL PARTNERS, OUR ABILITY TO CHANGE OUR PRODUCTS AND EXPAND OUR TECHNOLOGICAL INFRASTRUCTURE TO MEET THE DEMAND FROM OUR CUSTOMERS, OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED EMPLOYEES, THE STATUS OF THE OVERALL ECONOMY, THE STRENGTH OF COMPETITIVE OFFERINGS, THE PRICING PRESSURES CREATED BY MARKET FORCES, AND THE OTHER RISKS DISCUSSED HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, TO REFLECT ANY CHANGE IN OUR EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. OUR REPORTS ARE AVAILABLE FREE OF CHARGE AS SOON AS REASONABLY PRACTICABLE AFTER WE FILE THEM WITH THE SEC AND MAY BE OBTAINED THROUGH OUR WEBSITE.


OVERVIEW

       Headquartered in Phoenix, Arizona, iLinc Communications, Inc., ("We", "Us", "Our" or the "Company") (formerly EDT Learning, Inc.) is a provider of Web conferencing, virtual classroom and Web collaboration software and services.

       We changed our name from EDT Learning, Inc. to "iLinc Communications, Inc." to reflect not only the breadth of our Web conferencing products and services but also to reflect the integration of audio conferencing, video conferencing, and voice-over-IP technologies. The name change was approved by our stockholders at a special meeting of stockholders on February 5, 2004. Along with the name change, the Company's stock symbol changed to the new symbol of "ILC."

         THE iLINC SUITE OF PRODUCTS

       We provide Web collaboration and Web conferencing software that includes a comprehensive set of features and functionality in the Web conferencing industry. Our name change is reflective of our focus in terms of research, development, sales and marketing on our award-winning suite of Web conferencing and Web collaboration software known as the iLinc(TM) Suite. The iLinc Suite includes: LearnLinc(TM) - permits live instructor-led training and education over the Internet to remote students replicating the instructor-led environment; MeetingLinc(TM) - facilitates more effective and economical communication through online meetings using voice-over-IP technology to avoid the expense of travel and long-distance charges; ConferenceLinc(TM) - delivers your message more consistently in a one-to-many format replicating professionally managed conferencing events; and SupportLinc(TM) - gives customer service organizations the ability to provide remote, hands-on support for products, systems, or software applications. Our iLinc Web collaboration software suite is available in both an ASP and license purchase model. Since its beginnings in 1994, LearnLinc and MeetingLinc have been installed and operational in corporate, government, and educational organizations in the United States and Internationally. LearnLinc(TM), the flagship of our four-product iLinc suite, won first place at the Synchronous e-Learning Shootout held at Online Learning's Conference in the fall of 2002, winning by a vote of training professionals over such other notable companies as WebEx, PlaceWare (now Microsoft Live), and Centra. Unlike many of our competitors, our iLinc suite of products includes the use of integrated voice-over-IP and two-way live video.

       In addition to our focus on the iLinc suite, we recently added a new senior vice president of sales who brings to us sales experience specifically in the Web conferencing and audio conferencing industries. We recently launched sales and marketing efforts that are designed increase market share and grow usage within our existing customer base.

         INDUSTRY TRENDS

       We see several emerging industry trends that makes us well positioned to take advantage of these trends. First, the industries that have embraced Web conferencing to the largest degree continue to be the Financial sector and High Technology. According to a recent report by the analyst group Frost and Sullivan, these two segments represented 52.2% of the total Web conferencing revenues in 2002 and will continue to be the largest single markets for Web conferencing revenue by 2009. Frost & Sullivan has also identified Professional Service agencies as a large adopter of the Web Conferencing from now until 2009. To that end, we now have more than 200 Professional Service companies have chosen our Web conferencing solution as their tool of choice, including some of the larger organizations inside the Fortune 1000.

       A second notable trend is that specific features and licensing options are becoming increasingly important to the Financial sector and High Technology markets. This has created unique opportunities for iLinc. Frost & Sullivan expects that desktop videoconferencing and voice over IP integration will be heavily utilized features among high technology companies in the immediate future and that Web conferencing vendors offering these functionalities within their solution will likely find numerous successes within this vertical market. Unlike many of our competitors, our video and voice over IP can be throttled for high bandwidth users or for low bandwidth users allowing anyone from a dial-up connection to utilize these features. Frost & Sullivan also expects that the Financial Services vertical market offers significant growth opportunities for those Web conferencing vendors offering a behind the firewall solution. iLinc is one of the carrier class Web conferencing solutions that offer both a behind the firewall solution installation combined with the strength of feature set and AES security. Prominent organizations inside the Financial sector of the Fortune 1000 have chosen our solution. To leverage these advantages, our organization is launching an aggressive marketing and sales campaign inside these vertical markets with the goal of achieving significant market share within the financial services, high tech and professional services markets. Our ability to attract and maintain these specific types of customers has given us a base of existing customers that we hope will enable us to further grow within these sectors and others. As to maintaining the existing customer base, our client services group is frequently praised by our customers who also use our competitor's products as competitive. Our emphasis in client service has allowed us to strengthen the existing iLinc customer base while maintaining almost all of the previously existing clients in the 14 months since we acquired the software. The ability to maintain our customer base provides recurring maintenance revenues as well as opportunities for up-sales of our new iLinc products and services within those organizations. Assuming renewals of existing customers, our recurring maintenance, hosting and iLinc ASP revenues are now approximately $1.8 million per year and growing each month.

         OUR OTHER E-LEARNING PRODUCTS

       While we have focused on our iLinc suite of products, we also continue to provide various e-Learning solutions to corporate, government, and education clients alike. Those products include our online collaboration and development software products that include TestLinc(TM), and i-Canvas(TM) as well as providing custom content services.

       We also offer a library of online courses focused upon the training of executives on essential business topics. Our off-the-shelf online library of content includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College. Customers subscribe for a period of time per course, with the license providing for access over typically one year from date the students first access of the course.

       For the development of custom online content we offer an award winning content development software, called i-Canvas(TM) which is sold on an individual user perpetual license basis. We continue to provide to our customers award winning custom content services through the Interactive Alchemy subcontractor relationship. Custom content services are bid on a project-by-project basis and revenue is recognized on the percentage-of-completed contract method.

         SEGMENT INFORMATION

       We began operations in March of 1998 as a dental practice management company and our formation included the simultaneous rollup of dental practices and an initial public offering. Our initial goals were to provide training and practice enhancement services to the Affiliated Practices spread over 31 states using the Internet (see references to the "Dental Segment"). However, we shifted our business model and focus away from the dental practice management industry and toward the overall e-Learning sector in the summer of 2001, and accordingly as of December 31, 2003, all of the contracts with the Affiliated Practices have expired and therefore comparisons to prior periods may not be meaningful. During the three and nine months ended December 31, 2003 and 2002, the Company had two reportable segments, e-Learning and dental practice management. The e-Learning segment included revenues and operating expenses related to the development and sale of the Company's e-Learning products. The dental practice management segment included revenues from service contracts, operating expenses related to the delivery of the dental services and other non-operating expenses. There are no intersegment revenues. Summary financial information of the segments is as follows:

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          DECEMBER 31,                  DECEMBER 31,
                                                   ---------------------------    -------------------------
                                                      2003           2002            2003         2002
                                                   ------------   ------------    ------------ ------------
       Revenues:
          Licenses...............................  $      568     $      306      $    1,756   $      359
          Service and maintenance................       1,011            769           2,559        2,988
                                                   ------------   ------------    ------------ ------------
             Total e-Learning revenues...........       1,579          1,075           4,315        3,347
          Dental practice management.............          12            642             128        2,635
                                                   ------------   ------------    ------------ ------------
              Total revenues.....................  $    1,591     $    1,717      $    4,443   $    5,982
                                                   ============   ============    ============ ============

        Operating expenses:
          e-Learning.............................  $    1,614     $    2,350      $    4,637   $    7,204
          Dental practice management.............          42             26             155          229
                                                   ------------   ------------    ------------ ------------
              Total operating expenses...........  $    1,656     $    2,376      $    4,792   $    7,433
                                                   ============   ============    ============ ============

       Income (loss) from operations:
          e-Learning.............................  $     (35)     $   (1,276)     $    (322)   $   (3,857)
          Dental practice management.............        (30)            617            (27)        2,406
                                                   ------------   ------------    ------------ ------------
              Total loss from operations.........  $     (65)     $     (659)     $    (349)   $   (1,451)
                                                   ============   ============    ============ ============

       Capital expenditures:
          e-Learning.............................  $       45     $        6      $       45   $       89
          Dental practice management.............          --             --              --           --
                                                   ------------   ------------    ------------ ------------
              Total capital expenditures.........  $       45     $        6      $       45   $       89
                                                   ============   ============    ============ ============


                                                                     DECEMBER 31, 2003    MARCH 31, 2003
                                                                     ------------------ -------------------
       Total assets:
          e-Learning..............................................   $          11,986  $          11,081
          Dental practice management..............................                 968              1,342
                                                                     ------------------ -------------------
            Total assets..........................................   $          12,954  $          12,423
                                                                     ================== ===================

RESULTS OF OPERATIONS

         As of December 31, 2003, we provide Web collaboration and Web conferencing software that includes a comprehensive set of features and functionality. Our name change is reflective of our focus in terms of research, development, sales and marketing on our award-winning suite of Web conferencing and Web collaboration software known as the iLinc(TM) Suite. The iLinc suite includes: LearnLinc(TM) - permits live instructor-led training and education over the Internet to remote students replicating the instructor-led environment; MeetingLinc(TM) - facilitates more effective and economical communication through online meetings using voice-over-IP technology to avoid the expense of travel and long-distance charges; ConferenceLinc(TM) - delivers your message more consistently in a one-to-many format replicating professionally managed conferencing events; and SupportLinc(TM) - gives customer service organizations the ability to provide remote, hands-on support for products, systems, or software applications. Our iLinc Web collaboration software suite is available in both an ASP and license purchase model. Since its beginnings in 1994, LearnLinc and MeetingLinc have been installed and operational in corporate, government, and educational organizations in the United States and Internationally. LearnLinc(TM), the flagship of EDT Learning's four-product iLinc suite, won first place at the Synchronous e-Learning Shootout held at Online Learning's Conference in the fall of 2002, winning by a vote of training professionals over such other notable companies as WebEx, PlaceWare (now Microsoft Live), and Centra. Our iLinc suite of products includes the ability to use integrated voice-over-IP and two-way live video.

         On June 14, 2002, the Company acquired certain assets of Quisic Corporation ("Quisic"); a California based private e-Learning company in an asset purchase and common stock purchase transaction that involved the issuance of 2,000,000 common shares to certain shareholders of Quisic. The operating results of Quisic have been included in the consolidated operations of the Company commencing June 17, 2002. The purchase agreement requires that the Company pay certain contingent compensation to the seller if during the 5 year period following the closing certain sales to PBS and others occur. Through December 31, 2003, the Company has collected funds subject to this contingent provision totaling $300,000. On December 31, 2003, the seller agreed to convert the entire amount then due instead into 333,333 common shares our common stock at the fair market price of $0.90 per share.

         Effective November 4, 2002, the Company acquired certain assets of Mentergy, Inc. ("Mentergy") that included the LearnLinc Web collaboration and Web conferencing software that is the foundation for the iLinc suite of products (the "LearnLinc Assets"). In exchange for the LearnLinc Assets, the Company paid $500,000, with one half due at closing and the remaining payment due in a note that was due December 13, 2003, assumed scheduled liabilities equal to $462,000 and agreed to provide a royalty earn-out payment due upon sales of the LearnLinc product. The royalty earn-out is equal to 20% for all revenues collected from the sale or license of LearnLinc software over a three-year period beginning with the closing date, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount ever due is $5,000,000. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF No. 95-8 at the time such amounts are collected. The Company has accrued LearnLinc royalties totaling $227,000 for the nine months ended December 31, 2003. The operating results are included with the Company's as of November 4, 2002.

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

REVENUES

         Total revenues generated for the three months ended December 31, 2003 and December 31, 2002 were $1.6 million and $1.7 million respectively, a decrease of $100,000. Web collaboration and Learning revenues for the three months ended December 31, 2003 and December 31, 2002 were $1.6 million and $1.1 million, respectively, an increase of $500,000. The increase was a result of an increase in license revenue of $260,000 and an increase of $240,000 in service and maintenance revenues. The Company continues to focus its efforts on the higher margin license revenues while maintaining the service and maintenance revenues.

       Total revenues generated for the nine months ended December 31, 2003 and 2002 were $4.4 million and $6.0 million respectively, a decrease of $1.6 million. The Company recognized $4.3 million in Web collaboration and learning revenues in the nine months ended December 31, 2003 compared with $3.3 million of Web collaboration and learning revenues in the nine months ended December 31, 2002, an increase of $1.0 million. The increase is a result of the Company's continuing focus on the Web collaboration and Web conferencing markets as well as the sales of other Learning products and services.

       Revenue from dental contracts decreased by $630,000 from $642,000 for the three months ended December 31, 2002 to $12,000 for the three months ended December 31, 2003 due to the previously announced and planned modification and termination of certain dental management service contracts. As anticipated and previously announced, all of the remaining legacy management service agreements terminated during the three months ended December 31, 2003. Revenue from dental contracts decreased by $2.5 million during the nine months ended December 31, 2003 due to the previously announced and planned modification and termination of certain dental management service contracts. As anticipated and previously announced, all of the remaining legacy management service agreements terminated during the three months ended December 31, 2003.

OPERATING EXPENSES

       Operating expenses consist of research and development, sales and marketing, general and administrative, and depreciation and amortization expenses. The Company incurred operating expenses of $1.7 million for the three months ended December 31, 2003, a decrease of $700,000 from $2.4 million for the three months ended December 31, 2002. This is due to decreases in salaries and wages of $437,000, depreciation and amortization of $367,000, and bad debt expense of $353,000. These were offset by increases of $391,000 in product development costs and $138,000 in legal fees. The Company has reduced head count from 66 in December of 2002 to 43 at December 31, 2003. In addition, the Company has streamlined its operations by closing non-essential facilities and consolidating those functions in its Phoenix and Troy, New York locations and is now receiving the full benefit of those cost reduction programs.

       The Company incurred operating expenses of $4.8 million and $7.4 million for the nine months ended December 31, 2003 and 2002 respectively, a decrease of $2.6 million. The decrease is primarily due to decreases in salaries and wages of $1.6 million and depreciation and amortization of $1.1 million.

       Research and development expenses represent expenses incurred in connection with the development of custom content services, the development of new iLinc products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses for the three months ended December 31, 2003 and December 31, 2002 were $741,000 and $786,000 respectively, a decrease of $45,000. The decrease is a result of the Company's closure of the Memphis and Los Angeles offices, outsourcing of custom content development and elimination of dental operations costs. These changes caused a decrease in salaries and wages of $399,000 and dental operations of $7,000. This was partially offset by an increase in product development costs of $358,000 due to increased costs of custom development and royalty expense.

       The Company incurred research and development costs of $2.0 million and $2.6 million for the nine months ended December 31, 2003 and 2002 respectively, a decrease of $650,000. The decrease is primarily a result of a decrease in compensation expenses of $1.3 million and dental operations of $34,000. This was partially offset by an increase in product development costs of $699,000 due to increased costs of custom development and royalty expense.

       Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $460,000 and $427,000 for the three months ended December 31, 2003 and December 31, 2002, respectively, an increase of $33,000. The increase is a result of an increase in advertising and printing of $29,000 and compensation expenses of $14,000. These increased expenses were partially offset by a decrease in travel expenses of $15,000.

       The Company incurred $1.2 million and $1.3 million in sales and marketing expenses for the nine months ended December 31, 2003 and 2002 respectively, a decrease of $100,000. This decrease is primarily a result of decreases in general office expenses of $83,000 and travel expenses of $73,000. These decreases were partially offset with increases of $34,000 in compensation expense and $29,000 in advertising and printing expense.

       General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel, office costs and other general corporate expenses. During the three months ended December 31, 2003 and December 31, 2002, general and administrative expenses were $358,000 and $699,000, respectively, a decrease of $341,000. The change in general and administrative expenses was primarily due to decreases in bad debt expense of $353,000, investor relations and board fees of $43,000, occupancy of $25,000, compensation and related benefit expense of $22,000, telephone of $16,000, liability insurance of $7,000 and increases in legal fees of $137,000 and travel expenses of $12,000.

       The Company incurred general and administrative expenses of $1.4 million and $2.2 million for the nine months ended December 31, 2003 and 2002 respectively, a decrease of $800,000. The change was primarily due to decreases in compensation expenses of $277,000, bad debt expense of $243,000, investor relations of $121,000, accounting fees of $52,000, telephone expenses of $38,000, general office expenses of $29,000 and occupancy of $9,000.

       For the three months ended December 31, 2003 and December 31, 2002 depreciation and amortization expense was $97,000 and $464,000, respectively. For the nine months ended December 31, 2003 and December 31, 2002 depreciation and amortization expense was $300,000 and $1.4 million, respectively. Beginning in fiscal 2003 the Company ceased amortizing goodwill in accordance with SFAS No. 142. The decrease is also attributed to the termination of the service agreements that returned ownership of the dental practice equipment to the related dental practices.

INTEREST EXPENSE

       Interest expense of $343,000 for the three months ended December 31, 2003 decreased by $72,000 from $415,000 for the three months ended December 31, 2002. The decrease was primarily a result of a reduction in interest expense associated with the Company's interest bearing liabilities. Interest expense for the nine months ended December 31, 2003 and 2002 was $1.0 million and $1.2 million respectively, a decrease of $200,000.

GAIN FROM THE TERMINATION OF SERVICE CONTRACTS WITH AFFILIATED PRACTICES

       The gains of $9,000 and $82,000 for the three months ended December 31, 2003 and December 31,2002 relate to a variety of transactions with Affiliated Practices, including the results of negotiated settlements, the results of litigation to enforce contracts and modified service agreements.

       The gains of $23,000 and $897,000 for the nine months ended December 31, 2003 and 2002 relate to a variety of transactions with Affiliated Practices, including the results of negotiated settlements, the results of litigation to enforce contracts and modified service agreements. As anticipated and previously announced all of the remaining legacy service agreements terminated during the three months ended December 31, 2003.

GAIN ON SETTLEMENT OF DEBT AND OTHER OBLIGATIONS

       During the three and nine months ended December 31, 2003, the Company recognized gains of $58,000 and $379,000 respectively relating to the settlement of debt and other obligations. During the nine months ended December 31, 2003, the Company recognized a gain of $352,000 relating to a state sales tax settlement. As part of the acquisition of ThoughtWare in January of 2002, the Company assumed a sales and use tax liability of $384,000. On July 29, 2003, the Company was notified by the state taxing authorities that the amount due relating to the sales tax would be removed from the assessment resulting in a net amount due of $32,000. As the purchase allocation period related to the acquisition was closed, the $352,000 was recorded as other income rather than a reduction to goodwill. There were no like items for the nine months ended December 31, 2002.

INCOME TAX EXPENSE

       The Company recorded no tax benefit during the three and nine months ended December 31, 2003 or 2002 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history. At March 31, 2003, the Company has a net deferred tax asset of $9.9 million with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of six to fourteen years.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company has a working capital deficiency, incurred an operating loss and had negative cash flows from operations during the nine months ended December 31, 2003. While the service agreements with Affiliated Practices had provided revenues and corresponding cash flows, all of those service agreements from our legacy business have terminated and therefore we will not receive any further revenues and cash flow from our dental segment. The Company currently does not have existing working capital and does not generate positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term. These matters, among others, including our limited operating history as a provider of Web conferencing and Web collaboration software, raise substantial doubt about the Company's ability to continue as a going concern. Our plan with regard to these matters includes the continued development, marketing and licensing of our iLinc suite of products and services through both internal sales efforts and through external channel partnerships. We plan to expand where appropriate with external growth by acquisition, with those acquisitions including providers of audio conferencing as well as Web conferencing products and services. Although we continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its Web collaboration and e-Learning products and services to provide adequate cash flows to sustain our operations. Our continuation as a Company is therefore may be dependent on our ability to raise additional equity or debt capital, to continue to increase sales and revenues, to generate positive cash flows from operations and ultimately to achieve profitability.

       In order to increase its liquidity, the Company intends to restructure or extend existing obligations to reduce cash outflows for debt service, seek if necessary additional funding from the placement of debt or equity securities, invest in further marketing and sales efforts that result in the sale of the Company's high margin software products and services. However, there can be no assurance that the Company's plans will be achieved or that the Company will be able to acquire additional sums.

       As of December 31, 2003, the Company had a working capital deficit of $1.4 million. Current assets included $227,000 in cash, $1.7 million in accounts receivable, $252,000 in notes receivable and $123,000 in prepaid and other current assets. Current liabilities consisted of $975,000 of deferred revenue, $677,000 of current maturities of long-term debt and capital leases and $2.0 million in accounts payable and accrued liabilities.

       Cash used in operating activities was $1.1 million during the nine months ended December 31, 2003 and $1.6 million during the nine months ended December 31, 2002. Cash used in operating activities during the nine months ended December 31, 2003 was primarily attributable to a net loss of $910,000, settlement of debt and other obligations of $632,000 and increases in accounts receivable and prepaid expenses of $893,000 and $110,000, respectively. These items were offset by $379,000 of depreciation and amortization expenses, discount accretion on debt of $210,000, an increase in deferred revenue of $150,000 and an increase in accounts payable and accrued liabilities of $818,000. Cash used in operating activities during the nine months ended December 31, 2002 was primarily attributable to a net loss of $1.7 million, increases in accounts receivable of $406,000, and decreases in deferred revenue and accounts payable and accrued liabilities totaling $740,000 and $399,000, respectively. These items were partially offset by $1.5 million of depreciation and amortization expense.

       Cash provided by investing activities was $157,000 and $1.3 million for the nine months ended December 31, 2003 and December 31, 2002, respectively. Cash provided by investing activities for the nine months ended December 31, 2003 was primarily due to $334,000 from the repayment of notes receivable, proceeds received from practice terminations of $91,000 offset by $227,000 of acquisition related royalty expenses. Cash provided by investing activities during the nine months ended December 31, 2002 was primarily due to proceeds received from practice terminations of $1.1 million.

       Cash provided by financing activities was $774,000 during the nine months ended December 31, 2003, while cash used in financing activities was $816,000 during the nine months ended December 31, 2002. Cash provided by financing activities during the nine months ended December 31, 2003 was due to the net proceeds of $1,288,000 related to the issuance of convertible preferred stock and warrants which was partially offset by repayment of debt and capital leases of $469,000. Cash used in financing activities during the nine months ended December 31, 2002 was primarily attributable to the repayment of debt and capital leases totaling $835,000.

HISTORICAL ACTIVITIES RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

       In connection with the Company's IPO in March of 1998, the Company issued $468,000 of notes (the "IPO Notes") to certain shareholders who had provided capital prior to the IPO. Originally, interest accrued at the rate of 6% with the entire amount due on March 30, 2003. Many of the IPO Note holders agreed to have the accrued interest added to the principal balance and extended the maturity date to April 1, 2005 in exchange for quarterly payments of interest and an increase in the interest rate to 10%. Several of the holders agreed to accept a discounted sum in full payment of their IPO Note. The new principal balance on these renewed and extended IPO Notes is $278,000 as of December 31, 2003. Several of the holders could not be located and therefore the principal portion related to those holders of $44,000 is currently past due.

       The Company had issued in 1998 as a part of the consideration due to Affiliated Practices certain subordinated promissory notes (the "Series A Notes"). On September 19, 2003, all of the outstanding principal balance of the Series A Notes, in the sum of $849,000, were converted into 1,572,222 shares of the Company's common stock. A conversion price of $0.54 per share was used as the fair price per share which was the preceding twenty trading day average closing price of the Company's common stock. As a result of that conversion, the Company recorded a $252,000 charge associated with the conversion of the Series A Notes due to a difference in the closing price of the Company's common stock on the day of conversion and the twenty trading day average closing price. Holders of the Series A Notes included James Powers, who had received a $253,000 Series A Note as a part of the consideration paid to him from his own Affiliated Dental Practice transaction in 1998.

       In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). The Learning-Edge Notes bear interest at rates ranging from at 7.5% to 9.0% and are due in two equal installments on April 5, 2005 and on October 1, 2005, respectively. The terms of the Learning-Edge Notes provided that if the Company raises additional capital equal to or in excess of $3 million, 25% of the principal of the Learning-Edge Notes is to be repaid. For each $500,000 raised above $3 million, the repayment percentage increases by 15%. If more than $5 million is raised, 100% of the principal of the Learning-Edge Notes is to be repaid. The holders of the Learning-Edge Notes waived these accelerated payment provisions in relation to the Convertible Note Offering.

       In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Note may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. The placement agent received a commission of $577,500 plus $173,250 as a non-accountable expense reimbursement and received a warrant to purchase units on the same basis as other investors representing ten percent of the gross proceeds at a price of 110% of that paid by investors. During the three months ended December 31, 2003, holders with a principal balance totaling $125,000 converted their notes into common shares of the Company. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. The Company may force redemption of the warrants if at any time the 20 trading day average closing price of the Company's common stock exceeds $5.50 per share, and the warrants expire on March 29, 2005. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the ten (10) year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten (10) year term of the Convertible Notes. Upon conversion, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion.

       On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events, with a floor of $0.30), and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company will pay an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000. The Company plans on using the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities. The cash proceeds of the private placement of convertible preferred stock was allocated pro-rata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share.

       In connection with the acquisition of certain assets from Mentergy, Inc. (and its wholly owned subsidiary LearnLinc Corporation), the Company issued among other consideration a secured promissory note with a principal balance of $250,000 that was due on December 13, 2003 (the "Mentergy Note"). By agreement with Mentergy and its assignees, the Company paid $50,000 on the note during December of 2003, leaving $200,000 of the remaining balance past due. Subsequent to December 31, 2003, the remaining balance of $200,000 plus accrued interest has been paid in full and the associated security interest in the LearnLinc Assets has been terminated.

       In February of 2004, the Company completed a private placement offering raising capital of $500,000 that will be used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that have a term of 24 months (subject to adjustment in certain events), and the notes are subordinated to any present or future senior indebtedness. The notes bear interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months (subject to a retroactive adjustment to 15% if the underlying shares into which the notes are convertible have not been registered by July 31, 2004) and require quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes may convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share (subject to adjustments for dilution, as defined). At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which will be amortized as interest expense over the 2-year life of the debt. The holders of the notes retain certain demand and piggy-back registration rights.

CONTRACTUAL OBLIGATIONS

       The following schedule details all of the Company's indebtedness and the required payments related to such obligations at December 31, 2003 (in thousands):

                                                                        DUE IN
                                            DUE IN             DUE IN    YEARS
                                           LESS THAN  DUE IN    YEAR    FOUR AND  DUE AFTER
                                  TOTAL    ONE YEAR  YEAR TWO   THREE     FIVE    FIVE YEARS
                                 --------  --------  --------  --------  --------  --------
Long term debt ...............   $ 7,322   $   329   $ 1,343   $    --   $    --   $ 5,650
Capital lease obligations ....       368       348        17         3        --        --
Operating lease obligations ..     2,085       690       539       434       203       219
Base salary commitments
   under employment
   agreements ................       840       465       375        --        --        --
                                 --------  --------  --------  --------  --------  --------
Total contractual obligations    $10,615   $ 1,832   $ 2,274   $   437   $   203   $ 5,869
                                 ========  ========  ========  ========  ========  ========

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

RECENT ACCOUNTING PRONOUNCEMENTS

       On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 is not expected to have a material impact the Company's consolidated financial position or results of operations.

RISK FACTORS THAT MAY AFFECT THE COMPANY, OUR OPERATING RESULTS AND THE MARKET PRICE OF OUR COMMON STOCK

       You should carefully consider the risks factors described below before making an investment decision concerning the Company. Of course the risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition, results of operations and market price of our common stock could be materially and adversely affected.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

       We have a limited operating history in the e-Learning business and particularly as a provider of Web conferencing and Web collaboration software. While the organizations that we have acquired have been engaged in the their respective business for over five years, we only recently acquired those assets and have undertaken to integrate their assets into our operations at varying levels. You should not rely on our historical results as an indication of our future performance. Over the past 18 months we have made significant changes to our product mix and service mix, our growth strategies, our sales and marketing plans, and other operational matters, including a significant reduction in our employee base. As a result, it may be difficult to evaluate an investment in our company. Given our recent investment in technology, we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the competitive and rapidly changing nature of the e-Learning and Web conferencing markets makes it difficult for us to predict future results. Our business strategy may be unsuccessful and we may be unable to address the risks we face.

WE FACE RISKS INHERENT IN EARLY-STAGE COMPANIES IN INTERNET-RELATED BUSINESSES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS.

       We face risks frequently encountered by early-stage companies in new and rapidly evolving markets such as e-Learning and Web conferencing. We may fail to adequately address these risks and, as a consequence, our business may suffer. To address these risks among others, we must, successfully introduce and attract new customers to our products and services; successfully implement our sales and marketing strategy to generate sufficient sales and revenues to sustain operations; foster existing relationships with our existing customers to provide for continued or recurring business and cash flow; and, successfully address and establish new products and technologies as new markets develop. As an early-stage company, we may not be able to sufficiently access, address and overcome risks inherent in our business strategy.

OUR QUARTERLY OPERATING RESULTS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY.

       Our operating results have varied significantly from quarter to quarter and are likely to continue to fluctuate as a result of a variety of factors, many of which we cannot control. Factors that may adversely affect our quarterly operating results include: the size and timing of product orders; the mix of revenue from custom services and software products; the market acceptance of our products and services; our ability to develop and market new products in a timely manner and the market acceptance of these new products; the timing of revenues and expenses relating to our product sales; and, the timing of revenue recognition. Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. To the extent we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

WE HAVE SIGNIFICANT OPERATING LOSSES, HAVE LIMITED FINANCIAL RESOURCES, AND MAY NOT BECOME PROFITABLE.

       We have incurred substantial operating losses and have limited financial resources at our disposal. We have substantial current and long-term obligations that we will not be able to satisfy without additional debt and/or equity capital and ultimately generating profits and cash flows from our e-Learning and Web conferencing operations. If we are unable to achieve profitability in the near future, we will face increasing demands for capital and liquidity. We may not be successful in raising additional debt or equity capital and may not become profitable in the short term. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the short term.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN

       Our consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We have a significant working capital deficiency, and have suffered historically substantial recurring losses and negative cash flows from operations. These matters, among others, and the limited operating history as an e-Learning and Web collaboration company, caused our independent accountants to express their substantial doubt as to our ability to continue as a going concern.

LISTING QUALIFICATIONS MAY NOT BE MET

       In September of 2003, the Company was notified by the American Stock Exchange (the "Exchange") that the Company may not have been in compliance with certain of the Exchange's continued listing standards. Specifically, the Exchanged questioned whether the Company was then in compliance with the requirement that a company maintain shareholder's equity of at least $4 million and/or not have losses from continuing operations and/or net losses in three of its four most recent fiscal years. As of September 30, 2003 and December 31, 2003, the Company was in compliance with this listing standard since it had shareholder's equity of at least $4.0 million. If in the future, the Company fails to maintain a sufficient level of shareholder's equity in compliance with those and other listing standards of the Exchange then the Company would be required to submit a plan to the Exchange describing how it intended to re-gain compliance with the requirements within the Exchange's required time frame, which is generally eighteen months. The Company's ability to continue to meet the Exchange's continued listing requirements cannot be assured and if it could not satisfy the exchange that it complies with the listing requirements then the Exchange could de-list the Company's common stock.

DILUTION TO EXISTING SHAREHOLDERS IS LIKELY TO OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE

       On December 31, 2003, 19,073,059 shares of our common stock were issued, of which 1,432,412 were held in treasury, and 22,459,769 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce the percentage ownership of existing stockholders in the Company.

       The following shares were reserved for issuance as of December 31, 2003:

       o Issued and outstanding stock options to purchase common shares totaling approximately 1,982,105;
       o Issued and outstanding warrants to purchase common shares totaling approximately 7,647,664; includes a warrant for 250,000 shares that if exercised precluded the delivery of the shares until February 5, 2004.
       o Issued and outstanding warrant to purchase $577,500 of convertible redeemable subordinated notes with detachable warrants for 577,500 common shares, all of which are exercisable for or convertible into an aggregate 1,155,000 common shares;
       o Issued and outstanding warrant to purchase 15,000 shares of convertible preferred stock with detachable warrants for 75,500 common shares, all of which are exercisable for or convertible into a potential aggregate 575,000 common shares;
       o A restricted stock grant to receive shares totaling approximately 450,000; and
       o Shares issuable upon the conversion of convertible redeemable subordinated notes and preferred stock totaling a potential aggregate of 10,650,000 common shares.

       The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

THE LOSS OF THE SERVICES OF OUR SENIOR EXECUTIVES AND KEY PERSONNEL WOULD LIKELY CAUSE OUR BUSINESS TO SUFFER.

       Our success depends to a significant degree on the performance of our senior management team. The loss of any of these individuals could harm our business. We do not maintain key person life insurance for any officers or key employees other than on the life of James M. Powers, Jr., our Chairman, President and CEO, with that policy providing a death benefit to the Company of $1.0 Million. Our success also depends on the ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing, and professional services personnel. To the extent we are unable to attract and retain a sufficient number of additional skilled personnel, our business will suffer.

OUR INTELLECTUAL PROPERTY MAY BECOME SUBJECT TO LEGAL CHALLENGES, UNAUTHORIZED USE OR INFRINGEMENT, ANY OF WHICH COULD DIMINISH THE VALUE OF OUR PRODUCTS AND SERVICES.

       Our success depends in large part on our proprietary technology. If we fail to successfully enforce our intellectual property rights, the value of these rights, and consequently the value of our products and services to our customers, could diminish substantially. It may be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization, and it may also be possible for third parties to independently develop substantially equivalent intellectual property. Currently, we do not have patent protection in place related to our products and services. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. From time to time we have received, and may in the future receive, notice of claims of infringement of other parties' proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. These types of claims could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements, if required, may not be available on reasonable terms, or at all.

A DETERIORATION OF GENERAL ECONOMIC CONDITIONS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

       Our revenues are subject to fluctuation as a result of general economic conditions. Our customers may reduce their expenditures for education and training during economic downturns. Therefore, a continued economic downturn could adversely affect the Company's business.

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

       WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES.

       A high percentage of our revenue is attributable to one-time purchases by our customers rather than long term recurring ASP type contracts. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger better-capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins.

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

SALES IN FOREIGN JURISDICTIONS BY US AND OUR INTERNATIONAL DISTRIBUTOR NETWORK MAY CAUSE COSTS THAT ARE NOT ANTICIPATED.

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

THE GROWTH OF OUR BUSINESS SUBSTANTIALLY DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW SERVICES AND FEATURES IN A TIMELY MANNER.

       We acquired our Web collaboration, Web conferencing and virtual classroom software in November of 2002. With our focus upon that product suite our growth depends on our ability to continue to develop new features, products and services around the iLinc suite and line of products. We may not successfully identify, develop and market new products and features in a timely and cost-effective manner. If we fail to develop and maintain market acceptance of our existing and new products to offset our continuing development costs, then our net losses will increase and we may not be able to sustain profitability on a consistent basis.

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

       We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are predominately made in U.S. Dollars. however, we do have certain contracts in Euros and Canadian Dollars. A strengthening of the U.S. Dollar could make our products and services less competitive in foreign markets.

       The primary objective of the Company's investment activity is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents in a variety of money market funds.

       As of December 31, 2003, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $5.7 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness bear fixed interest rates of 6% to 9%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 4.  CONTROLS AND PROCEDURES

       We evaluated the design and operation of our disclosure controls and procedures to determine whether they were effective, as of December 31, 2003, in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

       A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II--OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

       On November 4, 2002, two former employees of Quisic Corporation, filed suit in the Superior Court of the State of California claiming damages in the amount of $6.4 million against the Board of Directors of Quisic Corporation resulting from their employment termination by Quisic alleging among other things breach of contract. The Company is a third party defendant with an allegation of successor liability to the extent the Quisic defendants are found liable and to the extent the plaintiffs prove successor liability by the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction. The Company believes that the plaintiff's assertions are without merit and intends to vigorously defend this suite. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur in this Quisic lawsuit, then the impact is likely to be material to the Company. Subsequent to the defendant's answers being filed, the Quisic defendants sought an order that would compel binding arbitration of the plaintiff's claims. The court denied that motion. The trial court's ruling is being appealed, with the proceeds at the trail court stayed pending outcome of the appeal.

       On June 11, 2003, Kepner-Tregoe, Inc. filed suit in the Supreme Court of the State of New York, County of New York, on Internal & External Communications, Inc., Quisic Corporation, Investor Growth Capital, Ltd., Investor Group, L.P., Leeds Equity Partners III, L.P., et al. seeking to collect an arbitration award against Quisic in the amount of $1,701,331. The defendants have filed a motion to dismiss and EDT Learning has filed a verified answer in this matter denying any liability. The Company is a third party defendant with an allegation of successor liability to the extent the Quisic defendants are found liable and to the extent the plaintiff proves successor liability by the

Company. The Company believes that the plaintiff's assertions are without merit and intends to vigorously defend this suite. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur in the this Quisic lawsuit then the impact is likely to be material to the Company. Subsequent to the defendant's answers being filed, the Quisic defendants sought an order dismissing the plaintiff's clams. Pending resolution of that motion to dismiss the trial court is permitting only limited discovery.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  None

ITEM 3.       DEFAULTS OF SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At a Special Meeting of Stockholders that was held February 5, 2004, a proposal by proxy was submitted to a vote of stockholders that would approve the Certificate of Amendment to the Company's Restated Certificate of Incorporation that would (a) increase the number of shares of common stock that the Company will have authority to issue from Forty Million (40,000,000) to One Hundred Million (100,000,000) shares and (b) change the name of the Company to "iLinc Communications, Inc." The proposal passed with 12,079,459 voting in favor of the proposal and 316,816 voting against the proposal. With affirmative vote of a majority of the outstanding shares of the Company's common stock, the proposal passed and the Company accordingly filed an amendment to its and the Restated Certificate of Incorporation that became effective on February 5, 2004. A copy of the Certificate of Amendment to the Company's Restated Certificate of Incorporation is attached hereto as Exhibit.


ITEM 5.       OTHER INFORMATION

       Mr. Brian Berry has served as EDT Learning's Vice President of Finance and principal financial officer since August of 2002 and prior to that served as the Corporate Controller for the Company since October of 1998. In 1999, the Securities and Exchange Commission initiated a Rule 102(e) proceeding against Mr. Berry, among others, in his role as manager for Coopers & Lybrand and their audit of the fiscal 1994 financial statements of California Micro Devices, Inc. An administrative hearing was held in 2000 and the Administrative Law Judge dismissed the claim in 2001. Subsequently, the Division of Enforcement of the SEC appealed that decision and on July 29, 2003, the SEC reversed the decision of the Administrative Law Judge, finding that Mr. Berry, among others, violated Generally Accepted Auditing Standards in connection with certain limited aspects of the audit. While it was undisputed that senior management of California Micro Devices, in connection with the audit, intentionally misled Mr. Berry and the Coopers & Lybrand audit team, the SEC nonetheless has concluded that Mr. Berry should be barred from practicing before it and issued a ruling accordingly. Mr. Berry applied for a stay of the order pending appeal and has filed an appeal of the decision seeking to overturn it. Upon denial of the stay, the Company and Mr. Berry mutually terminated his employment, even though the order did not require the termination of his employment. Mr. James L. Dunn, the Company's Sr. Vice President has assumed the role of interim CFO until a permanent CFO is found, with Mr. Berry providing consulting services to the Company during the CFO transition. Mr. Dunn is an attorney and CPA and has been intimately involved in the operations of the Company since its IPO in March of 1998.

ITEM 6.       EXHIBITS

   EXHIBIT
   NUMBER     DESCRIPTION OF EXHIBITS
   ------     -----------------------
    3.1(1)    Restated Certificate of Incorporation of Pentegra Dental Group,
              Inc.
    3.2(1)    Bylaws of Pentegra Dental Group, Inc.
    3.3(7)    Restated Certificate of Incorporation of Pentegra Dental Group,
              Inc.
    3.4(7)    Amendment of Bylaws of Pentegra Dental Group, Inc.
    3.5(8)    Restated Certificate of Incorporation of e-dentist.com, Inc.
    3.6(14)   Certificate of Designations of Series A Preferred Stock
    ++3.7     Certificate of Amendment of Restated Certificate of Incorporation
              of EDT Learning, Inc.
    4.1(1)    Form of certificate evidencing ownership of Common Stock of
              Pentegra Dental Group, Inc.
    4.2(1)    Form of Registration Rights Agreement for Owners of Founding
              Affiliated Practices
    4.3(1)    Registration Rights Agreement dated September 30, 1997 between
              Pentegra Dental Group, Inc. and the stockholders named therein
    4.4(2)    Form of Stockholders' Agreement for Owners of Affiliated Practices
    4.5(3)    Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust
              Company of Texas, N.A., as Trustee relating to the Convertible
              Debt Securities
    4.6(7)    Form of certificate evidencing ownership of Common Stock of
              e-dentist.com, Inc.
    4.7(8)    Form of Convertible Redeemable Subordinated Note
    4.8(8) Form of Redeemable Warrant (2002 Private Placement Offering)
    4.9(14)   Form of Redeemable Warrant (2003 Private Placement Offering)
    +10.1(1)  Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
    +10.2(1)  Form of Service Agreement
    10.3(4)   Credit Agreement dated June 1, 1998 between Bank One, Texas, N.A.
              and Pentegra Dental Group, Inc.
    10.4(5)   Modification to Credit Agreement between Pentegra Dental Group,
              Inc. and Bank One, Texas, N.A. dated September 9, 1998
    10.5(5)   Agreement and Plan of Merger among Pentegra Dental Group, Inc.,
              Liberty Dental Alliance, Inc., Liberty Acquisition Corporation,
              James M. Powers, Jr., Sylvia H. McAlister and William Kelly dated as of November 13, 1998
    10.6(2)   First Amendment to Credit Agreement by and among Pentegra Dental
              Group, Inc. and Bank One, Texas, N.A. dated as of February 9, 1999
    10.7(2)   First Amendment to the Agreement and Plan of Merger by and among
              Pentegra Dental Group, Inc., Liberty Dental Alliance, Inc.,
              Liberty Acquisition Corporation, James M. Powers, Jr., Sylvia H.
              McAlister and William Kelly dated as of January 29, 1999
    10.8(6)   Third Amendment to Credit Agreement
    +10.9(7)  Employment Agreement dated November 12, 2000 between e-dentist.com and James M. Powers, Jr.
    +10.10(7) Employment Agreement dated February 15, 2001 between e-dentist.com and Charles Sanders
    +10.11(7) Employment Agreement dated February 15, 2001 between e-dentist.com and James Dunn, Jr.
    10.12(7)  Asset Purchase Agreement by and among e-dentist.com, Inc. and
              Dexpo.com, Inc.
    10.13(7)  Fourth Amendment of Credit Agreement
    10.14(9)  Plan of Reorganization and Agreement of Merger by and among EDT
              Learning, Inc., Edge Acquisition Subsidiary, Inc. and the
              Stockholders of Learning-Edge, Inc.
    10.15(10) Plan of Reorganization and Agreement of Merger by and among EDT
              Learning, Inc., TW Acquisition Subsidiary, Inc., ThoughtWare
              Technologies, Inc. and the Series B Preferred Stockholder of
              ThoughtWare Technologies, Inc.
    10.16(11) Asset Purchase Agreement by and among EDT Learning, Inc., and
              Quisic Corporation. Common Stock Purchase Agreement by and between
              EDT Learning, Inc., Investor Growth Capital Limited, A Guernsey
              Corporation and Investor Group, L.P., A Guernsey Limited
              Partnership and Leeds Equity Partners III, L.P.
    10.16(12) Asset Purchase Agreement by and among EDT Learning, Inc., and
              Mentergy, Inc. and its wholly-owned subsidiaries, LearnLinc Corp and Gilat-Allen Communications, Inc.
    10.17(14) Subcontractor Agreement between EDT Learning, Inc. and Interactive
              Alchemy, Inc.
    16(13)    Letter re Change in Certifying Accountant
    ++31.1    Chief Executive Officer Section 302 Certification
    ++31.2    Principal Financial Officer Section 302 Certification
    ++32.1    Chief Executive Officer Section 906 Certification
    ++32.2    Principal Financial Officer Section 906 Certification
________________

    (1)       Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
    (2)       Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
    (3)       Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
    (4)       Previously filed as an exhibit to iLinc's Quarterly Report on Form
              10-Q for the fiscal quarter ended June 30, 1998.
    (5)       Previously filed as an exhibit to iLinc's Quarterly Report on Form
              10-Q for the fiscal quarter ended September 30, 1998.
    (6)       Previously filed as an exhibit to iLinc's Annual Report on Form
              10-K for the year ended March 31, 2000.
    (7)       Previously filed as an exhibit to iLinc's Annual Report on Form
              10-K for the year ended March 31, 2001.
    (8)       Previously filed as an exhibit to iLinc's Annual Report on Form
              10-K for the year ended March 31, 2002.
    (9)       Previously filed as an exhibit to iLinc's Form 8-K filed October
              16, 2001.
    (10)      Previously filed as an exhibit to iLinc's Form 8-K filed January
              30, 2002
    (11)      Previously filed as an exhibit to iLinc's Form 8-K filed July 2,
              2002.
    (12)      Previously filed as an exhibit to iLinc's Form 8-K filed December
              20, 2002.
    (13)      Previously filed as an exhibit to iLinc's Form 8-K filed April 3,
              2003.
    (14)      Previously filed as an exhibit to iLinc's Quarterly Report on Form
              10-Q for the fiscal quarter ended June 30, 2003.
    +         Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15 of Form 10-K.
    ++        Furnished herewith as an Exhibit

(b)  REPORTS ON FORM 8-K.

A Report on Form 8-K was filed November 6, 2003 furnishing under Item 12 our press release announcing our operating results for the quarter ended September 30, 2003.

A Report on Form 8-K was filed November 7, 2003 furnishing under Item 9 additional disclosures regarding the Company's operations for the fiscal year ending March 31, 2004.

A Report on Form 8-K was filed February 5, 2004 furnishing under Item 12 our press release announcing our operating results for the quarter ended December 31, 2003.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, iLinc Communications, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    iLINC COMMUNICATIONS, INC.


Dated: February 17, 2004

                                    By: /s/ James M. Powers, Jr.
                                        ----------------------------------------
                                        Chairman of the Board, President and
                                        Chief Executive Officer


                                    By: /s/ James L. Dunn, Jr.
                                        ----------------------------------------
                                        Senior Vice President and
                                        Principal Financial Officer