Form 10-K
period 2004-03-31
ILINC COMMUNICATIONS INC
filed 2004-06-29
CIK 1042291

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

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2004.

                                       OR

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
                                                        --------------

           Securities registered pursuant to Section 12(b) of the Act
                       COMMON, $0.001 PAR VALUE PER SHARE

                      Name of Exchange on Which Registered
                             AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No (X)

         The aggregate market value of the registrant's voting and non-voting Common Stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on the American Stock Exchange as of September 30, 2003, was approximately $10,422,008.

         The number of shares of Common Stock of the registrant, par value $0.001 per share, outstanding at June 29, 2004 was 24,827,034 net of shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement relating to the Annual Meeting of Stockholders of the registrant to be held on August 20, 2004 are incorporated by reference into Part III of this Report.


================================================================================

FORM 10-K REPORT INDEX
                                                            PART I
Item 1.           Business...................................................................................     4
Item 2.           Properties.................................................................................     9
Item 3.           Legal Proceedings..........................................................................    10
Item 4.           Submission of Matters to a Vote of Security Holders........................................    10
Item 4A.          Executive Officers.........................................................................    11


                                                            PART II
Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters.......................    12
Item 6.           Selected Financial Data....................................................................    14
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations......    16
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.................................    37
Item 8.           Financial Statements and Supplementary Data................................................    39
Item 9.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......    73
Item 9A.          Controls and Procedures....................................................................    74


                                                           PART III
Item 10.          Directors and Executive Officers of the Registrant.........................................    74
Item 11.          Executive Compensation ....................................................................    74
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related
                     Shareholder Matters.....................................................................    75
Item 13.          Certain Relationships and Related Transactions.............................................    75
Item 14.          Controls and Procedures....................................................................    75


                                                            PART IV
Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    76

                                                         2

                          FORWARD - LOOKING STATEMENTS

         Unless the context requires otherwise, references in this document to "iLinc Communications," "iLinc" the "Company," "we," "us," and "our" refer to iLinc Communications, Inc., (formerly known as EDT Learning, Inc.).

         Statements contained in this Annual Report on Form 10-K that involve words like "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to: sell our products and services; improve the quality of our software; derive overall benefits of our products and services; introduce new products and versions of our existing products; sustain and increase revenue from existing products; integrate current and emerging technologies into our product offerings; control our expenses including those related to sales and marketing, research and development, and general and administrative expenses; control changes in our customer base; support our customers and provide sufficient technological infrastructure; obtain sales or increase revenues; impact the results of legal proceedings; control and implement changes in our employee headcount; obtain sufficient cash flow; manage liquidity and capital resources; realize positive cash flow from operations; or realize net earnings.

         Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, our dependence on our products or services, market demand for our products and services, our ability to attract and retain customers and channel partners, our ability to expand our technological infrastructure to meet the demand from our customers, our ability to recruit and retain qualified employees, the ability of channel partners to successfully resell our products, the status of the overall economy, the strength of competitive offerings, the pricing pressures created by market forces, and the risks discussed herein (see "Managements Discussion and Analysis of Financial Condition and Results of Operations"). All forward-looking statements included in this report are based on information available to us as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any change in our expectations or in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Our reports are available free of charge as soon as reasonably practicable after we file them with the SEC and may be obtained through our Website located at www.ilinc.com.

         The Company's trademarks and service marks include iLinc, iLinc Communications, MeetingLinc, LearnLinc, SupportLinc, and ConferenceLinc, graphics associated with that four-product suite of Web collaboration products, Glyphics, EDT Learning, e-Learning Simplified, ThoughtWare, Quisic, and Learning-Edge. We may also refer to trademarks of other corporations and organizations in this report.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         We develop and sell software that provides real-time collaboration and training using Web-based tools that we believe increase worker productivity and save money. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. LearnLinc has been translated into six languages, and is currently available in version 7.4. Our customers may choose from several different pricing options for the iLinc suite, and may receive our products on a stand-alone basis or integrated with one or a number of our other award-winning products, depending upon their needs. Customers wishing to collaborate and present, may choose between MeetingLinc, LearnLinc, ConferenceLinc and SupportLinc to deliver live events over the Internet in a one-to-one, one-to-many, or many-to-many communication format. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, employee training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. We market our products using a direct sales force and a distribution channel consisting of referral agents, international and national value-added resellers ("VAR"). We allow customers to choose between purchasing a perpetual license or subscribing to a periodic license of our products, providing for flexibility in pricing and payment methods. Our iLinc revenues are a mixture of high margin perpetual licenses of software and monthly recurring revenues from annual maintenance and support agreements, ASP subscription agreements and other products and services.

ABOUT THE ILINC WEB COLLABORATION SUITE

         The iLinc Suite(TM) is a four product suite of software that addresses the four most common business collaboration needs.

         LearnLinc(TM) is an Internet-based software that is designed for training and education of remote students. With LearnLinc, instructors and students can collaborate and learn remotely providing an enhanced learning environment that replicates and surpasses traditional instructor-led classes. Instructors can create courses and classes, add varied agenda items, enroll students, deliver live instruction, and deliver content that includes audio, video, and interactive multimedia. In combination with TestLinc(TM), LearnLinc permits users to administer comprehensive tests, organize multiple simultaneous breakout sessions and record, edit, play back and archive entire sessions for future use.

         MeetingLinc(TM) is an online collaboration software designed to facilitate the sharing of documents, PowerPoint(TM) presentations, graphics and applications between meeting participants without leaving their desks. MeetingLinc allows business professionals, government employees, and educators to communicate more effectively and economically through interactive online meetings using voice-over-IP technology to avoid the expense of travel and long distance charges. MeetingLinc allows remote participants to: give presentations, demonstrate their products and services, annotate on virtual whiteboards, edit documents simultaneously, and take meeting participants on a Web tour. Like all of the Web collaboration products in the suite, MeetingLinc includes integrated voice and video conferencing services.

         ConferenceLinc(TM) is a presentation software designed to deliver the message in a one-to-many format providing professional management of Web conferencing events. ConferenceLinc manages events such as earning announcements, press briefings, new product announcements, corporate internal mass communications and external marketing events. ConferenceLinc is built on the MeetingLinc software platform and code to combine the best interactive features with an easy to use interface providing meaningful and measurable results to presenters and participants alike. Its design includes features that take the hassle out of planning, and supporting a hosted Web seminar. ConferenceLinc includes automatic email invitations, "one-click join" capabilities, online confirmations, update notifications, and customized attendee registration. With ConferenceLinc, presenters may not only present content, but may also gain audience feedback using real-time polling, live chat, question and answer sessions, and post-event assessments. The entire presentation is easily recordable for viewing offline and review after the show with the recorder capturing the content and the audio, video, and participant feedback.

         SupportLinc(TM) is an online technical support and customer sales support software designed to give customer service organizations the ability to provide remote hands-on support for products, systems, or software applications. SupportLinc manages the support call volume and enhances the effectiveness of traditional telephone-based customer support systems. SupportLinc's custom interface is designed to be simple to use so as to improve the interaction and level of support for both customers and their technical support agents.

         Our Web collaboration suite of products may be sold as a customer-hosted installation (instead of a concurrent user license), allowing the customer to purchase the entire suite for organization-wide use on an unlimited connection basis. The enterprise edition provides for unlimited use for an unlimited number of users, and includes our entire four-product suite of Web collaboration products. Corporations, educational institutions and governments may purchase or lease any one product or a combination of the products to suit their individual needs. Because our Web collaboration products are available for license as an iLinc hosted ASP solution or as a customer hosted behind-the-firewall solution, customers can choose the model that works best for their budget and IT capabilities. If a customer purchases a perpetual license for the product, it also may purchase a customer support and maintenance agreement, varying in term from one to five years and typically costing 15% to 18% of the license fee for the product.

AUDIO CONFERENCING

         Through its acquisition of Glyphics Communications in June 2004, the Company now also delivers comprehensive audio conferencing solutions that help businesses provide virtual meetings, corporate events, distance learning programs, and daily conference calls. Our audio conferencing offering includes a wide array of services and products that include the following:

         o AUDIO ON-DEMAND (NO RESERVATIONS NEEDED): With pre-established calling accounts for each user, you can create or participate in conference calls with no advance notice, 24/7;

         o RESERVED AUTOMATED: The solution for recurring calls, each participant has a permanent number and passcode;

         o OPERATOR ASSISTED: For important calls, this service includes an iLinc conference operator to host, monitor, and coordinate the call; and,

         o ONLINE SEMINARS: Support online Web presentation with high-quality audio from iLinc.

         Customers may purchase our audio conferencing products and services without an annual contract commitment on a monthly recurring usage basis, and often subscribe for a fixed per minute rate.

OTHER PRODUCTS AND SERVICES

         In addition to the iLinc Suite of products and services, we offer to our customers an array of e-Learning and training products and services.

         o TECHNOLOGY: We offer training software products that like iLinc, promote online collaboration with products that integrate with our LearnLinc software. These include TestLinc
                  - an assessment and quizzing tool that allows for formal testing and evaluation of students, and i-Canvas(TM) - a training content development software that allows non-technical training professionals to create Web-based training courses without programming. i-Canvas is sold on an individual user perpetual license basis.

         o SERVICES: We also offer custom content development services through a subcontractor relationship with Interactive Alchemy, an entity which is primarily comprised of former employees of iLinc and which resides in iLinc's corporate office in Phoenix. Custom content services are bid on a project-by-project basis.

         o CONTENT: We also offer a library of online courses focused upon the training of executives on essential business topics. Our off-the-shelf online library of content includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College. Customers subscribe for a period of time per course, with the license providing for access over typically one year from the date the students first access of the course.

MARKETING

         Marketing has outlined a plan that incorporates public relations, tradeshows, Web events, Web marketing initiatives and direct marketing (mail and email) efforts specifically at the target verticals - messaged in campaigns that speak to the needs of these industries. The goals of this strategy are to increase our market share in the selected markets, target marketing dollars more efficiently, sell away from the competition, align sales, marketing, and product development and creating customer value to prevent future displacement threats.

DIRECT SALES

         The direct sales team is organized by geographic territory and is broken down into distinct groups - corporate sales sells to organizations with fewer than 3,000 employees; major accounts sales sells in a team environment with the regional accounts sales. These two sales teams focus on large target account sales and organizations with 3000 or more employees; and event services sales focuses on large "high-touch" professionally-managed events. All of these groups focus all of their outbound activity with our specific vertical markets: financial services, high technology, and professional service organizations. We believe that the target vertical markets have a commonality of meeting four criteria: we have an established customer base in the market; our product feature set is specifically appropriate to the needs of the market; analysts have identified a need within that market for increasing use of Web conferencing; and we believe that we have the potential to capture a portion of the share of such markets.

INDIRECT SALES

         iLinc has formed relationships with several organizations that market and sell our products and services through their sales distribution channels. The relationships can be categorized into referral partners which strictly refer business for a small percentage of the contract sale and value added resellers
(VAR) that actively sell the products and provide product support. As of March 31, 2004, we had 60 organizations selling our products, on a non-exclusive basis, with 32 of those partners providing indirect sales in North America, including the United States, Canada and Mexico, and have 28 partners providing indirect sales in 12 countries outside North America, including the United Kingdom, Spain, Italy, Israel, Germany, Australia, Costa Rica, Columbia and Japan. Referral partners execute referral agreements providing for the payment of a fee upon the closing of a sale, with a distribution agreement typically having a one-year renewable term. Our value added resellers execute agreements to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the distribution partner licenses the product from us and resells the product to its customers. Under those agreements, we record only the amount paid to us by the distributor as revenue, and recognize revenue when all revenue recognition criteria have been met. Our national and international VAR network focuses on sales of iLinc and i-Canvas on an integrated or stand-alone basis. These VARs are focused in markets such as the domestic education and government markets, as well as international markets, where we do not compete.

CUSTOMERS

         Our corporate customer list includes those inside and outside of the Fortune 1000 with notable customers in financial services such as Aetna, Guardian Life Insurance, JP Morgan Chase, Travelers Insurance, and Wells Fargo; high tech with customers such as California Software, Qualcomm, Sabre, and Xerox, and professional services organizations such as EDS, Greenburg Traurig and McKinsey Consulting. We also have a significant number of higher educational organizations including The State University of New York, Kent State University, Tulane and 23 other major universities that use our products. Our reach includes customers both within the United States, Canada, Mexico, and outside North America in 13 other countries.

AWARDS

         We are proud of the recognition received by the Company from industry leading experts, software associations, and training organizations. Together with our predecessors, we have been honored with more than 55 awards from notable authorities such as The American Society for Training and Development ("ASTD"), Brandon Hall Magazine, and New Media Magazine. The list of awards includes four National Telly Awards; six Software Service Provider of the Year Awards and two Gold Medals from e-Learning authority Brandon Hall, and most notably two first-place awards by a vote of e-Learning professionals LearnLinc was the winner of first place in the Synchronous Software Shootout held at Online Learning's conference in the fall of 2002, being voted number one in the head-to-head competition, besting industry leaders WebEx and PlaceWare (purchased by Microsoft and now Microsoft Live Meeting); and i-Canvas was the winner of first place in the Software Simulation Shootout held at Online Learning's conference in 2001, being voted number one in the head-to-head competition, defeating products from industry leaders Click2Learn and Macromedia.

TECHNOLOGY & INTELLECTUAL PROPERTY

         Our existing technology and intellectual property were originally developed by organizations that we have acquired including the assets of Learning-Edge, ThoughtWare, Quisic, Mentergy and Glyphics. For our ASP customers, we host our software and provide Internet connectivity from our dedicated servers in Los Angeles, California; Phoenix, Arizona; Springville, Utah; and Troy, New York. We run a network infrastructure on-premises both in our Phoenix and Troy offices and through leased data centers in Los Angeles and Springville. Our ASP data network is redundant in design and is secure from unauthorized access. Our Web collaboration software products are client/server applications that operate in a Windows environment. Our ASP product operates in a Linux environment using an Oracle database.

RESEARCH & DEVELOPMENT

         The Company invested a substantial portion of its working capital and resources in the continued development of its e-Learning software and technologies. We employ full-time engineers, programmers and developers, that are located in Troy, New York and Phoenix, Arizona, who are constantly focused on developing new features and enhancements to our existing software offering and expanding that offering with new products and services. The primary focus of our research and development efforts are on improving the functionality and performance of the iLinc suite as well as developing new features that meet changing market demands. In the 2003 fiscal year, we invested over $3.2 million in direct and indirect research and development activities, and have invested over $2.7 million for the 2004 fiscal year. We expect to continue to make significant investments in research and development for the next several years.

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

COMPETITION

         We believe that our current Web conferencing software has specific and unique characteristics that match the needs of our target vertical markets. The Company intends to leverage these strengths as well as direct product development efforts to continue to enhance the software to meet the specific needs of these markets. We believe that by targeting an integrated development and marketing approach to these verticals, iLinc can demonstrate enough value as a tool that supplements the collaboration needs for our vertical markets to discourage displacement of the product - even if the capability was to be heavily discounted by a competitor.

         With our emphasis being our Web collaboration four-product suite, we face competition from various Web conferencing and collaboration software companies including WebEx, PlaceWare (purchased by Microsoft and now called Microsoft Live Meeting) and Centra, as well as providers of similar software such as IBM, and Oracle. The Web collaboration, virtual classroom and Web conferencing industry continue to change and evolve rapidly, and we expect continued consolidation within the industry. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and other resources and greater name recognition than we have. We have identified what we believe to be the principal competitive factors in our markets, including ease of use; breadth of features; quality and reliability of products; pricing; security; indirect channel sales and the effectiveness of a direct sales force; ability to develop and support software; and limitations presented by the use of the public Internet. Although we believe our products compete favorably, we may not be able to maintain a competitive position against current and potential competitors, especially those with greater financial resources.

ACQUISITIONS

As a part of our external growth strategy, we acquired the Web conferencing and several e-Learning companies providing the Company with expertise, tangible and intangible assets, technology, customer base, recurring revenues, and a global VAR network.

         October 2001 - Learning-Edge, Inc. ("Learning-Edge"), a Phoenix based provider of custom content development services. We acquired from Learning-Edge substantially all of its assets, which included an existing customer base, and an award winning Content Development Tool (i-Canvas).

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

         November 2002 - Mentergy, Inc. ("Mentergy"), a provider of virtual classroom software. We acquired from Mentergy all assets associated with LearnLinc and TestLinc software, an existing customer base, a VAR network and a recurring maintenance revenue stream.

         June 2004 - Glyphics Communications, Inc., ("Glyphics") a provider of comprehensive audio conferencing products and services. On June 3, 2004, the Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price, which is expected to total $5.568 million, is based on a multiple of the Glyphics' 2003 estimated annual audited net audio conferencing business revenues. The purchase price will be paid with the assumption of approximately $2.114 million in specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share, or an estimated 3.524 million shares. The actual purchase price to be paid, and the resulting number of shares to be issued will be based upon the audited results that are expected to be obtained within sixty days of the closing date. Twenty percent of the consideration due is being held in escrow. Amounts held in escrow will be available to the Company to satisfy contingent claims and seller's indemnification obligations. Amounts held in escrow also may be returned to the Company in the event that audio conferencing revenue performance measures required to be obtained by the Company during the 2004 calendar year are not met.

EMPLOYEES

         As of March 31, 2004, we employed 48 full time persons, with the majority of those located at our corporate offices in Phoenix, Arizona. Our employee base consists of 7 employees performing general and administrative functions, 28 employees performing sales, marketing functions and customer support, 11 employees performing product research and development functions, and two employees performing IT functions. None of our employees is represented by collective bargaining agreements.

         As part of the Glyphics acquisition that occurred subsequent to the fiscal 2004 year end, the Company also, as of June 1, 2004, employs 34 full-time and 5 part-time employees at the Springville, UT facility. This employee base consists of one employee performing general and administrative functions, 6 employees performing sales functions, 28 employees performing audio conferencing support functions, and 4 employees performing IT functions. None of the employees are represented by collective bargaining agreements.

DENTAL PRACTICE MANAGEMENT BUSINESS TREATED AS DISCONTINUED OPERATIONS

         The Company began its operations in March of 1998, with the simultaneous roll-up of 50 dental practices (an "Affiliated Practice") and an initial public offering. The Company's initial goals were to provide training and practice enhancement services nationwide to our Affiliated Practices using our proprietary Web-based learning management and financial reporting system. Beginning in April of 2000, the Company modified its affiliated service agreements and commensurate with that change the Company recorded certain charges against earnings during the fiscal year ended March 31, 2002 and March 31, 2001. The Company modified its business plan moving away from its dental practice management business during the third quarter of its fiscal year ended March 31, 2002. Effective January 1, 2004, the Company is no longer engaged in the dental practice management business and has reflected such business segment as a discontinued operation.

ITEM 2.  PROPERTIES

         We maintain corporate headquarters in Phoenix, Arizona and have occupied that 14,000 square foot Class A facility since the Company's inception in 1998. The Phoenix lease began in 1998 and has a term of ten years. The Phoenix offices can accommodate up to 85 employees and is fully equipped with up to date computer equipment and server facilities. The Phoenix lease requires a monthly rent and operating expenses of approximately $30,000. We also maintain a 2,500 square foot Class B facility in Troy, New York costing $4,800 per month with an emphasis in that location on research and development, and technical support. As a part of the ThoughtWare acquisition, we leased facilities in Memphis, Tennessee consisting of 2,700 square feet with a three-year term costing $4,400 per month. Those Memphis operations were consolidated into Phoenix operations and we are currently seeking to vacate those premises with the assumption of the lease by a sub-tenant. Our subsidiary, TW Acquisition Subsidiary, Inc., is obligated under an operating lease in Carlsbad, California consisting of 3,300 square feet with a three-year remaining term costing approximately $8,000 per month and the space has been sub-leased for the remaining term for approximately $7,200 per month. As a part of the discontinued dental practice management services segment we leased facilities in Houston, Texas on behalf of one of our Affiliated Practices consisting of 1,500 square feet with a ten-year term costing $2,800 per month. The Affiliated Practice vacated the premises without notice to us even though he had assumed the lease. We are currently seeking reimbursement for any and all amounts owed on this lease from the Affiliated Practice and are seeking to terminate the lease with the current landlord.

         As a part of the Glyphics acquisition that occurred subsequent to the 2004 fiscal year end, the Company also, as of June 1, 2004, maintains offices in Springville, Utah, occupying Class A facility in two adjacent buildings. The first building houses its administrative and IT functions, with 10,000 square feet of space, with the second housing the operator complex and sales organizations with 6,122 square feet. The Springville lease began in 2003 and has a term of five years. The Springville offices can accommodate up to 100 employees and is fully equipped with up to date computer equipment. The facility also provides a fully redundant co-location and server facility for all audio conferencing activities. The Springville lease requires a monthly rental of approximately $10,700.

ITEM 3.  LEGAL PROCEEDINGS

         On June 14, 2002, the Company acquired the assets of Quisic Corporation. Subsequently, on November 4, 2002, two former employees of Quisic Corporation (their CEO and CIO), filed a lawsuit in the Superior Court of the State of California styled George B. Weathersby, et. al. vs. Quisic Corporation, et. al. claiming damages against Quisic and the Board of Directors of Quisic arising from their employment termination by the Quisic Board. The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic Corporation is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction. Based upon the facts and circumstances known, the Company believes that the plaintiffs' claims are without merit, and furthermore, that the Company is not the successor of Quisic, and therefore the Company intends to vigorously defend this aspect of the lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur that awarded to the Plaintiffs against defendant Quisic large sums, and then the court determined that the Company is a successor to Quisic, then the impact is likely to be material to the Company. Subsequent to the defendants' answers being filed, the court ordered that an arbitration of the merits be held, but the date of that arbitration has not been set.

         On June 11, 2003, Kepner-Tregoe, Inc. filed suit in the Supreme Court of the State of New York, County of New York, styled, Kepner-Tregoe, Inc. vs. Internal & External Communications, Inc., et. al., against Quisic Corporation and the Board of Directors of Quisic seeking to collect an arbitration award against Internal & External Communications, Inc. (a subsidiary of Quisic). The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic Corporation is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction. As a part of the Quisic acquisition transaction consideration, the Company placed into escrow 500,000 shares of its common stock that was to secure a revenue performance requirement. That revenue performance target was not achieved and the Company demanded the return of the shares of common stock. The shareholders of Quisic do not dispute the right of the Company to obtain those shares. However, since the claims of the plaintiffs assert potential rights to those shares, they were instead tendered to the registry of the trial court pending resolution of the party's respective claims. Those 500,000 shares are not counted as shares outstanding nor as treasury shares as the performance contingency associated with those shares was not met. The Company believes that it is not the successor of Quisic, and therefore the Company intends to vigorously defend this aspect of the lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur that awarded to the Plaintiffs against defendant Quisic large sums, and then the court determined that the Company is a successor to Quisic, then the impact is likely to be material to the Company. Subsequent to the defendants' answers being filed, the Quisic defendants sought an order dismissing the plaintiff's claims and that order is still pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of Stockholders that was held February 5, 2004, a proposal by proxy was submitted to a vote of stockholders that would approve the Certificate of Amendment to the Company's Restated Certificate of Incorporation that would (a) increase the number of shares of common stock that the Company will have authority to issue from Forty Million (40,000,000) to One Hundred Million (100,000,000) shares and (b) change the name of the Company to "iLinc Communications, Inc." The proposal passed with 12,079,459 voting in favor of the proposal and 316,816 voting against the proposal. With affirmative vote of a majority of the outstanding shares of the Company's common stock, the proposal passed and the Company accordingly filed an amendment to its Restated

Certificate of Incorporation that became effective on February 5, 2004. A copy of the Certificate of Amendment to the Company's Restated Certificate of Incorporation is attached hereto as an Exhibit.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company (ages are as of March 31, 2004):

James M. Powers, Jr.     48      Chairman, President and Chief Executive Officer
James L. Dunn, Jr.       42      Senior Vice President, General Counsel, and
                                    Interim Chief Financial Officer
Nathan Cocozza           31      Senior Vice President of Sales

JAMES M. POWERS, JR.
CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Dr. James Powers, Jr. has served as Chairman, President and CEO of the Company since December 1998. Dr. Powers led the Company through its initial growth and acquisition phase and subsequent transformation to an integrated communications company providing Web, audio, video and voice-over IP solutions. Dr. Powers joined the Company through the merger with Liberty Dental Alliance, Inc., a Nashville based company where he was the founder, Chairman and President from 1997 to 1998. Dr. Powers was a founder and Chairman of Clearidge, Inc., a privately held bottled water company in Nashville, Tennessee from 1993 to 1999, where he led Clearidge through 13 acquisitions over three years to become one of the largest, independent bottlers in the Southeast, before selling the company to Suntory Water Group, Inc. Dr. Powers also is a founder and Director of Barnhill's Buffet, Inc., a privately held chain of 48 restaurants in the Southeast with over $100 million in annual revenue. He received his Bachelor of Science Degree from University of Memphis, a Doctor of Dental Surgery Degree from The University of Tennessee, and his MBA from the Vanderbilt University's Owen Graduate School of Management.

JAMES L. DUNN, JR.
SENIOR VICE PRESIDENT, GENERAL COUNSEL, AND INTERIM CHIEF FINANCIAL OFFICER

         James L. Dunn, Jr., is a co-founder of the Company and has been an integral part of the senior management team since the Company's initial public offering in 1998. Mr. Dunn is responsible for all merger and acquisition activities. He successfully managed the acquisition of over 100 Affiliated Practices and three dental practice management companies that doubled the Company's annual revenues within the first 12 months of operations. Mr. Dunn was instrumental in the reorganization of the Company leading to its current Web conferencing focus and managed the acquisition of five companies in the past 30 months. He assumed the role of General Counsel in March 2000 and is also responsible for all legal affairs of the Company. He also assumed the role of interim CFO in February of 2004. Mr. Dunn is an attorney licensed in the State of Texas and is a CPA as well. He received his law degree from Southern Methodist University School of Law and his Bachelor's Degree in Business Administration-Accounting from Texas A & M University.

NATHAN COCOZZA
SENIOR VICE PRESIDENT OF SALES

         Nathan Cocozza joined the Company in early January of 2004 as Senior Vice President of Sales. Mr. Cocozza has had extensive sales experience specifically in the Web conferencing, audio conferencing, and Web collaboration industry. He was previously the vice president of strategic development for PlaceWare where he was responsible for their growth in their major accounts department from five to 50 people, obtaining contracts from organizations representing over 50% of the Fortune 100, and a major factor in PlaceWare's overall growth in revenue to over $50 million annually. PlaceWare was a leading provider of Web conferencing services that began in 1997 and ultimately was purchased by Microsoft for reportedly $200 million. Mr. Cocozza subsequently served as vice president of North American Web sales for Genesys Conferencing (NasdaqNM:GNSY), where he was responsible for the launch of the Genesys Web collaboration services in the United States. Genesys, a French-based company, provides primarily audio conferencing as well as integrated Web conferencing services in 20 countries.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

         The Company's Common Stock has been traded on the American Stock Exchange system under the symbol "ILC" since February 6, 2004. Prior to that, the Company's Common Stock was traded on the American Stock Exchange system under the symbol "EDT". The following table sets forth the range of the reported high and low sales prices of the Company's Common Stock for the years ended March 31, 2004 and 2003:

         2004                                               HIGH      LOW
         ----                                              -------  -------
         First Quarter...................................  $0.41     $0.25
         Second Quarter..................................  $0.81     $0.32
         Third Quarter...................................  $1.09     $0.61
         Fourth Quarter..................................  $1.23     $0.80

         2003                                               HIGH      LOW
         ----                                              -------  -------
         First Quarter ..................................  $1.40     $0.76
         Second Quarter..................................  $0.90     $0.33
         Third Quarter...................................  $0.57     $0.25
         Fourth Quarter..................................  $0.57     $0.25

         As of June 17, 2004, the closing price of our Common Stock was $0.99 per share and there were approximately 344 holders of record, as shown on the records of the transfer agent and registrar of Common Stock. The number of record holders does not bear any relationship to the number of beneficial owners of the Common Stock.

         The Company has not paid any cash dividends on its Common Stock in the past and does not plan to pay any cash dividends on its Common Stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

EQUITY COMPENSATION PLANS

         The table below provides information relating to our equity compensation plans as of March 31, 2004:

                                                                                          Number of Securities
                                                                                         Remaining Available for
                                                                                          Future Issuance Under
                                          Number of Securities to    Weighted-Average      Compensation Plans
                                          be Issued Upon Exercise   Exercise Price of     (Excluding Securities
                                          Of Outstanding Options,  Outstanding Options,    Reflected in First
Plan Category                               Warrants and Rights    Warrants and Rights           Column)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                 2,282,855                 $1.43                 736,937

Equity compensation plans approved by
security holders                                   450,000                 $8.50                    --

Equity compensation plans not approved
by security holders                                     --                    --                    --
                                         --------------------------                     --------------------------
Total                                            2,732,855                                       736,937
                                         ==========================                     ==========================

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

                                   PERFORMANCE CRITERIA                           SHARES VESTED
           ------------------------------------------------------------------    --------------
           Share price trades for $4.50 per share for 20 consecutive days        150,000 shares
           Share price trades for $8.50 per share for 20 consecutive days        150,000 shares
           Share price trades for $12.50 per share for 20 consecutive days       150,000 shares

SALES OF UNREGISTERED SECURITIES

         Set forth below are the securities we issued in private placement transactions which at the time were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Further included is the consideration, if any, we received for such securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

         In September 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events, with a floor of $0.30), and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company will pay an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000. The Company used the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities. The cash proceeds of the private placement of convertible preferred stock was allocated pro-rata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. Subsequent to year-end, a holder of 2,500 shares of preferred stock converted the shares to 50,000 shares of common stock and one holder of 20,000 shares converted to 400,000 shares of common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that was used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that have a term of 24 months (subject to adjustment in certain events), and the notes are subordinated to any present or future senior indebtedness. The notes bear interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months (subject to a retroactive adjustment to 15% if the underlying shares into which the notes are convertible have not been registered by July 31, 2004) and require quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes may convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share (subject to adjustments for dilution, as defined). At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which is being amortized as interest expense over the 2-year life of the debt. The holders of the notes retain certain demand and piggy-back registration rights. Subsequent to year end, holders with a principal balance totaling $500,000 converted their notes into 714,285 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the notes have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In April of 2004, the Company completed a private placement offering raising capital of $4.25 million that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,500 in unsecured senior notes and 1,634,550 shares of Common Stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock at a price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum, and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. Individuals and entities participating in this offering have the right to demand registration of the common stock issued therefrom upon written notice to the Company and also have piggy-back registration rights should the company file a registration statement before the shares are otherwise registered.

         The issuance of these securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company (now trading as AMEX:ILC) that has been derived from the audited consolidated financial statements. Effective January 1, 2004, the Company discontinued its dental practice management services. The Company has restated its historical results to reflect that business segment as a discontinued operation. The Company began its current Web conferencing operations during the fiscal year ended March 31, 2002. The selected financial data should also be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                        MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
STATEMENT OF OPERATIONS DATA:                             2004          2003(*)        2002(*)        2001(*)        2000(*)
                                                       ----------     ----------     ----------     ----------     ----------
Revenues
  Licenses .......................................     $   2,241      $     447      $      92      $      --      $      --
  Service and maintenance ........................         3,665          3,629          2,590             --             --
                                                       ----------     ----------     ----------     ----------     ----------
    Total revenue ................................         5,906          4,076          2,682             --             --
Operating expenses ...............................         7,293          6,748          3,446             --             --
                                                       ----------     ----------     ----------     ----------     ----------
Loss from operations .............................        (1,387)        (2,672)          (764)            --             --
                                                       ----------     ----------     ----------     ----------     ----------
Loss from continuing operations before income
  taxes ..........................................        (2,293)        (3,889)        (1,062)            --             --
Income tax expense ...............................            --             --             --             --             --
                                                       ----------     ----------     ----------     ----------     ----------
Loss from continuing operations ..................        (2,293)        (3,889)        (1,062)            --             --
Income (loss) from discontinued operations .......           275            133          6,867        (24,917)        (5,360)
                                                       ----------     ----------     ----------     ----------     ----------
Net income (loss) ................................        (2,018)        (3,756)         5,805        (24,917)        (5,360)
Preferred stock dividends ........................           (75)            --             --             --             --
Imputed preferred stock dividends ................          (247)            --             --             --             --
                                                       ----------     ----------     ----------     ----------     ----------
Income (loss) available to common shareholders ...     $  (2,340)     $  (3,756)     $   5,805      $ (24,917)     $  (5,360)
                                                       ==========     ==========     ==========     ==========     ==========

Earnings (loss) per common share - basic and
    diluted
   From continuing operations ....................     $   (0.16)     $   (0.25)     $   (0.09)     $      --      $      --
   From discontinued operations ..................          0.02           0.01           0.58          (2.37)         (0.52)
                                                       ----------     ----------     ----------     ----------     ----------
   Net earnings (loss) per common share ..........     $   (0.14)     $   (0.24)     $    0.49      $   (2.37)     $   (0.52)
                                                       ==========     ==========     ==========     ==========     ==========

BALANCE SHEET DATA:
Cash and cash equivalents ........................     $     292      $     409      $   1,498      $      --      $      --
Working capital (deficit) ........................        (3,113)        (2,984)        (1,538)            --             --
Assets of discontinued operations ................           301            620          7,350          9,191         37,906
Total assets .....................................        12,460         12,423         15,587          9,191         37,906
Long-term debt, less current maturities ..........         6,404          7,901          7,361         11,461         14,829
Long-term debt discount ..........................        (1,960)        (2,038)        (2,264)            --             --
Liabilities of discontinued operations ...........            --             --             --         15,845         18,899
Total shareholders' equity (deficit) .............         3,366          2,320          4,666         (6,654)        19,007

--------------
     (*)  Effective January 1, 2004, the Company discontinued its dental practice management services. The Company has restated its historical results and selected financial data to reflect its dental segment as a discontinued
          operation. The Company began its current Web conferencing operations during the fiscal year ended March 31, 2002.

                                                             15

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

OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc., ("We", "Us", "Our" or the "Company") is a provider of Web and audio conferencing software and services for business collaboration.

         We changed our name to "iLinc Communications, Inc." from EDT Learning, Inc. to reflect not only the breadth of our Web conferencing products and services but also to reflect the integration of audio conferencing, video conferencing, and voice-over-IP technologies. The name change was approved by our stockholders at a special meeting of stockholders on February 5, 2004. Along with the name change, the Company's stock symbol changed to the new symbol of "ILC."

PRODUCTS AND SERVICES

FLAGSHIP PRODUCT LINE - ILINC SUITE

         iLinc provides integrated Web and audio conferencing software that addresses common business collaboration needs. The company is named after the flagship product - iLinc, which is a four product suite of software. The iLinc(TM) Suite includes: LearnLinc(TM) - which permits live instructor-led training and education over the Internet to remote students replicating the instructor-led environment; MeetingLinc(TM) - which facilitates more effective and economical communication through online meetings to replace in-person meetings or sales presentations; ConferenceLinc(TM) - which delivers one-to-many presentation capabilities for Web casts or marketing events; and SupportLinc(TM)
- which gives customer service organizations the ability to provide remote, hands-on support for products, systems, or software applications. Our iLinc Web collaboration software suite is available in both a periodic license model (ASP) or a perpetual license model. Since its beginnings in 1994, LearnLinc and MeetingLinc have been installed and operational in large and small organizations throughout the United States and Internationally. LearnLinc(TM), the flagship of our four-product iLinc suite, won first place at the Synchronous e-Learning Shootout held at Online Learning's Conference in the fall of 2002, winning by a vote of training professionals over such other notable companies as WebEx, PlaceWare (now Microsoft Live), and Centra.

AUDIO CONFERENCING

         Through its acquisition of Glyphics that was effective June 1, 2004, the Company now also delivers comprehensive audio conferencing solutions that help businesses provide virtual meetings, corporate events, distance learning programs, and daily conference calls. Its audio conferencing offering includes a wide array of products:

         o Audio On-Demand (no reservations needed) -- The pre-established calling accounts for each user, you can create or participate in conference calls with no advance notice, 24/7;

         o Reserved Automated -- The solution for recurring calls, each participant has a permanent number and passcode;

         o Operator Assisted -- For important calls, this service includes an iLinc conference operator to host, monitor, and coordinate the call; and

         o Online Seminars -- Support online Web presentation with high-quality audio from iLinc.

SUPPLEMENTAL TRAINING PRODUCTS

         While we have focused on our iLinc suite of products, we also continue to provide various e-Learning and training solutions that help to differentiate the product line from other pure play Web conferencing providers.

         o TECHNOLOGY: We offer training software products that like iLinc, promote online collaboration with products that integrate with our LearnLinc software. These include TestLinc(TM) - an assessment and quizzing tool that allows for formal testing and evaluation of students, and i-Canvas(TM) - a training content development software that allows non-technical training professionals to create Web-based training courses without programming. i-Canvas is sold on an individual user perpetual license basis.

         o SERVICES: We also offer custom content generation services through the Interactive Alchemy subcontractor relationship. Custom content services are bid on a project-by-project basis and revenue is recognized on the percentage-of-completed contract method.

         o CONTENT: We also offer a library of online courses focused upon the training of executives on essential business topics. Our off-the-shelf online library of content includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College. Customers subscribe for a period of time per course, with the license providing for access over typically one year from date the students first access of the course.

INDUSTRY TRENDS

         We see several emerging industry trends in the Web conferencing and audio conferencing industries that we believe make us well positioned to take advantage of the predicted market growth. First, the industries that have embraced Web conferencing to a large degree continue to be the financial services sector, high technology sector and professional services sector. According to a recent report by the analyst group Frost and Sullivan, these two segments represented 52.2% of the total Web conferencing revenues in 2002 and will continue to be the largest single markets for Web conferencing revenue by 2009. Frost & Sullivan has also identified Professional Service agencies as a large adopter of the Web Conferencing from now until 2009. To that end, we now have more than 200 professional service companies that have chosen our Web conferencing solution as their tool of choice, including some of the larger organizations inside the Fortune 1000.

         A second notable trend is that specific features and licensing options are becoming increasingly important to the financial services sector, high technology and professional service markets. This has created what we believe to be unique opportunities for iLinc. Frost & Sullivan expects that desktop videoconferencing and voice over IP integration will be heavily utilized features among high technology companies in the immediate future and that Web conferencing vendors offering these functionalities within their solution will likely find numerous successes within this vertical market. Unlike many of our competitors, our video and voice over IP can be throttled for high bandwidth users or for low bandwidth users allowing anyone from a dial-up connection to utilize these features. Frost & Sullivan also expects that the financial services vertical market offers significant growth opportunities for those Web conferencing vendors offering a behind the firewall solution. iLinc is the only carrier class Web conferencing solution that offers both a behind the firewall solution installation combined with the strength of its feature set as well as its use of the latest Advanced Encryption Standard (AES) security. Prominent organizations inside the financial services sector of the Fortune 1000 have chosen our solution based upon these features.

         Third, we expect to see an increase in the demand for a single source for audio and Web conferencing. Frost and Sullivan have noted in a separate report on audio conferencing that the demand for integrated audio, web, and video conferencing solutions continues to surge as end user needs for easy-to-use, single-source solutions swell. Developing and proving a truly converged user environment and experience, including the integration of audio, web and video conferencing technologies is essential. With our acquisition of Glyphic Communications we are now able to provide a single source for deeply integrated Web, audio, video as well as voice over IP. Increasingly, the vendor selection made for Web conferencing determines the selection made for audio conferencing. iLinc has already made significant progress in selling Web conferencing products to the Glyphics customer base as well as selling audio conferencing to the iLinc customer base. We believe that another benefit of the integrated conferencing approach is customer retention. According to the same Frost and Sullivan report, when Web conferencing and audio conferencing are sold together as an integrated package there is a significant increase in retention of the audio conferencing service. We have also found from customer surveys, this to be true and continuing to create incentives for our audio customers to be Web and audio customers to drive this retention.

MARKET POSITION - DIFFERENTIATORS

         We view our position in the market as the appropriate solution for the enterprise-wide buyer in mature markets that have already adopted Web conferencing and collaboration. Our goal is to specialize so that we might reach the needs of target niches and be able to demonstrate specific value to these industries beyond the competition. Our target markets include financial services, high-tech and professional services. Frost and Sullivan noted in a recent report that these markets combined will deliver between 50% to 60% of the total Web conferencing market revenues this year. These vertical markets have been the early adopters of Web and audio conferencing and have become what we term as "mature conferencing buyers". Unlike other industries, the financial services, high technology and professional services markets have great familiarity with Web conferencing products and importantly, they have different needs. A growing number of these organizations have recognized that because the buying decision for Web conferencing has traditionally not been centralized, and in our experience they are using five or more different vendors for Web or audio conferencing services and therefore not realizing the economies of scale that consolidating to one or two vendors could provide. There are also other important considerations revolving around Web conferencing such as security and bandwidth availability that are inducing the buying decision for Web and audio conferencing out of the business units and into the IT department. We believe that our solution uniquely maps to critical IT requirements among these mature buyers in five important distinctions.

         First, we offer flexible licensing options that allow organizations to pay a one-time license fee to install the software inside of their environment, or organizations can contract with us annually to use our Web and audio conferencing services through an ASP arrangement . We also offer the ability for organizations to purchase perpetual licenses and then, have provided hosting in our co-location facility. We find this flexibility to be an important differentiator for customers making an enterprise-wide decision. As Frost & Sullivan notes, in many instances, Web conferencing is a migratory technology (from ASP to installed software) - new users tend to first utilize Web conferencing ASP services as they offer much more flexibility in terms of usage, ability to utilize multiple solutions, and require less up-front investment, and are less burdensome on enterprise resources. Therefore, a majority of new users that adopt web conferencing prior to 2007, are expected to initially adopt an ASP service-based solution, and then migrate to the purchase of a perpetual license.

         Second, as noted earlier we provide a completely integrated Web, audio, video and voice-over-IP conferencing solution with what we believe to be a rich-feature set. According to Web conferencing analyst, as the industry moves beyond the boundaries imposed by the term "web conferencing" to more of a rich media communications environment, those vendors that are ahead of the curve in terms of features and functionality will be around for the long-term survival. Vendors offering a "me too" solution are not expected to be active long-term competitors and are expected to disappear in the form of consolidation, acquisitions, or all together exit the market because of shrinking profits.

         Third, we offer the highest level of data security commercially available. We are the only Web conferencing provider that offers a customer hosted solution with a purchase license option and true point-to-point security with our unique combination of AES and secure socket layer (SSL). All information within a session can be transmitted between meeting attendees securely without any reduction in performance.

         Fourth, our solution is suitable and scalable for enterprise-wide deployment. The iLinc Suite addresses most common needs for business collaboration within the enterprise. We offer virtual classroom software with our LearnLinc product, software for presentation and sales demonstrations with MeetingLinc, customer support with SupportLinc, and software for Web casts and marketing events with ConferenceLinc. Each of these products share a common interface enabling users of one product to easily understand any of our other products. This reduces the learning curve for Web conferencing enterprise-wide roll out and we believe increases adoption success.

         Fifth, we provide what we believe to be an exceptional "total cost of ownership" value. Our software and services are very competitively priced and also importantly, the customer's installation of our product is a very short and non-labor intensive process and maintenance of our software requires minimal attention from an IT perspective.

         We believe that all of these factors make our solution compelling to our target markets, but we also recognize that in order to grow our market share within the financial services, high technology and professional services verticals we need to develop products that address their specific needs. To that end, we have aligned our sales, marketing and product development efforts to build Web and audio conferencing functionality that delivers and addresses specific pains within each of our identified markets.

         For example, in the Financial Services community, companies are being mandated to secure and document every communication that happens inside and outside of their organization. We currently offer our AES data encryption solution that delivers this needed security and this year we plan to release enhanced communication and document management functionality that will completely fulfill these requirements. In the high tech community, Web conferencing is predominantly used for software or technology demonstrations. We arguably have the best application sharing technology in the industry with the ability to throttle bandwidth up or down to increase speed and performance. In the professional services community, the predominate use for Web conferencing is for training. Our product was originally built for training and we believe that it continues to be the best virtual classroom tool on the market.

         We believe our focus on gaining market share in our target markets correctly positions us for significant growth over future quarters. Our strategy has also been validated by industry experts in our space some who have noted iLinc as one of the first real time collaboration vendors that understands the need to move up the food chain to IT and wisely focus on three markets.

SALES AND MARKETING FOCUS

         To leverage these advantages, our organization has launched a marketing and sales campaign inside these vertical markets with the goal of achieving growth in market share within the financial services, high tech and professional services markets. Our ability to attract and maintain these specific types of customers has given us a base of existing customers that we hope will enable us to further grow within these sectors and others. As to maintaining the existing customer base, our client services group is frequently praised in survey and online by our customers who also use our competitor's products as competitive. Our emphasis in client service has allowed us to strengthen the existing iLinc customer base while maintaining almost all of the previously existing clients in the 17 months since we acquired the software. The ability to maintain our customer base provides recurring maintenance revenues as well as opportunities for up-sales of our new iLinc products and services within those organizations.

         We recently added a new Senior Vice President of Sales who brings to us sales experience specifically in senior level sales positions with PlaceWare and Genesys Conferencing. The iLinc sales and marketing team has now grown a staff of 28 including an inside sales team focusing on the small-to-middle business market, a major / regional account team focused on enterprise sales, and an events services sales team that focuses on selling "high-touch " professionally-managed large Web and audio events.

RESULTS OF OPERATIONS

         As of March 31, 2004, we provide integrated Web and audio conferencing software and services with what we believe to be a very robust feature set that includes integrated video and voice over IP. Our name change is reflective of our focus in terms of research, development, sales and marketing on our award-winning suite of Web conferencing and collaboration software known as the iLinc Suite. The iLinc Suite includes: LearnLinc- permits live instructor-led training and education over the Internet to remote students replicating the instructor-led environment; MeetingLinc - facilitates more effective and economical communication through online meetings using voice-over-IP technology to avoid the expense of travel and long-distance charges; ConferenceLinc - delivers your message more consistently in a one-to-many format replicating professionally managed conferencing events; and SupportLinc - gives customer service organizations the ability to provide remote, hands-on support for products, systems, or software applications. The iLinc Suite is available in both an ASP and perpetual license purchase model. Since its beginnings in 1994, LearnLinc and MeetingLinc have been installed and operational in corporate, government, and educational organizations in the United States and internationally. LearnLinc, the flagship of iLinc's four-product iLinc suite, won first place at the Synchronous e-Learning Shootout held at Online Learning's Conference in the fall of 2002, winning by a vote of training professionals over such other notable companies as WebEx, PlaceWare (now Microsoft Live), and Centra. Our iLinc suite of products includes the ability to use integrated voice-over-IP and two-way live video. We have also completely integrated together audio conferencing services into the Web conferencing products. These services supplement the Web product but can also be purchased separately.

         On October 1, 2001, the Company acquired all of the outstanding capital stock of Learning-Edge, Inc.; an Arizona based private e-learning company. The Company issued 1,950,000 common shares and $1.1 million of debt under the terms of the acquisition agreement. The debt bore interest at rates ranging from 7.5% to 9.0% and was due in two equal installments on October 1, 2003 and on October 1, 2004, respectively. The Company also assumed approximately $2.9 million of Learning-Edge debt as part of this acquisition. The operating results of Learning-Edge are included with the Company as of October 1, 2001.

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

         On June 14, 2002, the Company acquired certain assets of Quisic Corporation ("Quisic"); a California based private e-Learning company in an asset purchase and common stock purchase transaction that involved the issuance of 2,000,000 common shares to certain shareholders of Quisic together with an additional 500,000 shares that were placed into escrow to secure a revenue performance requirement. That revenue performance target was not achieved and the Company demanded the return of the shares of common stock. The shareholders of Quisic do not dispute the right of the Company to obtain those shares. However, since the claims of the plaintiffs in the Kepner-Tregoe litigation matter assert potential rights to those shares, the shares were instead tendered to the registry of the trial court pending resolution of the party's respective claims (Please refer to Item 3 - Legal Proceedings). Those 500,000 shares are not counted as shares outstanding nor as treasury shares as the performance contingency associated with those shares was not met. The operating results of Quisic have been included in the consolidated operations of the Company commencing June 17, 2002. The purchase agreement requires that the Company pay certain contingent compensation to the seller if during the 5 year period following the closing certain sales to PBS and others occur. Through December 31, 2003, the Company had collected funds subject to this contingent provision, which resulted in required contingent payments totaling $300,000. On December 31, 2003, the seller agreed to convert the entire amount then due instead into 333,333 common shares the Company's common stock at the fair market price of $0.90 per share. During the fourth quarter of fiscal 2004, the Company had invoiced for but not received additional funds subject to this contingent provision, which resulted in accrued contingent payments totaling $50,000 due at March 31, 2004.

         Effective November 4, 2002, the Company acquired certain assets of Mentergy, Inc. ("Mentergy") that included the LearnLinc Web collaboration and Web conferencing software that is the foundation for the iLinc suite of products (the "LearnLinc Assets"). In exchange for the LearnLinc Assets, the Company paid $500,000, with one half due at closing and the remaining payment due in a note that was due December 13, 2003, assumed scheduled liabilities equal to $462,000 and agreed to provide a royalty earn-out payment due upon sales of the LearnLinc product. The royalty earn-out is equal to 20% for all revenues collected by the Company from the sale or license of LearnLinc software over a three-year period beginning with the closing date, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount due under the agreement is $5,000,000. The Company accounts for any such amounts to be paid as additional purchase consideration in accordance with EITF No. 95-8 at the time related revenues are recognized. The Company has accrued LearnLinc royalties totaling $367,000 during fiscal year 2004. The operating results are included with the Company's as of November 4, 2002.

         On June 3, 2004, the Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price, which is expected to total $5.568 million, is based on a multiple of the Glyphics' 2003 estimated annual audited net audio conferencing business revenues. The purchase price will be paid with the assumption of approximately $2.114 million in specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share, or an estimated 3.524 million shares. The actual purchase price to be paid, and the resulting number of shares to be issued will be based upon the audited results that are expected to be obtained within sixty days of the closing date. Twenty percent of the consideration due is being held in escrow. Amounts held in escrow will be available to the Company to satisfy contingent claims and seller's indemnification obligations. Amounts held in escrow also may be returned to the Company in the event that audio conferencing revenue performance measures required to be obtained by the Company during the 2004 calendar year are not met. Individuals and entities participating in this transaction who are shareholders receiving the Company's common stock have the right to demand registration of the common stock issued therefrom upon written notice, one year from the date of the transaction, to the Company and also have piggy-back registration rights should the Company file a registration statement before the shares are otherwise registered.

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

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the twelve months ended March 31, 2004 ("fiscal 2004") and March 31, 2003 ("fiscal 2003") were $5.9 million and $4.1 million, respectively, an increase of $1.8 million. License revenues from continuing operations increased $1.8 million from $447,000 in fiscal 2003 to $2.2 million in fiscal 2004 and service and maintenance revenues increased $100,000 from $3.6 million in fiscal 2003 to $3.7 million in fiscal 2004. The increase in revenue is a result of the Company's continuing expansion into the Web conferencing marketplace and concentrated sales and marketing strategies focused promoting the iLinc Suite of products.

         Total revenues from continuing operations generated for the twelve months ended March 31, 2003 ("fiscal 2003") and March 31, 2002 ("fiscal 2002") were $4.1 million and $2.7 million, respectively, an increase of $1.4 million. The Company recognized $92,000 of license revenue and $2.6 million of service and maintenance revenue in fiscal 2002.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Operating expenses from continuing operations consist of research and development, sales and marketing, general and administrative, depreciation and amortization expenses. The Company incurred operating expenses from continuing operations of $7.3 million in fiscal 2004, an increase of $600,000 from $6.7 million in fiscal 2003. This increase is primarily due to an increase in general and administrative costs of $600,000, sales and marketing costs of $200,000 and depreciation and amortization of $200,000. These increases are offset by a decrease in research and development costs of $400,000.

         Fiscal 2003 operating expenses from continuing operations were $6.7 million, a $3.3 million increase from fiscal 2002 operating expenses of $3.4 million. The increase is primarily due to the Company's strategic change in business and acquisitions of Thoughtware, Learning Edge, Quisic, and Mentergy, and cost increases which incurred as the acquired infrastructure became a part of iLinc's operations.

         Research and development expenses from continuing operations represent expenses incurred in connection with the provision of e-learning services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses for fiscal 2004 and fiscal 2003 were $2.8 million and $3.2 million respectively, a decrease of $400,000. Salaries and wages decreased $1.5 million and were partially offset by increased product development costs of $1.1 million, due to the spin-off of the custom content group to Interactive Alchemy in May 2003.

         Fiscal 2003 research and development expenses from continuing operations were $3.2 million, an increase of $900,000 from fiscal 2002 research and development expenses of $2.3 million. The increase is a result of the Company's acquisition of Quisic and the LearnLinc assets and related compensation and product development expenses.

         Sales and marketing expenses from continuing operations consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $1.8 million and $1.7 million for fiscal 2004 and fiscal 2003, respectively, an increase of $100,000. The increase is primarily from product royalty fees of $94,000 relating to the increased sales of software licenses of the Executive Training Library(TM) courseware and an increase in printing and advertising costs of $34,000 relating to the Company's name change in February 2004.

         Fiscal 2003 sales and marketing expenses from continuing operations were $1.7 million, an increase of $945,000 from fiscal 2002 sales and marketing expenses of $755,000. The increase is a result of the Company's change in business and addition of sales and marketing personnel focused on promoting the iLinc Suite.

         General and administrative expenses from continuing operations consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel, office costs and other general corporate expenses. During fiscal 2004 and 2003, general and administrative expenses from continuing operations were $2.2 million and $1.6 million, respectively, an increase of $600,000. General and administrative expenses increased primarily due to the Company's change in strategy and the acquisition of LearnLinc, and was primarily composed of increases in occupancy expenses of $147,000, legal fees of $105,000, compensation and related benefits of $142,000, general insurance of $91,000, telephone of $70,000, office expenses of $72,000, travel and entertainment of $53,000, other professional fees of $47,000 and investor relation expenses of $27,000. These and other increases were partially offset by bad debt recoveries of $284,000.

         During fiscal 2003 and 2002, general and administrative expenses from continuing operations were $1.6 million and $269,000 respectively, an increase of $1.3 million. General and administrative expenses increased primarily due to the Company's change in business strategy, and were composed of increases in compensation and related benefits of $562,000, occupancy expenses of $289,000, investor relations expenses of $148,000, and accounting fees of $118,000, as a result of the increased allocation of expense to continuing operations and the Quisic and Mentergy acquisitions.

         Fiscal 2004 and 2003 depreciation and amortization expense relating to continuing operations was $462,000 and $250,000, respectively, an increase of $212,000. The increase is a result of the acquisitions of Quisic and LearnLinc assets and purchases of computer servers and other equipment necessary to facilitate sales and service of our products. In fiscal 2002, depreciation and amortization expense was $99,000.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations remained constant at $1.2 million in fiscal 2004 and fiscal 2003. During fiscal 2004, the Company incurred one-time charges to interest expense resulting from conversions of notes into the Company's common stock totaling $48,500. Interest expense increased $900,000 during fiscal 2003 from $298,000 in fiscal 2002. The increase is primarily a result of the interest associated with the $5.8 million of convertible notes issued in March 2002.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded no tax benefit during fiscal 2004 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its e-Learning business strategy. At March 31, 2004, the Company has a net deferred tax asset of $10.7 million with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of five to thirteen years.

         The Company recorded no tax expense during fiscal 2004 and 2003 as a result of the losses it incurred in those years and did not record a tax benefit during fiscal 2002 due to the utilization of its fully reserved net operating loss carry-forward.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. Results of operations from this segment are presented as discontinued operations for the fiscal years ended March 31, 2004, 2003 and 2002 in accordance with SFAS 146 "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES".

         Net income from discontinued operations for fiscal 2004, 2003 and 2002 were $275,000, $133,000, and $6.9 million, respectively. Cash flows provided by discontinued operations was $387,000, $1.6 million and $1.1 million during the fiscal years 2004, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a working capital deficiency, has incurred operating losses and has negative cash flows from continued operations. The Company currently does not have existing working capital and does not generate positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term. These matters, among others, including our limited operating history as a provider of Web conferencing and Web collaboration software have caused our auditors to conclude in their report that there is substantial doubt about the Company's ability to continue as a going concern. Our plan with regard to these matters includes the continued development, marketing and licensing of our iLinc suite of products and services through both internal sales efforts and through external channel partnerships. We plan to expand where appropriate with external growth by acquisition, with those acquisitions including providers of audio conferencing as well as Web conferencing products and services. Although we continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its Web collaboration and e-Learning products and services to provide adequate cash flows to sustain our operations. Our continuation as a Company may be dependent on our ability to raise additional equity or debt capital, to continue to increase sales and revenues, to generate positive cash flows from operations and ultimately to achieve profitability.

         In order to increase its liquidity, the Company intends to restructure or extend existing obligations to reduce cash outflows for debt service, seek, if necessary, additional funding from the placement of debt or equity securities, invest in further marketing and sales efforts that result in the sale of the Company's high margin software products and services. However, there can be no assurance that the Company's plans will be achieved or that the Company will be able to acquire additional sums.

         At March 31, 2004, the Company had a working capital deficit of $3.1 million. Current assets included $292,000 in cash and $1.1 million in accounts receivable and $100,000 in prepaids and other assets. Current liabilities consisted of $1.1 million of deferred revenue, $1.2 million of current maturities of long-term debt and capital leases and $2.3 million in accounts payable and accrued liabilities.

CASH FLOWS FROM CONTINUING OPERATIONS

         Cash used in operating activities was $1.1 million during fiscal 2004 and $2.1 million during fiscal 2003. Cash used in operating activities during fiscal 2004 was primarily attributable to a net loss of $2.3 million and increases in accounts receivable and other assets of $430,000. These items were partially offset by increases in accounts payable and accrued liabilities of $750,000 and non-cash expenses and revenues totaling $900,000.

         Cash used in operating activities during fiscal 2003 was $2.1 million and was primarily attributable to a net loss of $3.9 million and an increase in accounts receivable of $177,000. These items were partially offset by increases in accounts payable and accrued liabilities of $922,000 and non-cash expenses and revenues totaling $1.0 million. Cash provided by operating activities was $55,000 during fiscal 2002 primarily due to an increase in accounts payable of $950,000 and non-cash expenses and revenues totaling $588,000. These items were partially offset by a net loss of $1.1 million and an increase in accounts receivable of $400,000.

         Cash used by investing activities was $400,000, $126,000 and $158,000 in fiscal years 2004, 2003 and 2002, respectively. Cash used by investing activities during fiscal 2004 was primarily due to capital expenditures of $66,000 and acquisitions, net of cash acquired of $370,000. Cash used by investing activities during fiscal 2003 was primarily due to capital expenditure of $64,000 and issuance of note receivable of $100,000. Cash used by investing activities in fiscal 2002 was primarily due to acquisitions, net of cash acquired of $100,000 and capital expenditures of $40,000.

         Cash provided in financing activities was $926,000 during fiscal 2004. Cash used in financing activities was $500,000 during fiscal 2003 and $500,000 during fiscal 2002. Cash provided in financing activities during fiscal 2004 was primarily due to proceeds from the issuance of preferred stock of $1.5 million and issuance of long-term debt of $500,000. These were partially offset by the repayment of long-term debt of $560,000 and $200,000 in financing costs. Cash used in financing activities during fiscal 2003 was due to the repayment of debt and capital leases of $510,000. Cash used in financing activities during fiscal 2002 was primarily attributable to the repayment of debt and capital leases of $5.5 million and financing costs incurred of $830,000. These uses of cash were partially offset by the proceeds of the Private Placement Offering (the "Offering") of $5.8 million.

HISTORICAL ACTIVITIES RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         In connection with the Company's IPO in March of 1998, the Company issued $468,000 of notes (the "IPO Notes") to certain shareholders who had provided capital prior to the IPO. Originally, interest accrued at the rate of 6% with the entire amount due on March 30, 2003. Many of the IPO Note holders agreed to have the accrued interest added to the principal balance and extended the maturity date to April 1, 2005 in exchange for quarterly payments of interest and an increase in the interest rate to 10%. The total outstanding principal balance on these IPO Notes is $278,000 as of March 31, 2004.

         The Company had issued in 1998 as a part of the consideration due to Affiliated Practices certain subordinated promissory notes (the "Series A Notes"). On September 19, 2003, all of the outstanding principal balance of the Series A Notes, in the sum of $849,000, were converted into 1,572,222 shares of the Company's common stock. A conversion price of $0.54 per share was used as the fair price per share which was the preceding twenty trading day average closing price of the Company's common stock. As a result of that conversion, the Company recorded a $252,000 charge associated with the conversion of the Series A Notes due to a difference in the closing price of the Company's common stock on the day of conversion and the twenty trading day average closing price. Holders of the Series A Notes included James M. Powers, Jr., who had received a $76,000 Series A Note as a part of the consideration paid to him from his own Affiliated Practice transaction in 1998.

         In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). The Learning-Edge Notes bear interest at rates ranging from at 7.5% to 9.0% and were due in two equal installments on April 5, 2005 and on October 1, 2005, respectively. The Learning-Edge Notes provided for pre-payment in the event that the Company raised additional capital between $3 and $5 million. The total outstanding principal balance on these notes is $0.9 million as of March 31, 2004. As a result of the capital raise in April of 2004 of $4.25 million, all of the outstanding balance of these notes have been fully extinguished subsequent to March 31, 2004, with cash payments of $333,000 and conversions of $583,000 of notes into 550,633 shares of the Company's common stock.

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Note may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. The placement agent received a commission of $577,500 plus $173,250 as a non-accountable expense reimbursement and received a warrant to purchase units on the same basis as other investors representing ten percent of the gross proceeds at a price of 110% of that paid by investors. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. The Company may force redemption of the warrants if at any time the 20 trading day average closing price of the Company's common stock exceeds $5.50 per share, and the warrants expire on March 29, 2005. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the ten (10) year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten (10) year term of the Convertible Notes. Upon conversion, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2004 holders with a principal balance totaling $150,000 converted their notes into common shares of the Company.

         On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events, with a floor of $0.30), and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000. The Company plans on using the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities. The cash proceeds of the private placement of convertible preferred stock was allocated pro-rata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. Subsequent to March 31, 2004, holders of 22,500 shares converted to 450,000 shares of common stock.

         In connection with the acquisition of certain assets from Mentergy, Inc. (and its wholly owned subsidiary LearnLinc Corporation), the Company issued among other consideration a secured promissory note with a principal balance of $250,000 that was due on December 13, 2003 (the "Mentergy Note"). By agreement with Mentergy and its assignees, the Company paid $50,000 in principal amount on the note during December of 2003. The remaining balance of $200,000 was paid in full in February 2004, and Mentergy has released any security interests they had in the Company's assets.

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that will be used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that have a term of 24 months (subject to adjustment in certain events), and the notes are subordinated to any present or future senior indebtedness. The notes bear interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months (subject to a retroactive adjustment to 15% if the underlying shares into which the notes are convertible have not been registered by July 31, 2004) and require quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes may convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share (subject to adjustments for dilution, as defined). At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which will be amortized as interest expense over the 2-year life of the debt. The holders of the notes retain certain demand and piggy-back registration rights. Subsequent to year end, holders with a principal balance totaling $500,000 converted their notes into 714,285 shares of the Company's common stock.

ACTIVITIES RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES OCCURRING SHORTLY AFTER THE FISCAL YEAR END

         In April of 2004, the Company completed a private placement offering raising capital of $4,250,000 that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,500 in unsecured senior notes and 1,634,550 shares of Common Stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock at a price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         On June 3, 2004, the Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company that is a provider of comprehensive audio conferencing products and services. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price, which is expected to total $5.568 million, is based on a multiple of the Glyphics' 2003 estimated annual audited net audio conferencing business revenues. The purchase price will be paid with the assumption of approximately $2.114 million in specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share, or an estimated 3.524 million shares. The actual purchase price to be paid, and the resulting number of shares to be issued will be based upon the audited results that are expected to be obtained within sixty days of the closing date. Twenty percent of the consideration due is being held in escrow. Amounts held in escrow will be available to the Company to satisfy contingent claims and seller's indemnification obligations. Amounts held in escrow also may be returned to the Company in the event that audio conferencing revenue performance measures required to be obtained by the Company during the 2004 calendar year are not met. Individuals and entities participating in this transaction who are shareholders receiving the Company's common stock have the right to demand registration of the common stock issued therefrom upon written notice, one year from the date of the transaction, to the Company and also have piggy-back registration rights should the Company file a registration statement before the shares are otherwise registered.

       The Company has been a reseller of Glyphics' audio conferencing services for over six months and already offers an integrated Web and Audio On-DemandTM product. Glyphics offers a wide array of audio conferencing products that include: Audio On-Demand (no reservations needed) with pre-established calling accounts for each user to create or participate in conference calls with no advance notice, 24/7; Reserved Automated where each participant has a permanent number and passcode for recurring calls; Operator Assisted that includes an iLinc conference operator to host, monitor, and coordinate the call; and Online Seminars that support online Web presentations with high-quality audio from iLinc. The Company plans to continue to pursue the business formerly conducted by the seller on an integrated basis with its existing Web conferencing products.

CONTRACTUAL OBLIGATIONS

         The following schedule details all of the Company's indebtedness and the required payments related to such obligations at March 31, 2004 (IN THOUSANDS):

                                                   DUE IN                                 DUE IN YEARS
                                                  LESS THAN     DUE IN      DUE IN YEAR     FOUR AND      DUE AFTER
                                     TOTAL        ONE YEAR     YEAR TWO        THREE          FIVE       FIVE YEARS
                                  -----------   -----------   -----------   -----------   -----------   -----------
Long term debt................    $    7,365    $      961    $      779   $        --    $       --    $    5,625
Capital lease obligations.....           304           289            15            --            --            --
Operating lease obligations...         2,210           743           639           463           177           188
Base salary commitments
   under employment
   agreements.................           881           506           375            --            --            --
                                  -----------   -----------   -----------   -----------   -----------   -----------
Total contractual obligations.    $   10,760    $    2,499    $    1,808    $      463    $      177    $    5,813
                                  ===========   ===========   ===========   ===========   ===========   ===========

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The more significant areas requiring use of estimates relate to revenue recognition, accounts receivable and notes receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets, and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

         Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

         Our revenues are generally classified into two main categories - license revenue and service and maintenance revenue. License revenue is generated from the sale of our iLinc suite of Web conferencing software on a purchase-model (perpetual license basis) and from the sale of our off-the-shelf courseware, primarily the online Bridge (Mini-MBA) program. The service revenue aspect of our Service and Maintenance revenue is primarily generated from the sale of our iLinc Web conferencing software on a periodic license basis (i.e., ASP or per minute), as well as, all service contracts that might include hosting, and training services. Service and Maintenance revenue also includes all revenue arising from maintenance and upgrade contracts that are sold with our iLinc Web conferencing software purchases. Included in our Service and Maintenance revenue are the revenues associated with our custom content development services.

Sales of Software Licenses

         We earn our revenues from the sale of software licenses and service and maintenance agreements related to those software license sales. We offer our software and services in one of two forms, the first being a purchase model that permits the purchase of a perpetual license, and the second being an ASP or per minute model that permits the purchase of a periodic term license. The iLinc suite of Web conferencing products is sold utilizing both the purchase model and the ASP model with separate revenue recognition policies applicable to each model. With each sale of our products and services, we execute contracts that govern the terms and conditions of each software license sale, hosting agreement, maintenance and support agreement and other services arrangements.

         In connection with the Company's sales of software licenses, the Company adopted Statement of Position ("SOP") 97-2 as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software licenses if all of the following conditions are met: First, there is persuasive evidence of an arrangement with the customer; Second, the product has been delivered to the customer; Third, the amount of the fees to be paid by the customer is fixed or determinable; and, Fourth, collection of the fee is probable.

         Each of these factors, particularly the determination of whether a fee is fixed and determinable and the collectability of the resulting receivable, requires the application of the judgment and the estimates of management. Therefore, significant management judgment is utilized and estimates must be made in connection with the revenue we recognize in any accounting period. We analyze various factors, including a review of the nature of the license or product sold, the terms of specific transaction, the vendor specific objective evidence of the elements required by SOP 97-2, any contingencies that may be present, our historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions. Changes in our judgment based upon these factors and others could impact the timing and amount of revenue that we recognize, and ultimately the results of operations and our financial condition. Therefore, the recognition of revenue is a key component of our results of operations.

         At the time of the sale of our perpetual software license, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction before recording immediate revenue recognition, assuming all other elements of revenue recognition are present. Billings to our customers are generally due within 30 to 90 days, with payment terms up to 120 days available to certain credit worthy customers. We believe that we will have sufficient history of collecting all amounts within these normal payment terms and to conclude that the fee is fixed or determinable at the time of the perpetual license sale.

         Under certain circumstances, we have offered payment terms greater than 120 days and up to as much as twelve months to certain customers, for sales involving our Web conferencing perpetual license products where license revenue would normally be recognized upon delivery of the product. However, we currently do not believe that we have sufficient history of selling the iLinc Suite of products under perpetual license arrangements with extended payment terms exceeding 120 days, and therefore will record revenue when the payments from the customer are due, rather than immediately upon delivery of the product and collection is probable, assuming all other elements of revenue recognition are present.

         Beginning in fiscal 2004, we began offering payment terms of 180 days and anticipate continuing using those 180-day payment terms related to sales of our perpetual license products. While we do not at this time believe that we have sufficient history of selling perpetual licenses with 180-day payment terms to determine that such fees are fixed and determinable, we do expect to consider those 180-day payment terms to be normal payment terms for certain well capitalized customers when we have such a history, and accordingly, at that time will include those sales in revenue when the perpetual license sale occurs (again assuming all other aspects of revenue recognition are present). We consider all arrangements with payment terms longer than 180 days not to be fixed or determinable and for arrangements involving the extended payment terms exceeding 180 days, revenue recognition occurs when payments are due and collection is probable, assuming all other elements of revenue recognition are present.

         In addition, in assessing whether collection is probable or not for a given transaction, and therefore whether we should recognize the revenue, we make estimates regarding the creditworthiness of the customer. Initial creditworthiness is assessed through internal credit check processes, such as credit applications or third party reporting agencies. Creditworthiness for transactions to existing customers primarily relies upon a review of their prior payment history. We do not request collateral or other security from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment or other change in circumstance.

Sales of Concurrent Licenses (ASP) and Per Minute Basis

         Historically, a majority of our license revenue has been generated under the purchase model with revenue recognized based on a one-time sale of a perpetual license. In addition to that purchase model, we also offer a more flexible monthly, fixed-fee subscription pricing model (ASP Model) and a per-minute usage based model. Under our subscription or ASP model, a customer may subscribe to a certain number of concurrent connections or seats for a fixed period, often a year. Under this ASP method, we recognize the revenue associated with these monthly, fixed-fee subscription arrangements each month on a straight line basis over the term of the agreement. Other customers choose to avoid annual commitments and instead use our Web conferencing and audio conferencing products and services based upon a per minute or usage-based pricing model. Per minute customers may also include those customers on an ASP model that incur overage fees for usage in excess of the permitted number of seats or minutes in excess of the minimum commitment. The per minute fees that include overage fees are charged at the end of each month and recorded as revenue at the end of each month as the services are provided. Customers with contractually established minimum per minute fees are assessed the greater of the established minimum or the actual usage at the end of each month. Customers wishing to avoid monthly commitments may use the e-commerce portion of our web site that permits the use our Web conferencing services on a pay-per-use basis, with no monthly minimum, purchasing the services and paying for those services online by credit card.

Sales of Maintenance, Hosting and other Related Services

         The Company offers with each sale of its software products a software maintenance, upgrade and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold in a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12 month terms with maintenance contracts available up to 36 months.

         Revenues from consulting, training and education services are recognized either as the services are performed, ratably over a subscription period, or upon completing a project milestone if defined in the agreement. These consulting, training and education services, are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills, and are often performed by the customer or our VAR's customers without access to those services.

         Implementation, consulting, training, translation, and other event type services may also be sold in conjunction with the sale of our software products. Those services are generally recognized as the services are performed or if earlier when all other revenue recognition criteria have been met. Although the Company may provide implementation, training and consulting services on a time and materials basis, a significant portion of these services have been provided on a fixed-fee basis.

         Should the sale of our software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements and recognize the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers. Thus, these types of arrangements require us to make judgments about the fair value of undelivered arrangements.

Sales of Custom Content Development Services

         A component of our service and maintenance revenue is derived from custom content development services. The sale of custom content development services often involves the execution of a master service agreement and corresponding work orders describing the deliverable due, the costs involved, the project milestones and the payments required. For contracts and revenues related exclusively to custom content development services, the Company recognizes revenue and profit as work progresses on custom content service contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenue and costs as each job progresses throughout the relevant contract period. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a custom content service contract can be made. Recognized revenues and profit are subject to revisions as the custom content service contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Should this arise, the provision for any estimated losses on uncompleted custom content service contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2004 for any custom content development services. For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer.

Sales by VAR's and Agents

         The Company has engaged organizations within the United States of America and in twelve other countries that market and sell its products and services through their sales distribution channels that are value added resellers (VAR's). The VAR's primarily sell, on a non-exclusive basis, our iLinc suite of Web conferencing products and predominately sell purchase-model perpetual licenses for installation and hosting by the VAR's customer. The Company's VAR contracts have terms of one to two years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. Each VAR purchases the product from the Company and resells the product to its customers. Under those VAR agreements, the Company records only the amount paid by the VAR as revenue and recognizes revenue when all revenue recognition criteria have been met. The Company also engages organizations that act as mere agents or distributors of its products ("Agents"), without title passing to the Agent and with the Agent only receiving a commission on the consummation of the sale to our customer. The Company records revenue on sales by Agents on a gross basis before commissions due to the Agent and only when all revenue recognition criteria are met as would be with a sale by the Company directly to a customer not involving an agent.

Sales Reserves

         The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded, if at all, as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported. As of March 31, 2004, we did not believe that an accrual for sales reserves was appropriate, but continue to assess the adequacy of the sales reserve account balance on a quarterly basis.

Allowance for Doubtful Accounts

         We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance estimate is based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses.

         The allowance for doubtful accounts for iLinc Web collaboration product sales is, as of March 31, 2004, $24,000 and is based on our historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

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

         The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with its acquisitions. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. As of March 31, 2004, the Company has identified no such impairment.

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

         The Company has recorded a full valuation allowance to reduce the carrying value of its net deferred tax assets because it has concluded that it is more likely than not that it will not be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such a determination was made.

STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT TO SFAS NO. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 123 and accordingly the implementation of SFAS No. 148 did not have a material effect on the Company's consolidated financial position or results of operations.

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

         The Company provides a 90-day warranty for certain of its products. Historically, the Company's performance under the warranty has been minimal, and as such, no warranty accrual has been provided for in the Company's consolidated financial statements.

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer's or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2004.

         The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

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

         In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," which updates accounting and reporting standards for personnel and operational restructurings. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

         In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact the Company's consolidated financial position or results of operations.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial position or results of operations.

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We have a limited operating history in the Web conferencing e-Learning business. While the organizations that we have acquired have been engaged in the their respective business for over five years, we only recently acquired those assets and have undertaken to integrate their assets into our operations at varying levels. Over the past 30 months, we have made significant changes to our product mix and service mix, our growth strategies, our sales and marketing plans, and other operational matters. As a result, it may be difficult to evaluate an investment in our company. Given our recent investment in technology, we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the competitive and rapidly changing nature of the e-Learning and Web conferencing markets makes it difficult for us to predict future results. Our business strategy may be unsuccessful and we may be unable to address the risks we face.

WE FACE RISKS INHERENT IN INTERNET-RELATED BUSINESSES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS.

         We face risks frequently encountered by early-stage companies in new and rapidly evolving markets such as e-Learning and Web conferencing. We may fail to adequately address these risks and, as a consequence, our business may suffer. To address these risks among others, we must successfully introduce and attract new customers to our products and services; successfully implement our sales and marketing strategy to generate sufficient sales and revenues to achieve or sustain operations; foster existing relationships with our existing customers to provide for continued or recurring business and cash flow; and, successfully address and establish new products and technologies as new markets develop. As an early-stage company, we may not be able to sufficiently access, address and overcome risks inherent in our business strategy.

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

WE HAVE SIGNIFICANT OPERATING LOSSES, HAVE LIMITED FINANCIAL RESOURCES, AND MAY NOT BECOME PROFITABLE.

         We have incurred substantial operating losses and have limited financial resources at our disposal. We have and long-term obligations that we will not be able to satisfy without additional debt and/or equity capital and ultimately generating profits and cash flows from our e-Learning and Web conferencing operations. If we are unable to achieve profitability in the near future, we will face increasing demands for capital and liquidity. We may not be successful in raising additional debt or equity capital and may not become profitable in the short term or not at all. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the short term.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We have a significant working capital deficiency, and have historically suffered substantial recurring losses and negative cash flows from operations. These factors, among others, and the limited operating history as an e-Learning and Web collaboration company have caused our auditors to conclude in their report that there is substantial doubt as to our ability to continue as a going concern. Our plans with regard to these factors include continued development, marketing and licensing of our Web Conferencing and e-Learning products and services through both internal growth and acquisition. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient revenues from our products and services to provide adequate cash flows to sustain operations. Our continuation is dependent on our ability to raise additional equity or debt capital, to increase our e-Learning revenues, to generate positive cash flows from operations and to achieve profitability. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.

LISTING QUALIFICATIONS MAY NOT BE MET.

         The American Stock Exchange's continued listing standards require that the Company maintain stockholder's equity of at least $4.0 million if the Company has losses from continuing operations and/or net losses in three of its four most recent fiscal years. While the Company has sustained losses in three of its four most recent fiscal years, and had less than $4.0 million of stockholder's equity at March 31, 2004, the Company raised approximately $0.9 million in additional equity capital, converted certain other debt to equity and completed an acquisition subsequent to the fiscal year end and therefore has as of the date of this report stockholder's equity in excess of the $4.0 million requirement. If in the future, the Company fails to maintain a sufficient level of stockholder's equity in compliance with those and other listing standards of the American Stock Exchange then the Company would be required to submit a plan to the American Stock Exchange describing how it intended to regain compliance with the requirements.

DILUTION TO EXISTING STOCKHOLDERS IS LIKELY TO OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

          On March 31, 2004, 19,257,304 shares of our common stock were issued, of which 1,432,412 were held in treasury, and 23,449,805 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce the percentage ownership of existing stockholders in the Company. The following shares were reserved for issuance as of March 31, 2004:
         o Issued and outstanding stock options to purchase common shares totaling 2,282,855;
         o Issued and outstanding warrants to purchase common shares totaling 7,647,664;
         o Issued and outstanding warrant to purchase $577,500 of convertible redeemable subordinated notes with detachable warrants for 577,500 common shares, all of which are exercisable for or convertible into an aggregate 1,155,000 common shares;
         o Issued and outstanding warrant to purchase 15,000 shares of convertible preferred stock with detachable warrants for 75,500 common shares, all of which are exercisable for or convertible into an aggregate 575,000 common shares;
         o A restricted stock grant to receive shares totaling approximately 450,000; and
         o Shares issuable upon the conversion of convertible redeemable subordinated notes and preferred stock totaling a potential aggregate of 11,339,286 common shares.

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

         Our success depends in large part on our proprietary technology. If we fail to successfully enforce our intellectual property rights, the value of these rights, and consequently the value of our products and services to our customers, could diminish substantially. It may be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization, and it may also be possible for third parties to independently develop substantially equivalent intellectual property. Currently, we do not have patent protection in place related to our products and services. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. While we have not received any notice of any claim of infringement of any of our intellectual property, from time to time we may receive notice of claims of infringement of other parties' proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. These types of claims could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements, if required, may not be available on reasonable terms, or at all.

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

WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES.

        A high percentage of our revenue is attributable to one-time purchases by our customers rather than long term recurring ASP type contracts. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to achieve or sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger better-capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins.

OUR OPERATING RESULTS MAY SUFFER IF WE FAIL TO DEVELOP AND FOSTER OUR VALUE ADDED RESELLER OR DISTRIBUTION RELATIONSHIPS.

         We have an existing channel and distribution network that provides growing revenues and contributes to our high margin software sales. These distribution partners are not obligated to distribute our services at any particular minimum level. As a result, we cannot accurately predict the amount of revenue we will derive from our distribution partners in the future. The inability of our distribution partners to sell our products to their customers and increase their distribution of our products could result in significant reductions in our revenue, and therefore, harm our ability to achieve or sustain profitability on a consistent basis.

SALES IN FOREIGN JURISDICTIONS BY US AND OUR INTERNATIONAL DISTRIBUTOR NETWORK MAY CAUSE COSTS THAT ARE NOT ANTICIPATED.

         We continue to expand internationally through our value added reseller network and OEM partners. We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:
         o our inability to establish and maintain effective distribution channels and partners;
         o        the varying technology standards from country to country;
         o our inability to effectively protect our intellectual property rights or the code to our software;
         o our inexperience with inconsistent regulations and unexpected changes in regulatory requirements in foreign jurisdictions;
         o        language and cultural differences;
         o        fluctuations in currency exchange rates;
         o        our inability to effectively collect accounts receivable; or
         o our inability to manage sales and other taxes imposed by foreign jurisdictions.

THE GROWTH OF OUR BUSINESS SUBSTANTIALLY DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW SERVICES AND FEATURES IN A TIMELY MANNER.

         We acquired our Web collaboration, Web conferencing and virtual classroom software in November of 2002. With our focus upon that product suite our growth depends on our ability to continue to develop new features, products and services around the iLinc suite and line of products. We may not successfully identify, develop and market new products and features in a timely and cost-effective manner. If we fail to develop and maintain market acceptance of our existing and new products to offset our continuing development costs, then our net losses will increase and we may not be able to achieve or sustain profitability on a consistent basis.

IF WE FAIL TO OFFER COMPETITIVE PRICING, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS.

         Because the Web conferencing market is relatively new and still evolving, the prices for these services are subject to rapid and frequent changes. In many cases, businesses provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. Due to competitive factors and the rapidly changing marketplace, we may be required to significantly reduce our pricing structure, which would negatively affect our revenue, margins and our ability to achieve or sustain profitability on a consistent basis. We have an existing channel and distribution network that provides growing revenues and contributes to our high margin software sales. These distribution partners are not obligated to distribute our services at any particular minimum level. As a result, we cannot accurately predict the amount of revenue we will derive from our distribution partners in the future. Our inability of our distribution partners to sell our products to their customers and increase their distribution of our products could result in significant reductions in our revenue, and therefore, harm our ability to achieve or sustain profitability on a consistent basis.

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

         We provide our products and services to customers in the United States, Europe and elsewhere throughout the world. Sales are predominately made in U.S. Dollars, however, we have sold products that were payable in Euros and Canadian Dollars. A strengthening of the U.S. Dollar could make our products and services less competitive in foreign markets.

         The primary objective of the Company's investment activity is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents in a variety of money market funds.

         As of March 31, 2004, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $6.4 million at fixed interest rates of 8% to 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness bear fixed interest rates of 6% to 10%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
  FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm...................  40
Report of Independent Registered Public Accounting Firm...................  41
Consolidated Balance Sheets at March 31, 2004 and 2003....................  42
Consolidated Statements of Operations
      for the years ended March 31, 2004, 2003 and 2002 ..................  43
Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended March 31, 2004, 2003 and 2002....................  44
Consolidated Statements of Cash Flows
     for the years ended March 31, 2004, 2003 and 2002....................  45
Notes to Consolidated Financial Statements................................  46

  FINANCIAL STATEMENTS SCHEDULE:
Report of Independent Registered Public Accounting Firm...................  79
Report of Independent Registered Public Accounting Firm...................  80
Schedule II - Valuation and Qualifying Accounts
     for the years ended March 31, 2004, 2003 and 2002....................  81

All other schedules are omitted because they are not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
iLinc Communications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of iLinc Communications, Inc. and its subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iLinc Communications, Inc. and its subsidiaries as of March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficiency and has suffered substantial recurring losses and negative cash flows from operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The long-term continuation of the Company is dependent on the Company's ability to raise additional equity or debt capital, to increase its revenues, to generate positive cash flows from operations and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                            /s/ BDO Seidman, LLP


Costa Mesa, California
May 21, 2004, except for
  Note 18, as to which the date
  is June 21, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of iLinc Communications, Inc. and Subsidiaries

In our opinion, the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of iLinc Communications, Inc. and its Subsidiaries at March 31, 2002 and the results of their operations and their cash flows for the year ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
July 11, 2002

                                        ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           MARCH 31, 2004    MARCH 31, 2003
                                                                                           --------------    --------------
ASSETS
Current Assets:
  Cash and cash equivalents ..........................................................     $        292      $        409
  Accounts receivable, net of allowance for doubtful accounts of $24 and
    $172, respectively ...............................................................            1,097               597
  Note receivable ....................................................................               25                25
  Prepaid expenses and other current assets ..........................................              108                32
                                                                                           -------------     -------------
      Total current assets ...........................................................            1,522             1,063

  Property and equipment, net ........................................................              310               465
  Goodwill ...........................................................................            9,190             8,823
  Intangible assets, net .............................................................            1,061             1,346
  Note receivable ....................................................................               25                50
  Other assets .......................................................................               51                56
  Assets of discontinued operations ..................................................              301               620
                                                                                           -------------     -------------
      Total assets ...................................................................     $     12,460      $     12,423
                                                                                           =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt .................................................     $        961      $        728
   Accounts payable and accrued liabilities ..........................................            2,301             2,040
   Current portion of capital lease liabilities ......................................              289               462
   Deferred revenue ..................................................................            1,084               817
                                                                                           -------------     -------------
      Total current liabilities ......................................................            4,635             4,047

  Long term debt, less current maturities, net of discount of $1,960 and $2,038,
      respectively ...................................................................            4,444             5,863
  Capital lease liabilities, less current maturities .................................               15               193
                                                                                           -------------     -------------
      Total liabilities ..............................................................            9,094            10,103
                                                                                           -------------     -------------

Commitments and contingencies

Shareholders' Equity:
   Preferred stock, $.001 par value, 10,000,000 shares authorized, 150,000 shares
     issued and outstanding, liquidation preference of $1,500,000 ....................               --                --
   Common stock, $.001 par value, 100,000,000 shares authorized, 19,257,304 and
     17,018,184 issued, respectively .................................................               19                17
   Additional paid-in capital ........................................................           36,395            32,854
   Accumulated deficit ...............................................................          (31,640)          (29,300)
   Less: 1,432,412 and 1,244,713 treasury shares at cost, respectively ...............           (1,408)           (1,251)
                                                                                           -------------     -------------
      Total shareholders' equity .....................................................            3,366             2,320
                                                                                           -------------     -------------

      Total liabilities and shareholders' equity .....................................     $     12,460      $     12,423
                                                                                           =============     =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                      PLEASE REFER TO THE REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

                                                            42

                                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                    MARCH 31,        MARCH 31,        MARCH 31,
                                                                      2004             2003             2002
                                                                  ------------     ------------     ------------
Revenues
   Licenses .................................................     $     2,241      $       447      $        92
   Service and maintenance ..................................           3,665            3,629            2,590
                                                                  ------------     ------------     ------------
       Total revenue ........................................           5,906            4,076            2,682
                                                                  ------------     ------------     ------------

Operating expenses
   Research and development .................................           2,754            3,236            2,323
   Sales and marketing ......................................           1,840            1,660              755
   General and administrative ...............................           2,237            1,602              269
   Depreciation and amortization ............................             462              250               99
                                                                  ------------     ------------     ------------
     Total operating expenses ...............................           7,293            6,748            3,446
                                                                  ------------     ------------     ------------
Loss from operations ........................................          (1,387)          (2,672)            (764)
                                                                  ------------     ------------     ------------

Interest expense ............................................          (1,233)          (1,228)            (298)
Interest income and other ...................................               6               11               --
Net gain on settlement of debt and other obligations ........             349               --               --
Loss on foreign currency translation ........................             (28)              --               --
                                                                  ------------     ------------     ------------
                                                                         (906)          (1,217)            (298)
                                                                  ------------     ------------     ------------

Loss from continuing operations before income taxes .........          (2,293)          (3,889)          (1,062)
Income tax expense ..........................................              --               --               --
                                                                  ------------     ------------     ------------

Loss from continuing operations .............................          (2,293)          (3,889)          (1,062)
Income from discontinued operations .........................             275              133            6,867
                                                                  ------------     ------------     ------------

Net income (loss) ...........................................          (2,018)          (3,756)           5,805
Preferred stock dividends ...................................             (75)              --               --
Imputed preferred stock dividends ...........................            (247)              --               --
                                                                  ------------     ------------     ------------

Income (loss) available to common shareholders ..............     $    (2,340)     $    (3,756)     $     5,805
                                                                  ============     ============     ============

 Earnings (loss) per common share, basic and diluted
   From continuing operations ...............................     $     (0.16)     $     (0.25)     $     (0.09)
   From discontinued operations .............................            0.02             0.01             0.58
                                                                  ------------     ------------     ------------
   Net earnings (loss) per common share .....................     $     (0.14)     $     (0.24)     $      0.49
                                                                  ============     ============     ============

 Number of shares used in calculation of earnings (loss)
  per share basic and diluted: ..............................          16,743           15,710           11,930
                                                                  ============     ============     ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                 PLEASE REFER TO THE REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

                                                       43

                                             ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                           (IN THOUSANDS)

                                             CONVERTIBLE                                                                    TOTAL
                                           PREFERRED STOCK         COMMON STOCK      ADDITIONAL                             SHARE
                                         --------------------  ---------------------   PAID-IN   ACCUMULATED  TREASURY     HOLDERS'
                                           SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT      STOCK      EQUITY
                                         ---------  ---------  ---------   ---------  ---------   ---------   ---------   ---------
Balances, April 1, 2001 ..............         --   $     --     11,722    $     12   $ 25,809    $(31,349)   $ (1,126)   $ (6,654)

Issuances of common stock ............         --         --      3,559           3      3,219          --          --       3,222
Issuance of warrants .................         --         --         --          --         44          --          --          44
Issuance of warrants in
  connection with
  convertible redeemable
  subordinated notes .................         --         --         --          --      1,132          --          --       1,132
Beneficial conversion
  feature associated with
  convertible redeemable
  subordinated notes .................         --         --         --          --      1,132          --          --       1,132
Shares repurchased ...................         --         --         --          --         --          --         (15)        (15)
Net income ...........................         --         --         --          --         --       5,805          --       5,805
                                         ---------  ---------  ---------   ---------  ---------   ---------   ---------   ---------
Balances, March 31, 2002 .............         --         --     15,281          15     31,336     (25,544)     (1,141)      4,666

Options exercise .....................         --         --         24          --         20          --          --          20
Issuance of common stock
  in connection with
  Quisic acquisition .................         --         --      2,000           2      1,838          --          --       1,840
Escrow shares returned in
  connection with the
  ThoughtWare acquisition ............         --         --       (365)         --       (507)         --          --        (507)
Vesting of restricted
   stock grant .......................         --         --         --          --         51          --          --          51
Restoration of shares
  previously reflected
  as cancelled .......................         --         --         65          --        110          --        (110)         --
Other ................................         --         --         13          --          6          --          --           6
Net loss .............................         --         --         --          --         --      (3,756)         --      (3,756)
                                         ---------  ---------  ---------   ---------  ---------   ---------   ---------   ---------
Balances, March 31, 2003............           --         --     17,018         17      32,854     (29,300)     (1,251)      2,320

Issuances of common stock ............         --         --         25          --         14          --          --          14
Repricing of warrants ................         --         --         --          --         12          --          --          12
Vesting of restricted
  stock grant ........................         --         --         --          --         40          --          --          40
Issuance of convertible
  preferred stock in
  private placement (net
  of expenses of $212) ...............        150         --         --          --      1,288          --          --       1,288
Convertible subordinated
  notes converted to
  common stock .......................         --         --      1,572           2      1,099          --          --       1,101
Convertible redeemable
   subordinated notes
   converted to common
   stock .............................         --         --        150          --        150          --          --         150
Beneficial conversion
   feature associated with
   convertible redeemable
   notes .............................         --         --         --          --        214          --          --         214
Debt and accrued liability
  converted to common stock ..........         --         --        492          --        456          --          --         456
Preferred stock dividends ............         --         --         --          --         --         (75)         --         (75)
Warrant grant ........................         --         --         --          --         21          --          --          21
Affiliate Practice
   terminations ......................         --         --         --          --         --          --        (157)       (157)
Imputed preferred stock
   dividends .........................         --         --         --          --        247        (247)         --          --
Net loss .............................         --         --         --          --         --      (2,018)         --      (2,018)
                                         ---------  ---------  ---------   ---------  ---------   ---------   ---------   ---------
Balances, March 31, 2004 .............        150   $     --     19,257    $     19   $ 36,395    $(31,640)   $ (1,408)   $  3,366
                                         =========  =========  =========   =========  =========   =========   =========   =========

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                           PLEASE REFER TO THE REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

                                                                 44

                                  ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                    FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                                       ENDED          ENDED          ENDED
                                                                      MARCH 31,      MARCH 31,      MARCH 31,
                                                                        2004           2003           2002
                                                                    ------------   ------------   ------------
Cash flows from continuing operating activities:
Loss from continuing operations .................................   $    (2,293)   $    (3,889)   $    (1,062)
Adjustments to reconcile loss from continuing operations to
 cash provided by (used in) continuing operating activities:
   Provision for (recovery of) bad debts ........................          (148)           148             24
   Depreciation and amortization ................................           462            250             99
   Warrant expense ..............................................            33             --             --
   Stock compensation expense ...................................            40             51             44
   Net gain on settlement of debt and other obligations .........          (349)            --             --
   Accretion of debt discount to interest expense ...............           292            226             --
   Stock issued for contingent compensation .....................           300             --             --
Changes in operating assets and liabilities, net of
 business acquisitions:
   Accounts receivable ..........................................          (352)          (177)          (361)
   Prepaid expenses and other current assets ....................           (76)            55            (87)
   Other assets .................................................             5            (45)           (11)
   Accounts payable and accrued liabilities .....................           753            922            948
   Deferred revenue .............................................           267            357            461
                                                                    ------------   ------------   ------------
      Net cash provided by (used in) operating activities .......        (1,066)        (2,102)            55
                                                                    ------------   ------------   ------------

Cash flows from investing activities:
   Capital expenditures .........................................           (66)           (64)           (40)
   Acquisitions, net of cash acquired ...........................          (367)            35           (118)
   Deferred acquisitions costs ..................................            44             --             --
   Repayment (issuance) of notes receivable .....................            25            (97)            --
                                                                    ------------   ------------   ------------
      Net cash used in investing activities .....................          (364)          (126)          (158)
                                                                    ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock ....................         1,500             --             --
   Preferred stock dividends ....................................           (75)            --             --
   Proceeds from issuance of long term debt .....................           500             --          5,775
   Stock issuance expense .......................................            14             --             --
   Proceeds from exercise of stock options ......................            --             20             --
   Repayment of long-term debt ..................................          (559)          (393)        (5,415)
   Repayment of capital lease liabilities .......................          (242)          (117)           (65)
   Financing costs incurred .....................................          (212)            --           (832)
                                                                    ------------   ------------   ------------
      Net cash provided by (used in) financing activities .......           926           (490)          (537)
                                                                    ------------   ------------   ------------

Cash flows from continuing operations ...........................          (504)        (2,718)          (640)
Cash flows from discontinued operations .........................           387          1,629          1,087
                                                                    ------------   ------------   ------------

      Net change in cash and cash equivalents ...................          (117)        (1,089)           447

Cash and cash equivalents, beginning of period ..................           409          1,498          1,051
                                                                    ------------   ------------   ------------

Cash and cash equivalents, end of period ........................   $       292    $       409    $     1,498
                                                                    ============   ============   ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                PLEASE REFER TO THE REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS.

                                                      45

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND NATURE OF OPERATIONS

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. ("iLinc" or the "Company") is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company's software has become well recognized for providing industry-leading software with one of the most robust set of features and functionality. With over 15 years of combined e-Learning expertise, iLinc provides proven solutions to corporate, government, and education clients alike. As a comprehensive provider of e-Learning software and services, iLinc's products and services are offered either as an integrated suite or sold separately.

       The Company began operations in March of 1998. Its formation included the simultaneous rollup of fifty private businesses and an initial public offering. The Company's initial goals included providing training enhancement services over the Internet using a browser based system. In 2002, the Company shifted and refined its focus away from its legacy business, settling on its current focus on Web conferencing and audio conferencing and in doing so ultimately changed its name to iLinc Communications, Inc. in February 2004.

2.       BASIS OF PRESENTATION

         The Company's consolidated financial statements have been prepared on a basis which assumes that it will continue as a going concern and which contemplates the realization of its assets and the satisfaction of its liabilities and commitments in the normal course of business. The Company has a significant working capital deficiency, and has historically suffered substantial recurring losses and negative cash flows from operations. These matters, among others, including those discussed above and the limited operating history as Web conferencing and e-Learning company, raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plan with regard to these matters include continued development, marketing and licensing of its Web conferencing, audio conferencing and e-Learning products and services through both internal growth and acquisition. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to provide adequate cash flows to sustain operations. The consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

         During the year ended March 31, 2004, the Company discontinued its dental practice management services segment. Accordingly, the Company has reflected these operations as discontinued and has restated the prior year consolidated financial statements to conform to such presentation. Discontinued operations is discussed further in Note 3.

3.       DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. In accordance with SFAS 144 "ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS", the Company has restated its historical results to reflect its dental practice management service business segment as a discontinued operation.

         A summary of the results from discontinued operations for the years ended March 31, 2004, 2003 and 2002 are as follows:

                                                                     FOR THE YEAR ENDED MARCH 31,
                                                                2004             2003             2002
                                                            ------------     ------------     ------------
                                                                            (IN THOUSANDS)
         Net revenue ..................................     $       128      $     3,129      $     6,582
         Operating expenses ...........................             (87)           3,934            4,682
                                                            ------------     ------------     ------------
         Income (loss) from operations ................             215             (805)           1,900
         Interest expense .............................             (86)            (173)            (842)
         Interest income ..............................              29              197              247
         Gain on termination of service agreements
           with Affiliated Practices ..................              63              914            1,297
         Gain on debt forgiveness .....................              54               --            4,265
         Tax expense ..................................              --               --               --
                                                            ------------     ------------     ------------
         Net income from discontinued operations ......     $       275      $       133      $     6,867
                                                            ============     ============     ============

       Interest expense of $86,000, $173,000 and $842,000 for fiscal years 2004, 2003 and 2002 were allocated to the discontinued dental practice management services business segment since it relates to specific debts that were incurred in order to provide the dental practice management services.

       A summary of the assets of our discontinued operations are as follows:

                                                                AS OF MARCH 31,
                                                              2004         2003
                                                            --------    --------
                                                               (IN THOUSANDS)
         Accounts receivable, net ......................    $    --     $    78
         Prepaids and other current assets .............         --           1
         Notes receivable, net .........................        301         521
         Property and equipment, net of accumulated ....         --          20
                                                            --------    --------
                                                            $   301     $   620
                                                            ========    ========

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

         Our revenues are generally classified into two main categories - license revenue and service and maintenance revenue. License revenue is generated from the sale of our iLinc suite of Web conferencing software on a purchase-model (perpetual license basis) and from the sale of our off-the-shelf courseware, primarily the online Bridge (Mini-MBA) program. The service revenue aspect of our Service and Maintenance revenue is primarily generated from the sale of our iLinc Web conferencing software on a periodic license basis (i.e., ASP or per minute), as well as, all service contracts that might include hosting, and training services. Service and Maintenance revenue also includes all revenue arising from maintenance and upgrade contracts that are sold with our iLinc Web conferencing software purchases. Included in our Service and Maintenance revenue are the revenues associated with our custom content development services.

Sales of Software Licenses

         We earn our revenues from the sale of software licenses and service and maintenance agreements related to those software license sales. We offer our software and services in one of two forms, the first being a purchase model that permits the purchase of a perpetual license, and the second being an ASP or per minute model that permits the purchase of a periodic term license. The iLinc suite of Web conferencing products is sold utilizing both the purchase model and the ASP model with separate revenue recognition policies applicable to each model. With each sale of our products and services, we execute contracts that govern the terms and conditions of each software license sale, hosting agreement, maintenance and support agreement and other services arrangements.

         In connection with the Company's sales of software licenses, the Company adopted Statement of Position ("SOP") 97-2 as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software licenses if all of the following conditions are met: First, there is persuasive evidence of an arrangement with the customer; Second, the product has been delivered to the customer; Third, the amount of the fees to be paid by the customer is fixed or determinable; and, Fourth, collection of the fee is probable.

         Each of these factors, particularly the determination of whether a fee is fixed and determinable and the collectability of the resulting receivable, requires the application of the judgment and the estimates of management. Therefore, significant management judgment is utilized and estimates must be made in connection with the revenue we recognize in any accounting period. We analyze various factors, including a review of the nature of the license or product sold, the terms of specific transaction, the vendor specific objective evidence of the elements required by SOP 97-2, any contingencies that may be present, our historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions. Changes in our judgment based upon these factors and others could impact the timing and amount of revenue that we recognize, and ultimately the results of operations and our financial condition. Therefore, the recognition of revenue is a key component of our results of operations.

         At the time of the sale of our perpetual software license, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction before recording immediate revenue recognition, assuming all other elements of revenue recognition are present. Billings to our customers are generally due within 30 to 90 days, with payment terms up to 120 days available to certain credit worthy customers. We believe that we will have sufficient history of collecting all amounts within these normal payment terms and to conclude that the fee is fixed or determinable at the time of the perpetual license sale.

         Under certain circumstances, we have offered payment terms greater than 120 days and up to as much as twelve months to certain customers, for sales involving our Web conferencing perpetual license products where license revenue would normally be recognized upon delivery of the product. However, we currently do not believe that we have sufficient history of selling the iLinc Suite of products under perpetual license arrangements with extended payment terms exceeding 120 days, and therefore will record revenue when the payments from the customer are due, rather than immediately upon delivery of the product and collection is probable, assuming all other elements of revenue recognition are present.

         Beginning in fiscal 2004, we began offering payment terms of 180 days and anticipate continuing using those 180-day payment terms related to sales of our perpetual license products. While we do not at this time believe that we have sufficient history of selling perpetual licenses with 180-day payment terms to determine that such fees are fixed and determinable, we do expect to consider those 180-day payment terms to be normal payment terms for certain well capitalized customers when we have such a history, and accordingly, at that time will include those sales in revenue when the perpetual license sale occurs (again assuming all other aspects of revenue recognition are present). We consider all arrangements with payment terms longer than 180 days not to be fixed or determinable and for arrangements involving the extended payment terms exceeding 180 days, revenue recognition occurs when payments are due and collection is probable, assuming all other elements of revenue recognition are present.

         In addition, in assessing whether collection is probable or not for a given transaction, and therefore whether we should recognize the revenue, we make estimates regarding the creditworthiness of the customer. Initial creditworthiness is assessed through internal credit check processes, such as credit applications or third party reporting agencies. Creditworthiness for transactions to existing customers primarily relies upon a review of their prior payment history. We do not request collateral or other security from our customers, but access to the software may be prohibited if a customer fails to make the payments required. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment or other change in circumstance.

Sales of Concurrent Licenses (ASP) and Per Minute Basis

         Historically, a majority of our license revenue has been generated under the purchase model with revenue recognized based on a one-time sale of a perpetual license. In addition to that purchase model, we also offer a more flexible monthly, fixed-fee subscription pricing model (ASP Model) and a per-minute usage based model. Under our subscription or ASP model, a customer may subscribe to a certain number of concurrent connections or seats for a fixed period, often a year. Under this ASP method, we recognize the revenue associated with these monthly, fixed-fee subscription arrangements each month on a straight line basis over the term of the agreement. Other customers choose to avoid annual commitments and instead use our Web conferencing and audio conferencing products and services based upon a per minute or usage-based pricing model. Per minute customers may also include those customers on an ASP model that incur overage fees for usage in excess of the permitted number of seats or minutes in excess of the minimum commitment. The per minute fees that include overage fees are charged at the end of each month and recorded as revenue at the end of each month as the services are provided. Customers with contractually established minimum per minute fees are assessed the greater of the established minimum or the actual usage at the end of each month. Customers wishing to avoid monthly commitments may use the e-commerce portion of our web site that permits the use our Web conferencing services on a pay-per-use basis, with no monthly minimum, purchasing the services and paying for those services online by credit card.

Sales of Maintenance, Hosting and other Related Services

         The Company offers with each sale of its software products a software maintenance, upgrade and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold in a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12 month terms with maintenance contracts available up to 36 months.

         Revenues from consulting, training and education services are recognized either as the services are performed, ratably over a subscription period, or upon completing a project milestone if defined in the agreement. These consulting, training and education services, are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills, and are often performed by the customer or our VAR's customers without access to those services.

         Implementation, consulting, training, translation, and other event type services may also be sold in conjunction with the sale of our software products. Those services are generally recognized as the services are performed or if earlier when all other revenue recognition criteria have been met. Although the Company may provide implementation, training and consulting services on a time and materials basis, a significant portion of these services have been provided on a fixed-fee basis.

         Should the sale of our software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements and recognize the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers. Thus, these types of arrangements require us to make judgments about the fair value of undelivered arrangements.

Sales of Custom Content Development Services

         A component of our service and maintenance revenue is derived from custom content development services. The sale of custom content development services often involves the execution of a master service agreement and corresponding work orders describing the deliverable due, the costs involved, the project milestones and the payments required. For contracts and revenues related exclusively to custom content development services, the Company recognizes revenue and profit as work progresses on custom content service contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenue and costs as each job progresses throughout the relevant contract period. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a custom content service contract can be made. Recognized revenues and profit are subject to revisions as the custom content service contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Should this arise, the provision for any estimated losses on uncompleted custom content service contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2004 for any custom content development services. For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer.

Sales by VAR's and Agents

         The Company has engaged organizations within the United States of America and in twelve other countries that market and sell its products and services through their sales distribution channels that are value added resellers (VAR's). The VAR's primarily sell, on a non-exclusive basis, our iLinc suite of Web conferencing products and predominately sell purchase-model perpetual licenses for installation and hosting by the VAR's customer. The Company's VAR contracts have terms of one to two years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. Each VAR purchases the product from the Company and resells the product to its customers. Under those VAR agreements, the Company records only the amount paid by the VAR as revenue and recognizes revenue when all revenue recognition criteria have been met. The Company also engages organizations that act as mere agents or distributors of its products ("Agents"), without title passing to the Agent and with the Agent only receiving a commission on the consummation of the sale to our customer. The Company records revenue on sales by Agents on a gross basis before commissions due to the Agent and only when all revenue recognition criteria are met as would be with a sale by the Company directly to a customer not involving an agent.

Sales Reserves

         The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded, if at all, as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported. As of March 31, 2004, we did not believe that an accrual for sales reserves was appropriate, but continue to assess the adequacy of the sales reserve account balance on a quarterly basis.

Allowance for Doubtful Accounts

         We record an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance estimate is based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses.

         The allowance for doubtful accounts for iLinc Web collaboration product sales is $24,000 and $172,000, respectively, as of March 31, 2004 and 2003 and is based on our historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

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

         Had the Company adopted SFAS No. 142 on April 1, 2001, net income would have increased by $91,000 for the year ended March 31, 2002 due to the non-amortization of goodwill. The adoption of this statement would have decreased the basic and diluted loss per share from continuing operations to $0.08 from $0.09 for the year ended March 31, 2002.

         The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with the acquisitions (see Note 9). Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. As of March 31, 2004, the Company, based on a third party full scope valuation, has identified no such impairment.

         Debt issuance costs, which are included in other intangible assets, are amortized using the effective interest rate method over the ten-year term of the related debt obligations. At March 31, 2004 and 2003, debt issuance costs, net of accumulated amortization, were $726,000 and $771,000, respectively. Amortization of debt issuance costs have been reflected in interest expense in the accompanying consolidated statements of operations and total $104,000, $138,000, and $99,000 for the years ended March 31, 2004, 2003, and 2002, respectively. These intangibles are amortized over their expected lives of 120 months.

         Other intangibles primarily consist of the Quisic and LearnLinc purchase consideration (see Note 9), which was allocated to purchased software and customer relationship intangibles (see Note 7). Such other intangibles are amortized over their expected benefit period of twenty-four to thirty-six months.

LONG-LIVED ASSETS

         The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company recorded an impairment charge totaling $390,000 for the year ended March 31, 2003, which is included in net income from discontinued operations for fiscal 2003. No such impairment charges were recorded for the years ended March 31, 2004 and 2002.

CUSTOMER CONCENTRATIONS

         Accounts receivable represent license agreements entered into and services rendered by the Company with its customers. The Company performs periodic credit reports before recognizing sales to certain customers, but does not receive collateral related to the receivables.

         Revenues included one customer with transactions approximating 15% and 21% of net revenues for the years ended March 31, 2004 and 2003, respectively. Revenues from international customers for the years ended March 31, 2004 and 2003 approximated $975,000 and $107,000, respectively.

         Accounts receivable balances for one customer approximated 24% as a percentage of the total balance outstanding at March 31, 2004 and for two customers approximated 13% each as a percentage of the total balance outstanding at March 31, 2003.

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

         The Company has recorded a full valuation allowance to reduce the carrying value of its net deferred tax assets because it has concluded that it is more likely than not that it will not be realized due to continuing operating losses. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such a determination was made.

STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT TO SFAS NO. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 123 and accordingly the implementation of SFAS No. 148 did not have a material effect on the Company's consolidated financial position or results of operations.

         The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2004, 2003 and 2002:

                                                      2004                2003                2002
                                                      ----                ----                ----
     Risk free interest rate                       3.73-4.40%          3.07-4.32%            3.87%
     Dividend yield                                    0%                  0%                  0%
     Volatility factors of the expected
        market price of the Company's
        common stock                                 70-139%              41%                 75%
     Weighted-average expected life of
        Options                                     5-9 years          5-9 years           5-9 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                        2004               2003              2002
                                                    -------------     -------------     -------------
         Net Income (loss) available to common
           shareholders, as reported ..........     $     (2,340)     $     (3,756)     $      5,805
         Plus: Stock-based employee
             compensation expense
             included in reported net
             income (loss) ....................               --                --                --
         Less: Total stock-based
             employee compensation
             expense determined using fair
             value based method ...............             (168)             (270)             (286)
                                                    -------------     -------------     -------------
         Pro forma net income (loss) ..........     $     (2,508)     $     (4,026)     $      5,519
                                                    =============     =============     =============

         Earnings (loss) per share
         Basic and Diluted - as reported ......     $      (0.14)     $      (0.24)     $       0.49
                                                    =============     =============     =============
         Basic and Diluted - pro forma ........     $      (0.15)     $      (0.26)     $       0.46
                                                    =============     =============     =============

EARNINGS PER SHARE

         Earnings per share are computed based upon the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. Outstanding options and warrants to purchase 9,930,519, 8,498,617, and 1,945,602 shares of Common Stock at exercise prices above the market value of Common Stock were excluded from the calculation of earnings per share for the years ended March 31, 2004, 2003 and 2002, respectively, because their effect would have been antidilutive. Furthermore, a restricted stock grant of 450,000 shares (see Note 15) and 11,339,286 (2004) and 5,900,777 (2003) shares into which preferred stock (Note 11) and debt (Note 10) are convertible have been excluded from the 2004 and 2003 earnings per share calculation because their effect would have been antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings and notes receivables (presented in assets both from continuing and discontinued operations) as of March 31, 2004 and 2003, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

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

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer's or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2004.

         The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 did not have a material impact on the Company's consolidated financial position or results of operations.

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

         In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES," which updates accounting and reporting standards for personnel and operational restructurings. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

         In April 2003, SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In May 2003, SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The adoption of SAB 104 did not have a material impact the Company's consolidated financial position or results of operations.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after December 15, 2003 and no later than the end of the first reporting period that ends after March 15, 2004 to entities considered to be special purpose entities.. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial position or results of operations.

RECLASSIFICATIONS

         Certain prior year balances in the consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation.

5.       NOTE RECEIVABLE

         Note receivable consisted of the following:

                                                                MARCH 31,
                                                         -----------------------
                                                            2004          2003
                                                         ---------     ---------
                                                             (IN THOUSANDS)
         Note receivable ...........................     $     50      $     75
         Less: allowance for doubtful accounts .....           --            --
                                                         ---------     ---------
                                                               50            75
         Less: note receivable, current ............          (25)          (25)
                                                         ---------     ---------
                                                         $     25      $     50
                                                         =========     =========

         The remaining note receivable bears interest at 6%, with interest payments due monthly and principal payments due in two equal installments on August 1, 2004 and 2005.

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consisted of the following:

                                                               MARCH 31,
                                                       -------------------------
                                                          2004            2003
                                                       ----------     ----------
                                                            (IN THOUSANDS)
         Furniture and fixtures ...................    $     253      $     233
         Equipment ................................          303            373
         Computer equipment .......................          691            644
         Leasehold improvements ...................           24             24
                                                       ----------     ----------
            Total property and equipment ..........        1,271          1,274
         Less: accumulated depreciation ...........         (961)          (809)
                                                       ----------     ----------
            Property and equipment, net ...........    $     310      $     465
                                                       ==========     ==========

         Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $221,000, $100,000 and $99,000, respectively.


7.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:

                                                               MARCH 31,
                                                       -------------------------
                                                          2004            2003
                                                       ----------     ----------
                                                            (IN THOUSANDS)
         Goodwill..................................    $   9,190      $   8,823
                                                       ==========     ==========

         The changes in the carrying amount of the goodwill for the years ended March 31, 2004 and 2003 (IN THOUSANDS):

         Balance, March 31, 2002 ..................    $  7,479

            Quisic acquisition ....................       1,695
            Mentergy acquisition ..................         348
            Mentergy acquisition adjustment .......         (20)
            Learning-Edge acquisition adjustment ..          (7)
            ThoughtWare acquisition adjustment ....         (27)
            ThoughtWare escrow shares acquisition
              adjustment ..........................        (507)
            Dexpo transfer to intangibles .........        (138)
                                                       ---------
         Balance, March 31, 2003 ..................       8,823

            Mentergy acquisition, royalty accrual .         367
                                                       ---------
         Balance, March 31, 2004 ..................    $  9,190
                                                       =========

                                                                  MARCH 31, 2004
                                                 -------------------------------------------------
                                                 GROSS CARRYING    ACCUMULATED
                                                     AMOUNT        AMORTIZATION           NET
                                                 -------------     -------------     -------------
                                                                  (IN THOUSANDS)
         AMORTIZED INTANGIBLE ASSETS:
            Deferred offering costs ........     $        887      $       (161)     $        726
            Purchased software .............              675              (343)              332
            Customer relationship ..........               32               (29)                3
                                                 -------------     -------------     -------------
                                                 $      1,594      $       (533)     $      1,061
                                                 =============     =============     =============


                                                                  MARCH 31, 2003
                                                 -------------------------------------------------
                                                 GROSS CARRYING    ACCUMULATED
                                                     AMOUNT        AMORTIZATION           NET
                                                 -------------     -------------     -------------
                                                                  (IN THOUSANDS)
         AMORTIZED INTANGIBLE ASSETS:
            Deferred offering costs ........     $      1,020      $       (249)     $        771
            Purchased software .............              675              (118)              557
            Customer relationship ..........               32               (14)               18
                                                 -------------     -------------     -------------
                                                 $      1,727      $       (381)     $      1,346
                                                 =============     =============     =============


         AGGREGATE AMORTIZATION EXPENSE FOR INTANGIBLES (IN THOUSANDS):

                                                             For the year ended March 31, 2004       $241
                                                             For the year ended March 31, 2003       $150
                                                             For the year ended March 31, 2002         --


         ESTIMATED AMORTIZATION EXPENSE (IN THOUSANDS):
                                                               Fiscal Year
                                                               -----------
                                                                   2005                     $165
                                                                   2006                      113
                                                                   2007                      100
                                                                   2008                       83
                                                                   2009                       83

8.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following:

                                                                            MARCH 31,
                                                                     ----------------------
                                                                        2004         2003
                                                                     ---------    ---------
                                                                         (IN THOUSANDS)
         Accounts payable trade ................................     $  1,000     $    681
         Accrued state sales tax ...............................           40          384
         Accrued interest ......................................          204          310
         Amount payable to Quisic shareholders .................           50          150
         Amounts related to acquisitions .......................           33           73
         Amounts payable to third party providers ..............          327           --
         Amounts payable to Interactive Alchemy ................          149           --
         Accrued salaries and related benefits .................          190          160
         Deferred rent liability ...............................           80           89
         Lease termination liability ...........................          171          101
         Other .................................................           57           92
                                                                     ---------    ---------
            Total accounts payable and accrued liabilities .....     $  2,301     $  2,040
                                                                     =========    =========

9.       BUSINESS COMBINATIONS

LEARNING-EDGE, INC.

         On October 1, 2001, the Company acquired all of the outstanding capital stock of Learning-Edge, Inc.; an Arizona based private e-learning company. The Company issued 1,950,000 common shares and $1.1 million of debt under the terms of the acquisition agreement (see further discussion at Note 10). The Company also assumed approximately $2.9 million of Learning-Edge debt as part of this acquisition. The operating results of Learning-Edge are included with the Company's as of October 1, 2001.

         The purchase price has been calculated as follows:

                                                                  LEARNING-EDGE
                                                                  --------------
                                                                  (IN THOUSANDS)

         Issuance of iLinc common stock valued at $0.51
            per share .........................................     $    995
         Issuance of iLinc debt ...............................        1,102
         Acquisition costs ....................................          200
                                                                    ---------
            Net purchase price, including acquisition costs ...        2,297

         Assumed liabilities ..................................        2,946
                                                                    ---------
            Total purchase price ..............................     $  5,243
                                                                    =========

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

         The purchase price was originally allocated as follows:

                                                                         PURCHASE PRICE
                                                                           ALLOCATION
                                                                         --------------
                                                                         (IN THOUSANDS)
         Current assets ............................................     $         826
         Property and equipment ....................................               274
         Other long-term assets, including goodwill of $4,133 ......             4,143
         Current liabilities .......................................            (2,867)
         Long-term obligations, excluding current maturities .......            (1,381)
         Common stock, net of treasury shares ......................                (2)
         Capital in excess of par value ............................              (993)
                                                                         --------------
                                                                         $          --
                                                                         ==============

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

         The purchase price has been calculated as follows:

                                                                   THOUGHTWARE
                                                                   -----------
                                                                  (IN THOUSANDS)

         Issuance of iLinc common stock valued at $1.39
            per share .........................................    $    2,155
         Acquisition costs ....................................           200
                                                                   -----------
            Net purchase price, including acquisition costs ...         2,355


         Assumed liabilities ..................................         1,464
                                                                   -----------
            Total purchase price ..............................    $    3,819
                                                                   ===========

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

         The purchase price was originally allocated as follows:

                                                                  PURCHASE PRICE
                                                                    ALLOCATION
                                                                  --------------
                                                                  (IN THOUSANDS)

         Current assets ........................................   $      448
         Property and equipment ................................          163
         Goodwill ..............................................        3,208
         Current liabilities ...................................       (1,543)
         Long-term obligations, excluding current maturities ...         (121)
         Common stock, net of treasury shares ..................           (2)
         Capital in excess of par value ........................       (2,153)
                                                                   -----------
                                                                   $       --
                                                                   ===========

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

QUISIC CORPORATION

         On June 14, 2002, the Company acquired certain assets of Quisic Corporation ("Quisic"), a California based private Company in exchange for 2,000,000 shares of the Company's common stock and the assumption of $223,000 of liabilities, together with an additional 500,000 shares of the Company common stock that were placed into escrow to secure a revenue performance requirement. That revenue performance target was not achieved and the Company demanded the return of the shares of common stock. The shareholders of Quisic do not dispute the right of the Company to obtain those shares. However, since the claims of the plaintiffs in the Kepner-Tregoe litigation matter assert potential rights to those shares, the shares were instead tendered to the registry of the trial court pending resolution of the party's respective claims (Note 14). Those 500,000 shares are not counted as shares outstanding nor as treasury shares as the performance contingency associated with those shares was not met and accordingly are not reflected in earnings per share. The operating results of Quisic have been included in the consolidated operations of the Company commencing June 17, 2002.

         The purchase agreement requires that the Company pay certain contingent compensation to the seller if during the 5-year period following the closing certain sales to PBS and others occur. Through December 31, 2003, the Company had collected funds subject to this contingent provision, which resulted in required contingent payments totaling $300,000. On December 31, 2003, the seller agreed to convert the entire amount then due instead into 333,333 common shares our common stock at the fair market price of $0.90 per share. During the fourth quarter of fiscal 2004, the Company had invoiced for but not received additional funds subject to this contingent provision, which resulted in accrued contingent payments totaling $50,000 due at March 31, 2004 (Note 8).

         The purchase price has been calculated as follows:

                                                                     QUISIC
                                                                   -----------
                                                                  (IN THOUSANDS)
         Issuance of iLinc common stock
           valued at $0.92 per share ..........................    $    1,840
         Acquisition costs ....................................           100
                                                                   -----------
            Net purchase price, including acquisition costs ...         1,940

         Assumed liabilities ..................................           223
                                                                   -----------
            Total purchase price ..............................    $    2,163
                                                                   ===========

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

         The purchase price of Quisic has been allocated as follows:

                                                                    PURCHASE
                                                                PRICE ALLOCATION
                                                                ----------------
                                                                 (IN THOUSANDS)

         Current assets .....................................    $         186
         Property and equipment .............................               75
         Goodwill ...........................................            1,695
         Identifiable intangible assets .....................              207
         Current liabilities, including deferred revenue ....             (323)
         Common stock .......................................               (3)
         Additional paid-in capital .........................           (1,837)
                                                                 --------------
                                                                 $          --
                                                                 ==============

MENTERGY

         Effective November 4, 2002, the Company acquired certain assets of LearnLinc Corporation, a wholly owned subsidiary of Mentergy, Inc., in exchange for $500,000 and the assumption of $462,000 of liabilities. In addition, the Company has agreed to pay a royalty of 20% for all cash revenues collected from the sale or license of LearnLinc software over a three-year period. The first $600,000 of sales are not subject to the royalty. The maximum amount due under the Royalty Agreement is $5,000,000. From the date of acquisition through March 31, 2004, the Company has collected $2.4 million in cash from the sale or license of iLinc software. The Company accounts for any such amounts to be paid as additional purchase consideration in accordance with EITF No. 95-8 at the time related revenues are recognized. The Company has accrued LearnLinc royalties totaling $367,000 during fiscal year 2004. The operating results of Mentergy have been included in the consolidated operations of the Company commencing November 4, 2002.

         The purchase price has been calculated as follows:

                                                                     MENTERGY
                                                                  -------------
                                                                  (IN THOUSANDS)

         Issuance of debt and payment of cash ................    $        500
         Acquisition costs ...................................              60
                                                                  -------------
            Net purchase price, including acquisition costs ..             560

         Assumed liabilities .................................             462
                                                                  -------------
            Total purchase price .............................    $      1,022
                                                                  =============

         The total purchase price has been allocated to assets acquired and liabilities assumed based upon their estimated fair values in accordance with SFAS No. 141, "Business Combinations". The excess purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed has been assigned to goodwill.

         The purchase price of Mentergy has been allocated as follows:

                                                                    PURCHASE
                                                                PRICE ALLOCATION
                                                                ----------------
                                                                 (IN THOUSANDS)

         Current assets .....................................    $         124
         Property and equipment .............................               50
         Goodwill ...........................................              348
         Identifiable intangible assets .....................              500
         Note Payable .......................................             (500)
         Current liabilities, including deferred revenue ....             (522)
                                                                 --------------
                                                                 $          --
                                                                 ==============

10.      LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                      MARCH 31,
                                                            -----------------------------
                                                                2004             2003
                                                            ------------     ------------
                                                                   (IN THOUSANDS)
         Convertible redeemable subordinated notes ....     $     5,625      $     5,775
         Convertible redeemable subordinated notes ....             500               --
         Convertible subordinated notes, Series A .....              --              849
         Subordinated promissory notes ................             913            1,072
         Shareholders' notes payable ..................             287              430
         Notes payable ................................              40              503
                                                            ------------     ------------
                                                                  7,365            8,629

         Less: Current portion of long-term debt ......            (961)            (728)
               Discount ...............................            (882)          (1,019)
               Beneficial conversion feature ..........          (1,078)          (1,019)
                                                            ------------     ------------
         Long-term debt, net of current portion .......     $     4,444      $     5,863
                                                            ============     ============

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that was used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that have a term of 24 months (subject to adjustment in certain events), and the notes are subordinated to any present or future senior indebtedness. The notes bear interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months (subject to a retroactive adjustment to 15% if the underlying shares into which the notes are convertible have not been registered by July 31, 2004) and require quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes may convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share (subject to adjustments for dilution, as defined). At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which is being amortized as interest expense over the 2-year life of the debt. The holders of the notes retain certain demand and piggy-back registration rights. Subsequent to March 31, 2004, holders with a principal balance totaling $500,000 converted their notes into 714,285 common shares of the Company. The underlying common stock issued upon conversion of the notes have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In connection with the acquisition of certain assets from Mentergy, Inc. (and its wholly owned subsidiary LearnLinc Corporation), the Company issued among other consideration a secured promissory note with a principal balance of $250,000 that was due on December 13, 2003 (the "Mentergy Note"). By agreement with Mentergy and its assignees, the Company paid $50,000 in principal amount on the note during December of 2003. The remaining balance of $200,000 was paid in full in February 2004, and Mentergy has released any security interests they had in the Company's assets.

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Note may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. The placement agent received a commission of $577,500 plus $173,250 as a non-accountable expense reimbursement and received a warrant to purchase units on the same basis as other investors representing ten percent of the gross proceeds at a price of 110% of that paid by investors. As a part of the Convertible Note Offering, the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. The Company may force redemption of the warrants if at any time the

20 trading day average closing price of the Company's common stock exceeds $5.50 per share, and the warrants expire on March 29, 2005. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the ten (10) year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten (10) year term of the Convertible Notes. Upon conversion, any remaining discount associated with the beneficial conversion feature will be expensed in full. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company. The underlying common stock that would be issued upon conversion of these notes and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement (the "Learning-Edge Notes"). The Learning-Edge Notes bear interest at rates ranging from at 7.5% to 9.0% and are due in two equal installments on April 1, 2005 and on October 1, 2005, respectively. The terms of the Learning-Edge Notes provided that if the Company raises additional capital equal to or in excess of $3 million, 25% of the principal of the Learning-Edge Notes is to be repaid. For each $500,000 raised above $3 million, the repayment percentage increases by 15%. If more than $5 million is raised, 100% of the principal of the Learning-Edge Notes is to be repaid. The holders of the Learning-Edge Notes waived these accelerated payment provisions in relation to the Convertible Note Offering. As a result of the capital raise in April of 2004 of $4.25 million, all of the outstanding balance of these notes have been fully extinguished subsequent to March 31, 2004 with cash payments of $333,000 and conversions of $583,000 of notes into 550,633 shares of the Company's common stock.

         The Company had issued in 1998 as a part of the consideration due to Affiliated Practices certain subordinated promissory notes (the "Series A Notes"). On September 19, 2003, all of the outstanding principal balance of the Series A Notes, in the sum of $849,000, were converted into 1,572,222 shares of the Company's common stock. A conversion price of $0.54 per share was used as the fair price per share which was the preceding twenty trading day average closing price of the Company's common stock. As a result of that conversion, the Company recorded a $252,000 charge associated with the conversion of the Series A Notes due to a difference in the closing price of the Company's common stock on the day of conversion and the twenty trading day average closing price. Holders of the Series A Notes included James M. Powers, Jr. who had received a $76,000 Series A Note as a part of the consideration paid to him from his own Affiliated Practice transaction in 1998.

         In connection with the Company's IPO in March of 1998, the Company issued $468,000 of notes (the "IPO Notes") to certain shareholders who had provided capital prior to the IPO. Originally, interest accrued at the rate of 6% with the entire amount due on March 30, 2003. Many of the IPO Note holders agreed to have the accrued interest added to the principal balance and extended the maturity date to April 1, 2005 in exchange for quarterly payments of interest and an increase in the interest rate to 10%. Several of the holders agreed to accept a discounted sum in full payment of their IPO Note. The new principal balance on these renewed and extended IPO Notes is $278,000 as of March 31, 2004.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to March 31, 2004 were as follows (IN THOUSANDS):


         2005 ......................................           $    961
         2006 ......................................                779
         2007 ......................................                 --
         2008 ......................................                 --
         2009 ......................................                 --
         Thereafter ................................              5,625
                                                               ---------
                                                               $  7,365
                                                               =========

11.      CAPITALIZATION

PREFERRED STOCK

         The Company has the authority to issue ten million shares of preferred stock, par value $.001 per share. On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events, with a floor of $0.30), and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000.

         The Company used the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities. The cash proceeds of the private placement of convertible preferred stock was allocated pro-rata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. Subsequent to March 31, 2004, holders of 22,500 shares converted to 450,000 shares of common stock.

COMMON STOCK

         As of March 31, 2004, the Company is authorized to issue 100 million shares of common stock.

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

                                   PERFORMANCE CRITERIA                              SHARES VESTED
           ---------------------------------------------------------------------    ---------------
           Share price trades for $4.50 per share for 20 consecutive days           150,000 shares
           Share price trades for $8.50 per share for 20 consecutive days           150,000 shares
           Share price trades for $12.50 per share for 20 consecutive days          150,000 shares

         In connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. The Company recognized a $179,000 charge to income at the date of grant.

WARRANTS

         On November 19, 2003, the Company issued a warrant to purchase 250,000 shares of common stock to an advisor of the Company in exchange for certain advisory and consulting services pursuant to a written advisory agreement that will be provided to the Company over a three-year contractual period. The warrants are exercisable for shares of the Company's common stock at a price of $0.40. The warrant contained a provision that prohibited the delivery of shares even if exercised until after February 5, 2004. The warrants are currently treated as a variable plan grant; accordingly, the warrant will be revalued at each quarter end and the portion related to the cumulative expired services period less prior charges recorded will be recorded as a charge to expense during the period. The warrants were valued using the Black-Scholes model to calculate a fair value of $0.73 per share at March 31, 2004. A portion of the fair value totaling $20,000 was recognized for fiscal 2004.

         The Company issued warrants to purchase 887,752 shares of the Company's common stock to Bank One, the Company's prior lender, and the Company's legal counsel exercisable at prices ranging from $0.42 to $1.50 per share. The Company valued and expensed these warrants at $44,000 in fiscal 2002.

         The Company has issued other warrants in conjunction with various debt and equity offerings. Please refer to the summary at Note 13.

12.      INCOME TAXES

         Significant components of the provision for income taxes were as follows (IN THOUSANDS):

                                              YEAR ENDED     YEAR ENDED     YEAR ENDED
                                               MARCH 31,      MARCH 31,      MARCH 31,
                                                 2004           2003           2002
                                              -----------    -----------    ------------
         Current tax expense:
            Federal .....................     $       --     $       --     $     2,023
            State .......................             --             --             384
                                              -----------    -----------    ------------
              Total current .............             --             --           2,407
                                              -----------    -----------    ------------
         Deferred tax expense:
            Federal .....................             --             --          (2,023)
            State .......................             --             --            (384)
                                              -----------    -----------    ------------
              Total deferred ............             --             --          (2,407)
                                              -----------    -----------    ------------
         Expense for income taxes .......     $       --     $       --     $        --
                                              ===========    ===========    ============

         Significant components of the Company's deferred tax assets (liabilities) were as follows (IN THOUSANDS):

                                                                      MARCH 31,
                                                             -------------------------
                                                                2004           2003
                                                             ----------     ----------
         Deferred tax assets:
            Reserves for uncollectible accounts ........     $      98      $     686
            Deferred revenue ...........................           412            271
            Accrued expenses ...........................           160            158
            Net operating loss carryforward ............        10,026          8,779
            Organizational costs .......................            --             --
            Other ......................................            19             25
                                                             ----------     ----------
            Total deferred tax assets ..................        10,715          9,919
                                                             ----------     ----------


         Deferred tax liabilities:

            Property and equipment .....................           (18)           (36)
            Management services agreement ..............            --             --
                                                             ----------     ----------
              Total deferred tax liabilities ...........           (18)           (36)
                                                             ----------     ----------

         Net deferred tax asset ........................        10,697          9,883
            Less: valuation allowance ..................       (10,697)        (9,883)
                                                             ----------     ----------
            Net deferred tax asset .....................     $      --      $      --
                                                             ==========     ==========

         The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (IN THOUSANDS):

                                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      MARCH 31,      MARCH 31,      MARCH 31,
                                                                        2004           2003           2002
                                                                     ----------     ----------     ----------
         Tax (benefit) at U.S. Statutory rate (34%) ............     $    (780)     $  (1,322)     $    (361)
         State income taxes (benefit), net of federal tax ......           (62)          (167)           254
         Nondeductible expenses and other ......................           (68)          (491)         1,530
         Change in valuation allowance, net ....................           910          1,980         (1,423)
                                                                     ----------     ----------     ----------
            Total tax expense (benefit) ........................     $      --      $      --      $      --
                                                                     ==========     ==========     ==========

         At March 31, 2004, the Company had federal and State of Arizona net operating loss carry-forwards available to reduce future taxable income of approximately $26 million and $11 million, respectively, which begin to expire in 2018 and 2004, respectively. The Company has certain net operating losses in other states relating to its acquisitions (see Note 9). The Company is currently quantifying such net operating losses and evaluating the Company's ability to use them. The Company recorded a valuation allowance for its entire deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history of its implementation of the e-Learning plan.

         In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carry-forwards and credits existing prior to a change in control, as defined, in the Company or a company the Company has acquired may be substantially limited. Accordingly, the utilization of a substantial portion of the Company's net operating loss carry-forwards is limited, such as net operating loss carry-forwards are either related to the acquisition of ThoughtWare Technologies, Learning-Edge, Inc. and other acquired entities, or are related to current operations during which change in control events may have occurred.

13.      STOCK OPTION PLANS AND WARRANTS

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

         Under the Plan, as amended, the Company is authorized to issue 3,500,000 shares of Common Stock pursuant to "Awards" granted to officers and key employees in the form of stock options.

         There were 2,282,855 and 1,835,865 options granted under the Plan, at March 31, 2004 and 2003, respectively. The Compensation Committee administers the Plan. These stock options have contractual terms of 10 years and have an exercise price no less than the fair market value of the stock at grant date. The options vest at varying rates over a one to five year period.

         Following is a summary of the status of the Company's stock options as of March 31, 2004 and for the three years then ended:

                                                                                  WEIGHTED
                                                                NUMBER OF         AVERAGE      WEIGHTED AVERAGE
                                                            SHARES UNDERLYING     EXERCISE      FAIR-VALUE OF
                                                                 OPTIONS           PRICES      OPTIONS GRANTED
                                                            ------------------  ------------  ------------------
          Outstanding at March 31, 2001...................        1,643,173        $ 2.50

          Granted.........................................          515,765          0.65           $ 0.44
                                                                                              ==================
          Exercised.......................................           (6,250)         0.50
          Forfeited.......................................         (429,750)         2.68
          Expired.........................................               --
                                                            ------------------  ------------
          Outstanding at March 31, 2002...................        1,722,938          1.90

          Granted.........................................          383,130          0.65           $ 0.37
                                                                                              ==================
          Exercised.......................................          (23,958)         0.81
          Forfeited.......................................         (246,245)         0.71
          Expired.........................................               --            --
                                                            ------------------  ------------
          Outstanding at March 31, 2003...................        1,835,865          1.82

          Granted.........................................          632,500          0.67           $ 0.56
                                                                                              ==================
          Exercised.......................................               --            --
          Forfeited.......................................         (185,510)         2.64
          Expired.........................................               --            --
                                                            ------------------  ------------
          Outstanding at March 31, 2004...................        2,282,855        $ 1.43
                                                            ==================  ============

         The following table summarizes information about stock options outstanding at March 31, 2004:

                                              OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                            ------------------------------------------------------  ----------------------------
                                             WEIGHTED                                                WEIGHTED
                                             AVERAGE         WEIGHTED AVERAGE                        AVERAGE
                             NUMBER OF       EXERCISE      REMAINING CONTRACTUAL     NUMBER OF       EXERCISE
                               SHARES         PRICE             LIFE (YEARS)           SHARES         PRICE
                            -------------- ------------- -------------------------  -------------  -------------
     $   0.01  - $   0.99       1,592,456     $  0.59              7.92                 909,253      $  0.54
     $   1.00  - $   1.99          87,125     $  1.72              6.12                  87,125      $  1.72
     $   2.00  - $   2.99         430,000     $  2.22              5.28                 378,000      $  2.25
     $   3.00  - $   8.50         173,274     $  6.98              4.08                 156,596      $  7.08
                            --------------                                          ------------
                                2,282,855                                             1,530,974
                            ==============                                          ============

         Subsequent to March 31, 2004, the Company granted certain employees stock options to purchase a total of 22,000 shares of common stock at an exercise price of $1.10, and a total of 36,000 shares of common stock at an exercise price of $1.00. Subsequent to the fiscal year end, five former employees of the Company exercised stock options representing 128,000 shares of the Company's common stock, with exercise prices between $0.50 and $0.65 per share.

         The following table summarizes information about stock purchase warrants outstanding at March 31, 2004:

                                             WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                            ------------------------------------------------------  ----------------------------
                                             WEIGHTED                                                WEIGHTED
                                             AVERAGE         WEIGHTED AVERAGE                        AVERAGE
                             NUMBER OF       EXERCISE      REMAINING CONTRACTUAL     NUMBER OF       EXERCISE
                               SHARES         PRICE             LIFE (YEARS)           SHARES         PRICE
                            -------------- ------------- -------------------------  -------------  -------------
    $   0.40  - $   0.40          250,000     $  0.40              2.64                 250,000      $  0.40
    $   0.42  - $   0.42          543,182     $  0.42              7.39                 393,182      $  0.42
    $   0.44  - $   0.44          132,972     $  0.44              7.45                 132,972      $  0.44
    $   0.50  - $   0.50           25,000     $  0.50              1.75                  25,000      $  0.50
    $   1.50  - $   1.50          921,510     $  1.50              3.39                 171,510      $  1.50
    $   3.00  - $   3.00        5,775,000     $  3.00              0.99               5,775,000      $  3.00
                            --------------                                          ------------
                                7,647,664                                             6,747,664
                            ==============                                          ============

14.      COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company leases a portion of its property and equipment under the terms of capital and operating leases. The capital leases bear interest at varying rates ranging from 8.9% to 22.8% and require monthly payments.

         Assets recorded under capital leases, at March 31, 2004, consisted of the following (IN THOUSANDS):

         Cost ........................................       $     351
         Less: accumulated amortization ..............            (204)
                                                             ----------
         Total .......................................       $     147
                                                             ==========

         Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of one or more years consisted of the following at March 31, 2004 (IN THOUSANDS):

                                                               CAPITAL        OPERATING
                                                             -----------     -----------
         Amounts past due ..............................     $      167      $       79
         2005 ..........................................            150             664
         2006 ..........................................             17             639
         2007 ..........................................             --             463
         2008 ..........................................             --              88
         2009 ..........................................             --              89
         Thereafter ....................................             --             188
                                                             -----------     -----------
         Total minimum obligations .....................            334      $    2,210
                                                                             ===========

         Less: amount representing interest ............            (30)
                                                             -----------
         Present value of minimum obligations ..........            304
         Less: current portion .........................           (289)
                                                             -----------
         Long-term obligation at March 31, 2004 ........     $       15
                                                             ===========

         The Company incurred rent expense of $470,000, $542,000 and $335,000 in fiscal 2004, 2003 and 2002, respectively.

         As a part of the discontinued dental practice management services segment, the Company leased facilities in Houston, Texas on behalf of one of its Affiliated Practices consisting of 1,500 square feet with a ten-year term costing $2,800 per month. The Affiliated Practice vacated the premises without notice to the Company even though he had assumed the lease. The Company is currently seeking reimbursement for any and all amounts owed on this lease from the Affiliated Practice and is seeking to terminate the lease with the current landlord. At March 31, 2004, the Company has an accrual totaling $93,000 with respect to termination of this lease.

EMPLOYMENT AGREEMENTS

         As of March 31, 2004, the Company had entered into employment agreements with Mr. Powers, Mr. Dunn, Mr. Zuckerman, and Mr. Cocozza, all of whom are officers and two of whom are directors of the Company. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all iLinc compensation plans in which other executive officers of iLinc participate. Each agreement establishes a base annual salary and provides for annual bonuses based on the Management Incentive Plan, as adopted by the Board of Directors, renews automatically, and is subject to the right of iLinc to terminate said employment at any time. Under each of the employment agreements, if iLinc terminates the employee's employment without cause (as therein defined), Mr. Powers, Mr. Dunn and Mr. Zuckerman will be entitled to a payment equal to twelve months' salary. Mr. Cocozza will be entitled to a payment equal to nine months' salary. Additionally, Mr. Powers, Mr. Dunn, and Mr. Zuckerman's employment agreements provide for a severance payment equal to one (1) year's compensation in the event of termination of employment following a change in control of the Company (as defined therein). Each of the foregoing agreements also contains a covenant limiting competition with the Company for one year following termination of employment. Subsequent to year-end, Mr. Zuckerman resigned from his employment with iLinc without any severance compensation. The minimum aggregate salary provisions under the contracts totals $506,000 in fiscal 2005.

LITIGATION

         On June 14, 2002, the Company acquired the assets of Quisic Corporation. Subsequently, on November 4, 2002, two former employees of Quisic Corporation (their CEO and CIO), filed a lawsuit in the Superior Court of the State of California styled George B. Weathersby, et. al. vs. Quisic Corporation, et. al. claiming damages against Quisic and the Board of Directors of Quisic arising from their employment termination by the Quisic Board. The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic Corporation is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction. Based upon the facts and circumstances known, the Company believes that the plaintiffs' claims are without merit, and furthermore, that the Company is not the successor of Quisic, and therefore the Company intends to vigorously defend this aspect of the lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur that awarded to the Plaintiffs against defendant Quisic large sums, and then the court determined that the Company is a successor to Quisic, then the impact is likely to be material to the Company. Subsequent to the defendants' answers being filed, the court ordered that an arbitration of the merits be held, but the date of that arbitration has not been set.

         On June 11, 2003, Kepner-Tregoe, Inc. filed suit in the Supreme Court of the State of New York, County of New York, styled, Kepner-Tregoe, Inc. vs. Internal & External Communications, Inc., et. al., against Quisic Corporation and the Board of Directors of Quisic seeking to collect an arbitration award against Internal & External Communications, Inc. (a subsidiary of Quisic). The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic Corporation is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction. As a part of the Quisic acquisition transaction consideration, the Company placed into escrow 500,000 shares of its common stock that was to secure a revenue performance requirement. That revenue performance target was not achieved and the Company demanded the return of the shares of common stock. The shareholders of Quisic do not dispute the right of the Company to obtain those shares. However, since the claims of the plaintiffs assert potential rights to those shares, they were instead tendered to the registry of the trial court pending resolution of the party's respective claims. Those 500,000 shares are not counted as shares outstanding nor as treasury shares as the performance contingency associated with those shares was not met. The Company believes that it is not the successor of Quisic, and therefore the Company intends to vigorously defend this aspect of the lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur that awarded to the Plaintiffs against defendant Quisic large sums, and then the court determined that the Company is a successor to Quisic, then the impact is likely to be material to the Company. Subsequent to the defendants' answers being filed, the Quisic defendants sought an order dismissing the plaintiff's claims and that order is still pending.

ROYALTY AGREEMENTS

         In connection with the acquisition of certain assets of Mentergy, Inc., the Company agreed to pay a royalty of 20% for all cash revenues collected from the sale or license of LearnLinc software over a three-year period. The first $600,000 of sales are not subject to the royalty. The maximum amount due under the Royalty Agreement is $5,000,000. As a result of the acquisition of certain assets of Quisic and the acquisition of ThoughtWare, the Company is party to other agreements to pay royalties to third-party providers of online courseware. These agreements call for payments to be made on a per user or percent of revenue basis and expire in fiscal 2005 and 2010.

STOCK EXCHANGE LISTING

         The American Stock Exchange's continued listing standards require that the Company maintain stockholder's equity of at least $4.0 million if the Company has losses from continuing operations and/or net losses in three of its four most recent fiscal years. While the Company has sustained losses in three of its four most recent fiscal years, and had less than $4.0 million of stockholder's equity at March 31, 2004, the Company raised approximately $0.9 million in additional equity capital, converted certain other debt to equity and completed an acquisition subsequent to the fiscal year end and therefore has as of June 21, 2004 stockholder's equity in excess of the $4.0 million requirement. If in the future, the Company fails to maintain a sufficient level of stockholder's equity in compliance with those and other listing standards of the American Stock Exchange then the Company would be required to submit a plan to the American Stock Exchange describing how it intended to re-gain compliance with the requirements.

CUSTOM CONTENT DEVELOPMENT

         Effective May 1, 2003, the Company terminated the employment of certain employees that had provided custom content development services. Those employees were permitted to create a new company, Interactive Alchemy, Inc. ("IA") and simultaneously entered into a non-cancelable three-year subcontractor agreement with the Company. IA continues to provide custom content development services to the Company for its customers in exchange for a fixed percentage of the Company's custom content project fee. The Company provides IA with certain facilities and administrative support for which in exchange it receives a specified amount of support services. During fiscal 2004, the Company incurred approximately $800,000 of fees to IA in connection with this agreement. The Company has open accounts payable and accrued liabilities to IA of approximately $149,000 as of March 31, 2004.

15.      RELATED PARTY TRANSACTIONS

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

         The vesting of the incentive shares accelerates based on the Company's share price as follows:

                                   PERFORMANCE CRITERIA                              SHARES VESTED
           ---------------------------------------------------------------------    ---------------
           Share price trades for $4.50 per share for 20 consecutive days           150,000 shares
           Share price trades for $8.50 per share for 20 consecutive days           150,000 shares
           Share price trades for $12.50 per share for 20 consecutive days          150,000 shares

         In connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. The Company recognized a $179,000 charge to income at the date of grant.

         During fiscal 2004 and 2003, the Company recognized $18,200 and $2,500 respectively of legal expense to the Bogatin law firm of which a member of the Company's Board of Directors is a partner.

         In May of 2003 Barnhill's Buffet purchased 50 LearnLinc Core Licenses with Voice over IP and 2- way Live Videoconferencing plus annual maintenance for $62,000. The remaining balance due under this contract was $28,000 at March 31, 2004. The price paid and the payment terms granted to Barnhill's was consistent with price paid and the terms extended to other customers of the Company. James
M. Powers, Jr. is a co-founder and director of Barnhill's Buffet.

         Please refer to other related party transactions discussed in Note 10.

16.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                         YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                                                          MARCH 31,      MARCH 31,       MARCH 31,
                                                                                            2004           2003            2002
                                                                                         -----------    -----------    -----------
                                                                                                      (IN THOUSANDS)
         Cash paid
            Interest ...............................................................     $    1,047     $      849     $    1,137
            Income taxes ...........................................................             --             --             --
         Supplemental information on non-cash transactions
            Subordinated notes, Series A conversion into common shares .............            849             --             --
            Debt conversion into common shares .....................................            156             --             --
            Convertible redeemable subordinated notes converted into
              common shares ........................................................            150             --             --
            Issuance of common stock in connection with acquisitions ...............             --          1,840          3,150
            Issuance of notes payable in connection with acquisitions ..............             --            250          1,102
            Notes payable offset against receivables from Affiliated
              Practices ............................................................             --            362            656
            Conversion of receivables from Affiliated Practices to notes
              receivables ..........................................................             --             --            204
            Capital leases incurred for equipment ..................................             --             --            373
            Treasury stock acquired for payment of receivable from
              Affiliated Practices and purchase of property and equipment ..........             --             --             15
            Notes payable offset against future management service fees ............             --             --            122
            Accrued interest capitalized to notes payable ..........................             --             93             --
            Escrow shares returned in connection with ThoughtWare
              acquisitions .........................................................             --            507             --

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth summary quarterly results of operations for the Company for the years ended March 31, 2004 and 2003:

                                                                    FIRST           SECOND            THIRD           FOURTH
2004                                                               QUARTER          QUARTER          QUARTER          QUARTER
----                                                             ------------     ------------     ------------     ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue ................................................     $     1,342      $     1,393      $     1,580      $     1,591
Operating expenses .........................................           1,522            1,641            1,788            2,342
Loss from operations .......................................            (180)            (248)            (208)            (751)
Loss from continuing operations before income taxes ........            (135)            (590)            (473)          (1,095)
Income taxes ...............................................              --               --               --               --
Loss from continuing operations ............................            (135)            (590)            (473)          (1,095)
Income (loss) from discontinued operations .................               9              129              150              (13)
Net loss ...................................................     $      (126)     $      (461)     $      (323)     $    (1,108)
Loss available to common shareholders ......................     $      (126)     $      (723)     $      (352)     $    (1,139)
Basic and diluted per share data: (1)
  Loss per common share from continuing operations .........     $     (0.01)     $     (0.05)     $     (0.03)     $     (0.06)
  Income (loss) per common share from discontinued
      operations ...........................................     $      0.00      $      0.01      $      0.01      $      0.00
Weighted average common share outstanding:
  Basic and diluted ........................................          15,798           16,025           17,304           17,667


                                                                    FIRST           SECOND            THIRD           FOURTH
2003                                                               QUARTER          QUARTER          QUARTER          QUARTER
----                                                             ------------     ------------     ------------     ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenue ................................................     $     1,131      $     1,141      $     1,074      $       730
Operating expenses .........................................           1,139            1,727            1,581            2,301
Loss from operations .......................................              (8)            (586)            (507)          (1,571)
Loss from continuing operations before income taxes ........            (359)            (948)            (889)          (1,693)
Income taxes ...............................................              --               --               --               --
Loss from continuing operations ............................            (359)            (948)            (889)          (1,693)
Income (loss) from discontinued operations .................               4              594              (78)            (387)
Loss available to common shareholders ......................     $      (355)     $      (354)     $      (967)     $    (2,080)
Basic and diluted per share data: (1)
  Loss per common share from continuing operations .........     $     (0.02)     $     (0.06)     $     (0.05)     $     (0.12)
  Income (loss) per common share from discontinued
      operations ...........................................     $      0.00      $      0.04      $      0.00      $     (0.02)
Weighted average common share outstanding:
  Basic and diluted ........................................          14,429           16,137           16,138           16,134

--------------

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions that occurred.


18.      SUBSEQUENT EVENTS

         In April of 2004, the Company completed a private placement offering with gross proceeds of $4.25 million that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,500 in unsecured senior notes and 1,634,550 shares of Common Stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock at a price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. Individuals and entities participating in this offering have the right to demand registration of the common stock issued therefrom upon written notice to the Company and also have piggy-back registration rights should the company file a registration statement before the shares are otherwise registered.

         On June 3, 2004, the Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company that is a provider of comprehensive audio conferencing products and services. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price, which is expected to total $5.568 million, is based on a multiple of the Glyphics' 2003 estimated annual audited net audio conferencing business revenues. The purchase price will be paid with the assumption of approximately $2.114 million in specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share, or an estimated 3.524 million shares. The actual purchase price to be paid, and the resulting number of shares to be issued will be based upon the audited results that are expected to be obtained within sixty days of the closing date. Twenty percent of the consideration due is being held in escrow. Amounts held in escrow will be available to the Company to satisfy contingent claims and seller's indemnification obligations. Amounts held in escrow also may be returned to the Company in the event that audio conferencing revenue performance measures required to be obtained by the Company during the 2004 calendar year are not met. Individuals and entities participating in this transaction who are shareholders receiving the Company's common stock have the right to demand registration of the common stock issued therefrom upon written notice, one year from the date of the transaction, to the Company and also have piggy-back registration rights should the Company file a registration statement before the shares are otherwise registered.

         On April 9, 2004, one holder of a subordinated promissory note relating to the Learning-Edge acquisition converted the unpaid principal balance of the note of $47,057 into 44,817 shares of the Company's common stock.

         On April 13, 2004, an investor of the 2003 private placement of preferred stock with detachable warrants converted 2,500 shares of the Company's preferred stock into 50,000 shares of the Company's common stock.

         Effective April 15, 2004, Preston A. Zuckerman terminated his employment with the Company and resigned from the board of directors. The note conversion and settlement agreement associated with this termination resulted in the conversion of promissory notes relating to the Learning-Edge acquisition totaling $766,969 converting into 272,378 shares of the Company's common stock, payment of $40,000 of deferred compensation and a new promissory note in the amount of $230,757. On June 4, 2004, this promissory note was converted to 233,088 shares of the Company's common stock.

         During May 2004 and June 2004, all holders of the unsecured subordinated convertible notes, relating to the February 2004 capital raise of $500,000, converted the notes into 714,285 shares of common stock of the Company.

         On June 16, 2004, an investor of the 2003 private placement of preferred stock with detachable warrants converted 20,000 shares of the Company's preferred stock into 400,000 shares of the Company's common stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 3, 2003 the Company dismissed PricewaterhouseCoopers LLP as its independent accountants and engaged BDO Seidman, LLP. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. BDO Seidman, LLP audited the consolidated financial statements of the Company for the fiscal years ended March 31, 2004 and 2003.

         The report of PricewaterhouseCoopers LLP on the consolidated financial statements for the fiscal year ended March 31, 2002 contained no adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principle, except that the report contained an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

         In connection with its audit for the fiscal years ended March 31, 2002 and through April 3, 2003, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

         During the fiscal year ended March 31, 2002 and through April 3, 2003, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         For the fiscal year of the Company ended March 31, 2002 and the subsequent interim period through April 3, 2003, the Company did not consult with BDO Seidman, LLP regarding the application of accounting principles to a specified transaction, type of audit opinion that might be rendered on the Registrant's financial statements, or any other accounting, auditing or reporting matters.

ITEM 9A. CONTROLS AND PROCEDURES

         We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed as of the end of the period covered by the report. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the Company's directors and executive officers and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's Common Stock with Section 16(a) of the Securities and Exchange Act of 1934 will be set forth under the captions "Election of Directors' and "Section 16 Reports" in the Company's definitive Proxy Statement (the "2004 Proxy Statement") for its 2004 annual meeting of stockholders, which sections are incorporated herein by reference. The Company's Code of Ethics will be set forth in the Company's 2004 Proxy Statement, with such information incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in the section entitled "Executive Compensation" in the 2004 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The information required by this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in the section entitled "Certain Transactions" in the 2004 Proxy Statement, which section is incorporated herein by reference.

         In May of 2003 Barnhill's Buffet purchased 50 LearnLinc Core Licenses with Voice-over-IP and 2- way Live Videoconferencing plus annual maintenance for $62,000. The remaining balance due under this contract was $28,000 at March 31, 2004. The price paid and the payment terms granted to Barnhill's was consistent with price paid and the terms extended to other customers of the Company. James
M. Powers, Jr. is a co-founder and director of Barnhill's Buffet.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         BDO Seidman, LLP audited our consolidated financial statements for the years ended March 31, 2004 and 2003. AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to the Company by BDO Seidman, LLP for the years ended March 31, 2004 and 2003, were as follows:

               SERVICES PROVIDED                     2004           2003
                                               --------------- --------------
               Audit Fees                      $      190,293  $      98,000
               Audit Related Fees                      26,025             --
               Tax Fees                                 1,050             --
               All Other Fees                              --             --
                                               --------------- --------------
                    Total                      $      217,368  $      98,000
                                               =============== ==============

         AUDIT FEES. The aggregate fees billed for the years ended March 31, 2004 and 2003 were for the audits of the Company's consolidated financial statements and reviews of the Company's interim consolidated financial statements included in the Company's annual and quarterly reports, and for services provided with respect to the Company's other regulatory filings

         AUDIT RELATED FEES. The aggregate fees billed for the years ended March 31, 2004 and 2003 were primarily for services provided for review and consultation on acquisition and capital raising transactions.

         TAX FEES. The aggregate fees billed for the years ended March 31, 2004 and 2003 were for miscellaneous tax consulting services related to acquisition accounting.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by its auditor and the estimated fees related to these services.

         During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor's independence, including compliance with SEC rules and regulations.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of March 31, 2004 and 2003.

Consolidated Statements of Operations for the Years Ended March 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended March 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002.

Notes to the Consolidated Financial Statements.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Reports of Independent Registered Public Accounting Firms

The following financial statement schedule is filed as a part of this Report under Schedule II on page 81. Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2004. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

    (a)(3)    EXHIBITS

 EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBITS
 ------       -----------------------
3.1(1)        Restated Certificate of Incorporation of Pentegra Dental Group,
              Inc.
3.2(1)        Bylaws of Pentegra Dental Group, Inc.
3.3(7)        Restated Certificate of Incorporation of Pentegra Dental Group,
              Inc.
3.4(7)        Amendment of Bylaws of Pentegra Dental Group, Inc.
3.5(8)        Restated Certificate of Incorporation of e-dentist.com, Inc.
3.6(14)       Certificate of Designations of Series A Preferred Stock
3.7(15)       Certificate of Amendment of Restated Certificate of Incorporation
              of EDT Learning, Inc.
4.1(1)        Form of certificate evidencing ownership of Common Stock of
              Pentegra Dental Group, Inc.
4.2(1)        Form of Registration Rights Agreement for Owners of Founding
              Affiliated Practices
4.3(1)        Registration Rights Agreement dated September 30, 1997 between
              Pentegra Dental Group, Inc. and the stockholders named therein
4.4(2)        Form of Stockholders' Agreement for Owners of Affiliated Practices
4.5(3)        Form of Indenture from Pentegra Dental Group, Inc. to U.S. Trust
              Company of Texas, N.A., as Trustee relating to the Convertible
              Debt Securities
4.6(7)        Form of certificate evidencing ownership of Common Stock of
              e-dentist.com, Inc.
4.7(8)        Form of Convertible Redeemable Subordinated Note
4.8(8)        Form of Redeemable Warrant (2002 Private Placement Offering)
4.9(14)       Form of Redeemable Warrant (2003 Private Placement Offering)
+10.1(1)      Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
+10.2(1)      Form of Service Agreement
+10.9(7)      Employment Agreement dated November 12, 2000 between e-dentist.com and James M. Powers, Jr.
+10.11(7)     Employment Agreement dated February 15, 2001 between e-dentist.com and James Dunn, Jr.
10.14(9)      Plan of Reorganization and Agreement of Merger by and among EDT
              Learning, Inc., Edge Acquisition Subsidiary, Inc. and the
              Stockholders of Learning-Edge, Inc.
10.15(10)     Plan of Reorganization and Agreement of Merger by and among EDT
              Learning, Inc., TW Acquisition Subsidiary, Inc., ThoughtWare
              Technologies, Inc. and the Series B Preferred Stockholder of
              ThoughtWare Technologies, Inc.
10.16(11)     Asset Purchase Agreement by and among EDT Learning, Inc., and
              Quisic Corporation. Common Stock Purchase Agreement by and between
              EDT Learning, Inc., Investor Growth Capital Limited, A Guernsey
              Corporation and Investor Group, L.P., A Guernsey Limited
              Partnership and Leeds Equity Partners III, L.P.
10.16(12)     Asset Purchase Agreement by and among EDT Learning, Inc., and
              Mentergy, Inc. and its wholly-owned subsidiaries, LearnLinc Corp and Gilat-Allen Communications, Inc.
10.17(14)     Subcontractor Agreement between EDT Learning, Inc. and Interactive
              Alchemy, Inc.
++10.18       Employment Agreement dated January 6, 2004 between iLinc
              Communications, Inc. and Nathan Cocozza
++10.19       Note Purchase Agreement dated February 12, 2004 between iLinc
              Communications, Inc. and the "Lenders"
++10.20       Unit Purchase and Agency Agreement dated April 19, 2004 between
              iLinc Communications, Inc. and Cerberus Financial, Inc.
++10.21       Placement Agency Agreement dated March 10, 2004 between iLinc
              Communications, Inc. and Peacock, Hislop, Staley, and Given, Inc.
10.22(16)     Asset Purchase Agreement and Plan of Reorganization by and between
              iLinc Communications, Inc. and Glyphics Communications, Inc.
++12          Ratio of Earnings to Fixed Charges
16(13)        Letter re Change in Certifying Accountant
++21.1        Subsidiaries of the Registrant
++23.1        Consent of BDO Seidman, LLP
++23.2        Consent of Pricewaterhouse Coopers, LLP
++31.1        Chief Executive Officer Section 302 Certification
++31.2        Principal Financial Officer Section 302 Certification
++32.1        Chief Executive Officer Section 906 Certification
++32.2        Principal Financial Officer Section 906 Certification

-----------------
(1) Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
(3) Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
(4) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(5) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(6) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2000.
(7) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
(8) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
(9)      Previously filed as an exhibit to iLinc's Form 8-K filed October 16,
         2001.
(10)     Previously filed as an exhibit to iLinc's Form 8-K filed January 30,
         2002
(11)     Previously filed as an exhibit to iLinc's Form 8-K filed July 2, 2002.
(12)     Previously filed as an exhibit to iLinc's Form 8-K filed December 20,
         2002.
(13)     Previously filed as an exhibit to iLinc's Form 8-K filed April 3, 2003.
(14) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
(15) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(16)     Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15 of Form 10-K.
++       Furnished herewith as an Exhibit

(b)  REPORTS ON FORM 8-K.

A Report on Form 8-K was filed February 5, 2004 furnishing under Item 12 our press release announcing our operating results for the quarter ended December 31, 2003.

A Report on Form 8-K was filed March 23, 2004 furnishing under Item 5 disclosures regarding the Company's intent to raise additional capital.

A Report on Form 8-K was filed April 20, 2004 furnishing under Item 9 disclosures regarding the closing of the $4.25 million Private Placement offering.

A Report on Form 8-K was filed April 23, 2004 furnishing under Item 5 the resignation of Preston A. Zuckerman from the Company's Board of Directors.

A Report on Form 8-K was filed June 3, 2004 under Item 9 our press release announcing the acquisition of certain assets of Glyphics Communications, Inc.

A Report on Form 8-K was filed June 14, 2004 under Item 2 disclosing the acquisition of certain assets of Glyphics Communications, Inc.

A Report on Form 8-K was filed June 17, 2004 under Item 12 our press release announcing our operating results for the quarter and fiscal year ended March 31, 2004.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders iLinc Communications, Inc. and Subsidiaries

Our audit of the 2004 and 2003 consolidated financial statements referred to in our report dated May 21, 2004, except for Note 18, as to which the date is June 21, 2004, appearing in the 2004 Annual Report to Shareholders of iLinc Communications, Inc. also included in audits of the 2004 and 2003 information included in the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the 2004 and 2003 information set forth therein when read in conjunction with the related 2004 and 2003 consolidated financial statements, included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficiency and has suffered substantial recurring losses and negative cash flows from operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The long-term continuation of the Company is dependent on the Company's ability to raise additional equity or debt capital, to increase its revenues, to generate positive cash flows from operations and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

Costa Mesa, California
May 21, 2004, except for
  Note 18, as to which the date
  is June 21, 2004

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES


To The Board of Directors and Shareholders of iLinc Communications, Inc. and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated July 11, 2002 appearing in the 2004 Annual Report to Shareholders of iLinc Communications, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
July 11, 2002

                                                   ILINC COMMUNICATIONS, INC.
                                                VALUATION AND QUALIFYING ACCOUNTS
                                                           SCHEDULE II

                                                                       ADDITION             DEDUCTIONS
                                                                    -------------   ----------------------------
                                                     BALANCE AT
                                                        THE          CHARGED TO                      WRITE-OFFS      BALANCE AT
FISCAL                                               BEGINNING        BAD DEBT       RECOVERIES      CHARGED TO        END OF
 YEAR                 DESCRIPTION                    OF PERIOD         EXPENSE          (1)          ALLOWANCE         PERIOD
------   --------------------------------------     ------------    -------------   ------------    ------------    ------------
 2004    Accounts receivable - allowance
           for doubtful accounts ..............     $       172     $        24     $       142     $        30     $        24

 2003    Accounts receivable - allowance
           for doubtful accounts ..............     $        24     $       172     $         6     $        18     $       172

 2002        Accounts receivable - allowance
           for doubtful accounts ..............     $        --     $        67     $         2     $        41     $        24


(1)      This amount represents recoveries for accounts which were not charged off; accordingly, these recoveries are reflected as a decrease in allowance and decrease to bad debt expense as the collection of recoveries are reflected as applications to the respective accounts and notes receivable.

                                                               81

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Phoenix, State of Arizona, on June 29, 2004.


                                                ILINC COMMUNICATIONS, INC.


                                            By:  /s/ JAMES M. POWERS, JR.
                                                 -------------------------------
                                                James M. Powers, Jr.,
                                                Chairman of the Board, President
                                                and Chief Executive Officer

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

NAME                                   CAPACITY                                             DATE
----                                   --------                                             ----
/s/ JAMES M. POWERS, JR.               Chairman of the Board, President and Chief           June 29, 2004
----------------------------------     Executive Officer (Principal Executive Officer)
James M. Powers, Jr.

/s/ JAMES H. COLLINS                   Director                                             June 29, 2004
----------------------------------
James H. Collins

/s/ KENT PETZOLD                       Director                                             June 29, 2004
----------------------------------
Kent Petzold

/s/ DANIEL T. ROBINSON, JR.            Director                                             June 29, 2004
----------------------------------
Daniel T. Robinson, Jr.

/s/ GEORGE  M. SIEGEL                  Director                                             June 29, 2004
----------------------------------
George M. Siegel

                                                    82