Form 10-Q
period 2004-06-30
ILINC COMMUNICATIONS INC
filed 2004-08-16
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 ______________

                                   FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

       The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 11, 2004 was 24,123,595, net of shares held in treasury.

================================================================================

                             FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                              PAGE
                                                                           ----

Item 1--Unaudited Condensed Consolidated Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of June 30,
        2004 and March 31, 2004.............................................   4

        Unaudited Condensed Consolidated Statements of Operations for
        the Three Months Ended June 30, 2004 and 2003.......................   5

        Unaudited Condensed Consolidated Statement of Changes in
        Shareholders' Equity for the Three Months Ended June 30, 2004.......   6

        Unaudited Condensed Consolidated Statements of Cash Flows for
        the Three Months Ended June 30, 2004 and 2003.......................   7

        Notes to Unaudited Condensed Consolidated Financial Statements......   8

Item 2--Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................  18

Item 3--Quantitative and Qualitative Disclosures about Market Risk..........  31

Item 4--Controls and Procedures.............................................  31

PART II--OTHER INFORMATION

Item 1--Legal Proceedings...................................................  32

Item 2--Change in Securities and Use of Proceeds............................  32

Item 3--Defaults of Senior Securities.......................................  32
Item 4--Submission of Matters to a Vote of Security Holders.................  32

Item 5--Other Information...................................................  32

Item 6--Exhibits and Reports on Form 8-K....................................  32

Signatures..................................................................  35

Certifications..............................................................  36

         Unless the context requires otherwise, references in this document to "iLinc Communications," "iLinc" the "Company," "we," "us," and "our" refer to iLinc Communications, Inc. The Company's trademarks and service marks include iLinc, iLinc Communications, LearnLinc, MeetingLinc, SupportLinc, and ConferenceLinc, graphics associated with that four-product suite of Web collaboration products, Glyphics, e-Learning Simplified, ThoughtWare, Quisic, and Learning-Edge. We may also refer to trademarks of other corporations and organizations in this report.

                          FORWARD - LOOKING STATEMENTS

         Statements contained in this report that involve words like "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to: sell our products and services; improve the quality of our software; derive overall benefits of our products and services; introduce new products and versions of our existing products; sustain and increase revenue from existing products; integrate current and emerging technologies into our product offerings; control our expenses including those related to sales and marketing, research and development, and general and administrative expenses; control changes in our customer base; support our customers and provide sufficient technological infrastructure; obtain sales or increase revenues; impact the results of legal proceedings; control and implement changes in our employee headcount; obtain sufficient cash flow; manage liquidity and capital resources; realize positive cash flow from operations; or realize net earnings.

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

         A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website found at www.ilinc.com, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    JUNE 30,
                                                                      2004      MARCH 31,
                                                                   (UNAUDITED)  2004 (A)
                                                                    ---------   ---------

ASSETS
Current assets:
   Cash and cash equivalents ....................................   $  2,162    $    292
   Accounts receivable, net of allowance for doubtful
     accounts of $65 and $24, respectively ......................      2,057       1,097
   Note receivable ..............................................         25          25
   Prepaid and other current assets .............................        218         108
                                                                    ---------   ---------
     Total current assets .......................................      4,462       1,522

Property and equipment, net .....................................      1,886         310
Goodwill ........................................................     10,313       9,190
Intangible assets, net ..........................................      3,123       1,061
Note receivable .................................................         25          25
 Other assets ...................................................         49          51
 Assets of discontinued operations ..............................        198         301
                                                                    ---------   ---------
     Total assets ...............................................   $ 20,056    $ 12,460
                                                                    =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ............................   $  1,037    $    961
   Accounts payable and accrued liabilities .....................      3,672       2,301
   Current portion of capital lease liabilities .................        403         289
   Deferred revenue .............................................        918       1,084
                                                                    ---------   ---------
     Total current liabilities ..................................      6,030       4,635

Long term debt, less current maturities, net of discount of
  $2,480 and $1,960, respectively ...............................      6,332       4,444
Capital lease liabilities, less current maturities ..............        192          15
                                                                    ---------   ---------
     Total liabilities ..........................................     12,554       9,094
                                                                    ---------   ---------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value 10,000,000 shares
     authorized, 127,500 and 150,000 shares issued and
     outstanding, liquidation preference of $1,275,000
     and $1,500,000, respectively ...............................         --          --
   Common stock, $.001 par value 100,000,000 shares
     authorized, 25,556,007 and 19,257,304 issued, respectively .         26          19
   Additional paid-in capital ...................................     42,060      36,395
   Accumulated deficit ..........................................    (33,176)    (31,640)
   Less:  1,432,412 treasury shares at cost .....................     (1,408)     (1,408)
                                                                    ---------   ---------
     Total shareholders' equity .................................      7,502       3,366
                                                                    ---------   ---------
     Total liabilities and shareholders' equity .................   $ 20,056    $ 12,460
                                                                    =========   =========

          (A) Derived from the audited consolidated financial statements as of March 31, 2004.

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  ILINC COMMUNICATIONS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                             2004         2003
                                                           ---------   ---------
Revenues
   Licenses .............................................  $    889    $    600
   Service and maintenance ..............................     1,081         742
                                                           ---------   ---------
       Total revenues ...................................     1,970       1,342
                                                           ---------   ---------

Operating expenses
   Research and development .............................       568         565
   Sales and marketing ..................................       982         312
   General and administrative ...........................     1,084         538
   Depreciation and amortization ........................       190         107
                                                           ---------   ---------
       Total operating expenses .........................     2,824       1,522
                                                           ---------   ---------

Loss from operations ....................................      (854)       (180)

   Interest expense .....................................      (633)       (309)
   Interest income and other ............................        23           2
   Gain on settlement of debt and other
        Obligations .....................................         8         352
                                                           ---------   ---------

   Loss from continuing operations before income taxes ..    (1,456)       (135)
   Income taxes ........................................         --          --
                                                           ---------   ---------

Loss from continuing operations .........................    (1,456)       (135)
Income from discontinued operations .....................        --           9
                                                           ---------   ---------

Net loss ................................................    (1,456)       (126)
Preferred stock dividends ...............................       (29)         --
                                                           ---------   ---------
Loss available to common shareholders ...................  $ (1,485)   $   (126)
                                                           =========   =========
Loss per common share, basic and diluted
   From continuing operations ...........................  $  (0.07)   $  (0.01)
   From discontinued operations .........................        --          --
                                                           ---------   ---------
   Net loss per common share ............................  $  (0.07)   $  (0.01)
                                                           =========   =========

Number of shares used in calculation of loss
  per share, basic and diluted ..........................    20,297      15,798
                                                           =========   =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                     CONVERTIBLE
                                    PREFERRED STOCK         COMMON STOCK     ADDITIONAL                            TOTAL
                                  --------------------  --------------------  PAID-IN   ACCUMULATED  TREASURY   SHAREHOLDERS'
                                   SHARES      AMOUNT     SHARES    AMOUNT    CAPITAL    DEFICIT       STOCK      EQUITY
                                  ---------   --------  ---------  ---------  ---------  ---------   ---------   ---------
Balances, April 1, 2004 .......        150    $    --     19,257   $     19   $ 36,395   $(31,640)   $ (1,408)   $  3,366

Glyphics acquisition ..........         --         --      2,820          3      2,760         --          --       2,763
Warrant grant .................         --         --         --         --         12         --          --          12
Vesting of restricted
stock grant ...................         --         --         --         --         10         --          --          10
Issuance of common stock
 in private placement
 (net of expenses) ............         --         --      1,635          2      1,738        (51)         --       1,689
Convertible notes
 converted to common
 stock ........................         --         --        714          1        493         --          --         494
Preferred stock conversions ...        (23)        --        450         --         --         --          --          --
Debt converted to common
 stock ........................         --         --        551         --        583         --          --         583
Preferred stock dividends .....         --         --         --         --         --        (29)         --         (29)
Stock option exercises ........         --         --        129          1         69         --          --          70
Net loss ......................         --         --         --         --         --     (1,456)         --      (1,456)
                                  ---------   --------  ---------  ---------  ---------  ---------   ---------   ---------
Balances, June 30, 2004 .......        127    $    --     25,556   $     26   $ 42,060   $(33,176)   $ (1,408)   $  7,502
                                  =========   ========  =========  =========  =========  =========   =========   =========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                      6

                        ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                  -------------------
                                                                    2004       2003
                                                                  --------   --------
Net cash used in operating activities .........................   $(1,095)   $  (323)
                                                                  --------   --------

Cash flows from investing activities:
   Capital expenditures .......................................       (61)        --
   Proceeds from sale of equipment ............................        --         61
   Acquisitions, net of cash acquired .........................      (207)       (22)
   Deferred acquisitions costs ................................       (35)        --
   Cash acquired in acquisition ...............................         4         --
                                                                  --------   --------
        Net cash (used in) provided by investing activities ...      (299)        39
                                                                  --------   --------
Cash flows from financing activities:
   Proceeds from 2004 private placement .......................     4,250         --
   Preferred stock dividends ..................................       (29)        --
   Proceeds from exercise of stock options ....................        70         --
   Repayment of long-term debt ................................      (378)       (44)
   Repayment of capital lease liabilities .....................       (84)       (27)
   Financing costs incurred ...................................      (665)        --
                                                                  --------   --------
        Net cash provided by (used in) financing activities ...     3,164        (71)
                                                                  --------   --------

Cash flows from continuing operations .........................     1,770       (355)
Cash flows from discontinued operations .......................       100         71
                                                                  --------   --------
        Net change in cash and cash equivalents ...............     1,870       (285)

Cash and cash equivalents, beginning of period .       ...............292        409
                                                                  --------   --------

Cash and cash equivalents, end of period ......................   $ 2,162    $   124
                                                                  ========   ========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED
                            CONSOLIDATED FINANCIAL STATEMENTS.

                                            7

                           ILINC COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND NATURE OF OPERATIONS
         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. We develop and sell software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in
what we believe to be the beginnings o     ftheWebcollaborationindustry.Versions
of the iLinc Suite have been translated into six languages, and it is currently available in version 7.4. Our customers may choose from several different pricing options for the iLinc Suite, and may receive our products on a stand-alone basis or integrated with one or a number of our other award-winning products, depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, employee training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. We market our products using a direct sales force and a distribution channel consisting of referral agents, international and national value-added resellers (VAR's). We allow customers to choose between purchasing a perpetual license or subscribing to a periodic license of our products, providing for flexibility in pricing and payment methods.

         We maintain corporate headquarters in Phoenix, Arizona in a 14,000 square foot Class A facility and have maintained facilities there since the Company's inception in 1998. We also maintain a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research and development, and technical support. As a part of the Glyphics acquisition, we also maintain offices in Springville, Utah, occupying Class A facility in two adjacent buildings. The first building houses its administrative and IT functions, with 10,000 square feet of space, with the second housing the operator complex and sales organizations with 6,122 square feet. The Springville offices can accommodate up to 100 employees and are fully equipped with up to date computer equipment. The facilities also provide a fully redundant co-location and server facility for all audio conferencing service activities.

         We began operations in March of 1998. Our formation included the simultaneous rollup of fifty private dental businesses and an initial public offering. Our initial goals included providing training enhancement services over the Internet using a browser-based system. In 2002, we began shifting our focus away from our legacy business, settling on our focus of Web conferencing and audio conferencing, and in doing so ultimately changed our name to iLinc Communications, Inc. in February 2004.

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended June 30, 2004 and 2003.

         Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K as of and for the year ended March 31, 2004, as filed with the SEC.

2.       BASIS OF PRESENTATION

         The Company's condensed consolidated financial statements have been prepared on a basis which assumes that it will continue as a going concern and which contemplates the realization of its assets and the satisfaction of its liabilities and commitments in the normal course of business. The Company has a significant working capital deficiency, and has historically suffered substantial recurring losses and negative cash flows from operations. These matters, among others, including those more fully discussed herein, raise doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters include continued development, marketing and sale of its Web conferencing, audio conferencing and e-Learning products and services through both internal growth through direct and indirect sales efforts and by external growth by acquisition. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to generate profits or to provide adequate cash flows to sustain operations. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

         On January 1, 2004, the Company discontinued its dental practice management services segment. Accordingly, the Company has reflected these operations as discontinued and has restated the prior year condensed consolidated financial statements to conform to such presentation. Discontinued operations are discussed further in Note 11.

3.       SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The Company has not materially added to or changed its significant accounting policies since March 31, 2004. For a description of these policies, refer to Note 4 of the consolidated financial statements in the Company's annual report on Form 10-K as of and for the year ended March 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable and notes receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

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

         The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended June 30, 2004 and 2003.

                                               THREE MONTHS ENDED JUNE 30,
                                          ------------------ -------------------
                                                2004                2003
                                          ------------------ -------------------
Risk free interest rate                     4.40% - 4.71%          3.88%
Dividend yield                                   0%                  0%
Volatility factors of the expected
   market price of the Company's
   common stock                              89% - 194%             70%
Weighted-average expected life of
   Options                                    10 years           5-9 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                THREE MONTHS ENDED JUNE 30,
                                                                   -------------------
                                                                     2004       2003
                                                                   --------   --------
       Net loss available to common shareholders, as reported ..   $(1,485)   $  (126)
       Plus: Stock-based employee compensation expense included
          in reported net loss .................................        --         --
       Less: Total stock-based employee compensation expense
          determined using fair value based method .............       (57)       (57)
                                                                   --------   --------
       Pro forma net loss ......................................   $(1,542)   $  (183)
                                                                   ========   ========

       Loss per share:
       Basic and diluted - as reported .........................   $ (0.07)   $ (0.01)
                                                                   ========   ========
       Basic and diluted - pro forma ...........................   $ (0.08)   $ (0.01)
                                                                   ========   ========

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended in December 2003 ("Interpretation No. 46R"), which applies immediately to arrangements created after January 31, 2003. Interpretation No. 46R applies to arrangements created before February 1, 2003
beginning no later tha        nMarch31,2004.TheinitialadoptionofInterpretation
No. 46R did not have a material impact on the Company's condensed consolidated financial position or results of operations.

4.       EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during the period. For the three months ended June 30, 2004 and 2003, options and warrants to purchase 9,987,474 and 8,435,977 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. Furthermore, a restricted stock grant of 450,000 shares has been excluded from the earnings per share calculations. Lastly, shares of our common stock currently not reflected as issued and outstanding totaling 500,000 (related to the Quisic acquisition and held in escrow pending the outcome of litigation) and 704,839 (relating to the Glyphics acquisition and held in escrow pending determination of the performance requirement and indemnity claims - Note 10) have been excluded from the computation.

5.   GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:

                                                                                JUNE 30,    MARCH 31,
                                                                               ----------------------
                                                                                 2004        2004
                                                                               ----------  ----------
                                                                                  (IN THOUSANDS)

Goodwill...................................................................    $  10,313   $   9,190
                                                                               ==========  ==========

       The changes in the carrying amount of the goodwill for the three months ended June 30, 2004 (in thousands):
                                                                               $   9,190
Balance, March 31, 2004....................................................
   Mentergy royalty earnout................................................          207
   Glyphics acquisition....................................................          916
                                                                               ----------
Balance, June 30, 2004.....................................................    $  10,313
                                                                               ==========

         Intangible assets consisted of the following (in thousands):

                                                     JUNE 30, 2004
                                      ---------------------------------------------
                                      GROSS CARRYING   ACCUMULATED
                                          AMOUNT      AMORTIZATION         NET
                                      -------------   -------------   -------------
       AMORTIZED INTANGIBLE ASSETS:
          Deferred offering costs ..  $      1,106    $       (202)   $        904
          Purchase software ........         1,411            (420)            991
          Customer relationship ....         1,277             (49)          1,228
                                      -------------   -------------   -------------
                                      $      3,794    $       (671)   $      3,123
                                      =============   =============   =============

                                                     MARCH 31, 2004
                                      ---------------------------------------------
                                      GROSS CARRYING   ACCUMULATED
                                          AMOUNT      AMORTIZATION         NET
                                      -------------   -------------   -------------
       AMORTIZED INTANGIBLE ASSETS:
          Deferred offering costs ..  $        887    $       (161)   $        726
          Purchase software ........           675            (343)            332
          Customer relationship ....            32             (29)              3
                                      -------------   -------------   -------------
                                      $      1,594    $       (533)   $      1,061
                                      =============   =============   =============


6.       ACCOUNT PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following:

                                                             JUNE 30,  MARCH 31,
                                                              ------------------
                                                               2004       2004
                                                              -------    -------
                                                                 (IN THOUSANDS)
Accounts payable trade ...................................    $1,693     $1,000
Accrued state sales tax ..................................       157         40
Accrued interest .........................................       255        204
Amount payable to Quisic shareholders ....................       100         50
Amounts related to acquisitions ..........................       250         33
Accrued salaries and related benefits ....................       287        190
Amount payable to third party providers ..................       504        327
Amount payable to Interactive Alchemy ....................       111        149
Deferred rent liability ..................................        73         80
Lease termination liability ..............................       169        171
Other ....................................................        73         57
                                                              -------    -------
   Total accounts payable and accrued liabilities ... ....    $3,672     $2,301
                                                              =======    =======

7.       LONG-TERM DEBT

         Long-term debt consisted of the following:
                                                           JUNE 30,    MARCH 31,
                                                           ---------------------
                                                             2004        2004
                                                           --------     --------
                                                              (IN THOUSANDS)

    Convertible redeemable subordinated notes ........     $ 5,625      $ 5,625
    Convertible redeemable subordinated notes ........          --          500
    Senior notes .....................................       3,187           --
    Subordinated promissory notes ....................          --          913
    Shareholders' notes payable ......................         288          287
    Notes payable ....................................         749           40
                                                           --------     --------
                                                             9,849        7,365
    Less: current portion of long-term debt ..........      (1,037)        (961)
             Discount ................................      (1,626)        (882)
             Beneficial conversion feature ...........        (854)      (1,078)
                                                           --------     --------
    Long-term debt ...................................     $ 6,332      $ 4,444
                                                           ========     ========

         In April of 2004, the Company completed a private placement offering with gross proceeds of $4.25 million that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,500 in unsecured senior notes and 1,634,550 shares of Common Stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning
July 15, 2004           ,withprincipaldueatmaturityonJuly15,2007.Thesenior notes
are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,269. The fair value of the warrants was estimated and used to calculate a discount of $119,688 of which $68,130 was allocated to the notes and $51,558 was allocated to equity. The total discount allocated to the notes of $836,399 is being amortized to interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. Individuals and entities participating in this offering have the right to demand registration of the common stock issued therefrom upon written notice to the Company and also have piggy-back registration rights should the company file a registration statement before the shares are otherwise registered.

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that was used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that had a term of 24 months. The notes bore interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months and required quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes could convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share. At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which was to be amortized as interest expense over the 2-year life of the debt. During the quarter ending June 30, 2004, the holders of those notes fully converted the principal balance of their notes into 714,285 shares of the Company's common stock and the full amount recorded as a result of the beneficial conversion feature was expensed in the period. The common stock issued upon conversion of these notes was registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In March of 2002, the Company completed a private placement offering raising capital of $5,775,000. Under the terms of this offering, the Company issued convertible redeemable subordinated notes and warrants to purchase 5,775,000 shares of the Company's common stock. These notes bear interest at 12% per annum and require quarterly payments of interest only, with the principal due at maturity on March 29, 2012. The note holders may convert the notes into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force conversion of these notes into shares of the Company's common stock at the conversion price, if at any time the closing price of the Company's common stock equals or exceeds $3.00 per share for 20 consecutive trading days. These notes are subordinated to any present or future senior indebtedness, with no waiver required. The exercise price of the warrants is $3.00 per share. The Company may force exercise of the warrants at the exercise price, if at any time the closing price of the Company's common stock equals or exceeds $5.50 per share for 20 consecutive trading days. The warrants expire on March 29, 2005. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000, which is being amortized to interest expense over the ten year term of the notes. Since the carrying value of the notes was less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized as interest expense over the ten year term of the notes. Upon conversion of these notes, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2004, holders with a principal balance totaling $150,000 converted their shares into 150,000 common shares of the Company. The common stock underlying these notes and the warrants was registered with the SEC and may be sold if converted into common stock pursuant to a resale prospectus dated May 24, 2004.

         In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement. These notes bear interest at rates ranging from at 7.5% to 9.0% and were due in two equal installments on April 1, 2005 and on October 1, 2005, respectively. The notes contained a provision that specified that if the Company raised capital in excess of $3 million and up to $5 million then an increasing percentage of the outstanding principal was to be repaid. As a result of this provision and the capital raise in April of 2004 of $4.25 million, the entire outstanding balance of these notes have been fully extinguished with cash payments of $333,000 and conversions of $583,000 of notes into 550,633 shares of the Company's common stock.

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued $468,000 of notes to certain shareholders who had provided capital prior to the IPO. These notes are due in April of 2005 and require quarterly payments of interest only at the rate of 10%. The outstanding principal balance on these notes is $278,000 as of June 30, 2004.

         In connection with the Company's acquisition of Glyphics
Communications, Inc. (Note 10), the Company assumed $758,000 in loan obligations, the unpaid balance of which ($749,000 at June 30, 2004) is currently due in the short term. The rates of interest on such notes range from 4% to 10% per annum.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to June 30, 2004 were as follows (in thousands):

2005 .................................................................   $1,037
2006 .................................................................       --
2007 .................................................................       --
2008 .................................................................    3,187
2009 .................................................................       --
Thereafter ...........................................................    5,625
                                                                         -------
                                                                         $9,849
                                                                         =======

8.       STOCK OPTION PLANS AND WARRANTS

         The Company grants stock options under its 1997 Stock Compensation Plan (the "Plan"). The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. However, pro forma disclosures as if the Company recognized stock-based compensation at the fair value of the options themselves are presented below. Under the Plan, the Company is authorized to issue up to 3,500,000 shares of the Company's common stock to its employees in the form of stock options.

         At June 30, 2004, stock options had been granted that represent the right to acquire 2,176,355 shares of the Company's common stock. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events), and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The stock options vest at varying rates over a one to five year period.

         The following is a summary of the stock options activity for the three-month period ended June 30, 2004:
                                                                       WEIGHTED
                                             NUMBER OF     WEIGHTED     AVERAGE
                                              SHARES        AVERAGE   FAIR-VALUE
                                            UNDERLYING     EXERCISE   OF OPTIONS
                                             OPTIONS        PRICES      GRANTED
                                            -----------    ---------   --------
          Outstanding at March 31, 2004 ..   2,282,855     $   1.43
          Granted ........................      63,000         1.03    $  1.00
                                                                       ========
          Exercised ......................    (128,815)        0.50
          Forfeited ......................     (40,685)        0.65
          Expired ........................          --           --
                                            -----------    ---------
          Outstanding at June 30, 2004 ...   2,176,355     $   1.50
                                            ===========    =========

         The following is a summary of the exercise prices of the outstanding stock options as of June 30, 2004:

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                         --------------------------------------------  -------------------------
                                        WEIGHTED     WEIGHTED AVERAGE                  WEIGHTED
                                        AVERAGE        REMAINING                        AVERAGE
                           NUMBER OF    EXERCISE      CONTRACTUAL        NUMBER OF     EXERCISE
                            SHARES       PRICE        LIFE (YEARS)        SHARES         PRICE
                         ------------- ----------- ------------------  -------------  ----------

     $ 0.01  -  $ 0.99    1,427,956       $  0.60           7.73          899,701      $  0.54
     $ 1.00  -  $ 1.99      145,125       $  1.45           7.48           87,125      $  1.72
     $ 2.00  -  $ 2.99      430,000       $  2.22           5.03          430,000      $  2.22
     $ 3.00  -  $ 8.50      173,274       $  6.98           3.83          173,274      $  6.98
                         -------------                                 -------------
                          2,176,355                                     1,590,100
                         =============                                 =============

         The following is a summary of information concerning outstanding warrants to purchase the Company's common stock as of June 30, 2004:

                                     WARRANTS OUTSTANDING                WARRANTS EXERCISABLE
                         --------------------------------------------  -------------------------
                                        WEIGHTED     WEIGHTED AVERAGE                  WEIGHTED
                                        AVERAGE        REMAINING                        AVERAGE
                           NUMBER OF    EXERCISE      CONTRACTUAL        NUMBER OF     EXERCISE
                            SHARES       PRICE        LIFE (YEARS)        SHARES         PRICE
                         ------------- ----------- ------------------  -------------  ----------
     $ 0.40  -  $ 0.40        250,000   $  0.40          2.39              250,000     $  0.40
     $ 0.42  -  $ 0.42        543,182   $  0.42          7.14              543,182     $  0.42
     $ 0.44  -  $ 0.44        132,972   $  0.44          7.20              132,972     $  0.44
     $ 0.50  -  $ 0.50         25,000   $  0.50          1.50               25,000     $  0.50
     $ 0.78  -  $ 0.78        163,455   $  0.78          2.80              163,455     $  0.78
     $ 1.50  -  $ 1.50        921,510   $  1.50          3.14              921,510     $  1.50
     $ 3.00  -  $ 3.00      5,775,000   $  3.00          0.74            5,775,000     $  3.00
                         -------------                                 -------------
                            7,811,119                                    7,811,119
                         =============                                 =============

         In December of 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued to its chief executive officer an incentive stock grant under the Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the chief executive officer. The incentive shares are fully vested after 10 years from the date of grant. The incentive shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the ten-year vesting period. Vesting of the incentive shares accelerates based on the Company's share price as follows:

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


9.       COMMITMENTS AND CONTINGENCIES


         The Company is subject to various commitments and contingencies as described in Note 14 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2004. During the three-month period ended June 30, 2004, the following changes occurred with respect to certain of the Company's commitments and contingencies:

         In conjunction with the acquisition of certain assets from Mentergy, Inc., the Company agreed to provide a royalty earn-out payment due upon sales of its Web conferencing products. The royalty earn-out is equal to 20% for all revenues collected from the sale or license of that Web conferencing software (originally named LearnLinc) over a three-year period beginning with the closing date of November 4, 2002, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount being $5,000,000. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF No. 95-8 at the time such amounts are accrued as revenue. The Company has accrued Mentergy royalties totaling $207,000 for the period ended June 30, 2004.

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

         On June 11, 2003, Kepner-Tregoe, Inc. filed suit in the Supreme Court of the State of New York, County of New York, styled, Kepner-Tregoe, Inc. vs. Internal & External Communications, Inc., et. al., against Quisic Corporation and the Board of Directors of Quisic seeking to collect an arbitration award against Internal & External Communications, Inc. (a subsidiary of Quisic). The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic Corporation is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. The Company only acquired certain assets of Quisic Corporation in an asset purchase transaction. As a part of the Quisic acquisition transaction consideration, the Company placed into escrow 500,000 shares of its common stock that was to secure a revenue performance requirement. That revenue performance target was not achieved and the Company demanded the return of the shares of common stock. The shareholders of Quisic do not dispute the right of the Company to obtain those shares. However, since the claims of the plaintiffs assert potential rights to those shares, the plaintiff and the escrow agent entered into a stipulation that required the escrow agent to continue to hold those shares until further court order disposing of the litigation and directing the delivery of those shares to the appropriate parties as the court and the parties may agree. Those 500,000 shares are not counted as shares outstanding or as treasury shares as the performance contingency associated with those shares was not met. The Company believes that it is not the successor of Quisic, and therefore the Company intends to vigorously defend this aspect of the lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur that awarded to the Plaintiffs against defendant Quisic large sums, and then the court determined that the Company is a successor to Quisic, then the impact is likely to be material to the Company. Subsequent to the defendants' answers being filed, the Quisic defendants sought an order dismissing the plaintiff's claims and that order is still pending.

         In conjunction with the acquisition of Glyphics Communications, Inc. (Note 10), the Company entered into employment agreements with two former officers/owners. The agreements provide for two-year terms with aggregate employment related compensation of $723,000, before bonuses and options. The Company also assumed capital lease obligations with an aggregate obligation at the time of acquisition of $375,000. The effective interest rate on these obligations ranges from 5.55% to 18.0% per annum. Furthermore, the Company assumed an operating lease of certain facilities in Springville, Utah with a term ending in January of 2008 and rent at $9,776 per month, which increases to $12,206 per month.

10.      BUSINESS COMBINATION

         We executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price, (which was originally estimated to total $5.568 million), was based on a multiple of the Glyphics' 2003 annual audio conferencing business revenues (as defined in the asset purchase agreement). The purchase price was paid with the assumption of specific liabilities, with the balance paid using our common stock at the fixed price of $1.05 per share. The Company plans to continue to pursue the business formerly conducted by the seller on an integrated basis with its existing Web conferencing products.

         In exchange for the assets received, the Company assumed $2.1 million in debt and issued 2.8 million shares of its common stock. An additional 704,839 shares of the Company's common stock is currently being held in escrow and is subject to the claims of the Company for: (1) the amount, if any, that the audited audio conferencing business revenues (as defined in the asset purchase agreement) earned by the Company during the twelve months after the closing date are less than the audited audio conferencing business revenues (as defined in the asset purchase agreement) recorded by Glyphics during the twelve months ending December 31, 2003, (2) the representations and warranties made by Glyphics' and its shareholders in the asset purchase agreement, and (3) the amount if any that the liabilities accrued or paid by the Company are in excess of those specifically scheduled and assumed as part of the asset purchase agreement. Those contingent escrow shares shall be returned to the Company by the escrow agent in the event that those revenue performance targets and contingent liability requirements are not achieved. As of June 30, 2004, the Company has accrued certain liabilities in excess of those scheduled and therefore, may be making a claim against these escrow shares.

         The Glyphics' shareholders receiving our common stock as a result of the transaction have the right to demand registration of their common stock upon written notice, one year from the date of the transaction, to the Company and also have piggy-back registration rights should the Company file a registration statement before the shares are otherwise registered. Operating results associated with audio conferencing operations are included as of June 1, 2004. The purchase price recorded was calculated as follows:


                                                                         AMOUNT
                                                                         -------
       Issuance of iLinc's common stock (valued at $0.98 per
          share using the five day average closing price) ...........    $2,763
       Additional acquisition costs .................................       313
       Assumed liabilities ..........................................     2,085
                                                                         -------
          Total purchase price ......................................    $5,161
                                                                         =======

         The total purchase price was allocated to assets acquired and liabilities assumed based upon their estimated fair values in accordance with SFAS No. 141, "Business Combinations". The excess purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed has been assigned to goodwill. The transaction is intended to qualify as a tax-free reorganization whereby the original tax basis of the assets and liabilities are maintained for tax reporting purposes, and the resulting difference between the tax basis and book basis generates a deferred tax liability and corresponding entry to goodwill. Management is in the process of quantifying this entry, but the amounts are currently not estimable and accordingly, have not been recorded in the condensed consolidated financial statements as of June 30, 2004. Management expects to complete its analysis and record this adjustment to the purchase price allocation during its second quarter.

         The purchase price of Glyphics has been allocated as follows:

                                                                    PURCHASE
                                                                PRICE ALLOCATION
                                                                ---------------
                                                                 (IN THOUSANDS)
       Current assets.......................................    $          655
       Property and equipment...............................             1,609
       Goodwill ............................................               916
       Identifiable intangible assets ......................             1,981
       Current liabilities..................................            (1,265)
       Notes Payable........................................              (758)
       Capital leases.......................................              (375)
       Common stock.........................................                (3)
       Additional paid-in capital...........................            (2,760)
                                                                ---------------
                                                                $           --
                                                                ===============

         The following unaudited pro forma summary of condensed financial information presents the Company's combined results of operations as if the acquisition of Glyphics had occurred at the beginning of each period presented, after including the impact of certain adjustments including: (i) elimination of sales between the two companies and (ii) increase in amortization of the identifiable intangible assets and an increase in depreciation expense recorded as part of the acquisition.

                                                                  -------------------------------
                                                                   THREE MONTHS     THREE MONTHS
                                                                    ENDED JUNE     ENDED JUNE 30,
                                                                    30, 2004           2003
                                                                  -------------------------------
                                                                    PRO FORMA        PRO FORMA
                                                                  (IN THOUSANDS,   (IN THOUSANDS,
                                                                    EXCEPT PER      EXCEPT PER
                                                                   SHARE DATA)      SHARE DATA)
                                                                  --------------   --------------
Revenues ......................................................   $       2,507    $       2,118
Loss from continuing operations ...............................          (1,084)          (1,055)
Net loss from continuing operations ...........................          (1,697)          (1,024)

Loss per basic and diluted share from continuing operations ...   $       (0.08)   $       (0.06)

Weighted average shares outstanding:
    Basic and diluted ..........................................         22,176           18,618

         The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the combination occurred at the beginning of the periods presented or the results of operations that may be obtained in the future.


11.      DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. In accordance with SFAS 144 "ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS", the Company has restated its historical results to reflect its dental practice management service business segment as a discontinued operation.

         A summary of the results from discontinued operations for the three months ended June 30, 2004 and 2003 are as follows (in thousands):

                                                    THREE MONTHS ENDING JUNE 30,
                                                        2004         2003
                                                      ---------    ---------

Net revenue ........................................  $     --     $     83
Operating expenses .................................        --           50
                                                      ---------    ---------
Income from operations .............................        --           33
Interest expense ...................................        --          (42)
Interest income ....................................        --            4
Gain on termination of service agreements
  with Affiliated Practices ........................        --           14
Tax expense ........................................        --           --
                                                      ---------    ---------
Net income from discontinued operations ............  $     --     $      9
                                                      =========    =========

         Interest expense of $0 and $42,000 for three months ended June 30, 2004 and 2003 was allocated to the discontinued dental practice management services business segment since it relates to specific debts that were incurred in order to provide the dental practice management services.

         A summary of the assets of our discontinued operations are as follows:


                                                     JUNE 30,      MARCH 31,
                                                       2004          2004
                                                    ------------  -----------
                                                         (IN THOUSANDS)
              Notes receivable, net...............  $       198  $       301
                                                    ------------ ------------
                                                    $       198  $       301
                                                    ============ ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-Q THAT INVOLVE WORDS LIKE "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, OUR DEPENDENCE ON OUR PRODUCTS OR SERVICES, MARKET DEMAND FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND CHANNEL PARTNERS, OUR ABILITY TO EXPAND OUR TECHNOLOGICAL INFRASTRUCTURE TO MEET THE DEMAND FROM OUR CUSTOMERS, OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED EMPLOYEES, THE ABILITY OF CHANNEL PARTNERS TO SUCCESSFULLY RESELL OUR SERVICES, THE STATUS OF THE OVERALL ECONOMY, THE STRENGTH OF COMPETITIVE OFFERINGS, THE PRICING PRESSURES CREATED BY MARKET FORCES, AND THE OTHER RISKS DISCUSSED HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, TO REFLECT ANY CHANGE IN OUR EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. OUR REPORTS ARE AVAILABLE FREE OF CHARGE AS SOON AS REASONABLY PRACTICABLE AFTER WE FILE THEM WITH THE SEC AND MAY BE OBTAINED THROUGH OUR WEBSITE.

OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 7.4. Our customers may choose from several different pricing options for the iLinc Suite, and may receive our products on a stand-alone basis or integrated with one or a number of our other award-winning products, depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, employee training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. We market our products using a direct sales force and a distribution channel consisting of referral agents, international and national value-added resellers (VAR's). We allow customers to choose between purchasing a perpetual license or subscribing to a periodic license of our products, providing for flexibility in pricing and payment methods.

PRODUCTS AND SERVICES

         Web Conferencing and Web Collaboration

         The iLinc Suite(TM) is a four product suite of software that addresses the four most common business collaboration needs.

         LearnLinc(TM) is an Internet-based software that is designed for training and education of remote students. With LearnLinc, instructors and students can collaborate and learn remotely providing a learning environment that replicates traditional instructor-led classes. Instructors can create courses and classes, add varied agenda items, enroll students, deliver live instruction, and deliver content that includes audio, video, and interactive multimedia. In combination with TestLinc(TM), LearnLinc permits users to administer comprehensive tests, organize multiple simultaneous breakout sessions and record, edit, play back and archive entire sessions for future use.

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

         ConferenceLinc(TM) is a presentation software designed to deliver the message in a one-to-many format providing professional management of Web conferencing events. ConferenceLinc manages events such as earnings announcements, press briefings, new product announcements, corporate internal mass communications and external marketing events. ConferenceLinc is built on the MeetingLinc software platform and code to combine the best interactive features with an easy to use interface providing meaningful and measurable results to presenters and participants alike. Its design includes features that take the hassle out of planning, and supporting a hosted Web seminar. ConferenceLinc includes automatic email invitations, "one-click join" capabilities, online confirmations, update notifications, and customized attendee registration. With ConferenceLinc, presenters may not only present content, but may also gain audience feedback using real-time polling, live chat, question and answer sessions, and post-event assessments. The entire presentation is easily recordable for viewing offline and review after the show with the recorder capturing the content and the audio, video, and participant feedback.

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

         Audio Conferencing

         Through its acquisition of Glyphics Communications in June 2004, the Company now also delivers comprehensive audio conferencing solutions that help businesses provide virtual meetings, corporate events, distance learning programs, and daily conference calls. Our audio conferencing offering includes a wide array of services and products that include the following:

         o Audio On-Demand (no reservations needed): With pre-established calling accounts for each user, customers can create or participate in conference calls with no advance notice, 24/7;

         o Reserved Automated: The solution for recurring calls, each participant has a permanent number and passcode;

         o Operator Assisted: For important calls, this service includes an iLinc conference operator to host, monitor, and coordinate the call; and,

         o Online Seminars: Support for online Web presentations with high-quality audio from iLinc.

         Customers may purchase our audio conferencing products and services without an annual contract commitment on a monthly recurring usage basis, and often subscribe for a fixed per minute rate.

         Other Products and Services

         In addition to the iLinc Suite of Web conferencing products and services and our audio conferencing products and services, we offer to our customers an array of e-Learning and training products and services.

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

         o Services: We also offer custom content development services through a subcontractor relationship with Interactive Alchemy, an entity which is primarily comprised of former employees of the Company and which resides in the Company's corporate office in Phoenix. Custom content services are bid on a project-by-project basis.

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

         A second notable trend is that specific features and licensing options are becoming increasingly important to the financial services sector, high technology and professional service markets. This has created what we believe to be unique opportunities for iLinc. Frost & Sullivan expects that desktop videoconferencing and voice over IP integration will be heavily utilized features among high technology companies in the immediate future and that Web conferencing vendors offering these functionalities within their solution will likely find numerous successes within this vertical market. Unlike the products offered by many of our competitors, our video and voice over IP can be throttled for high bandwidth users or for low bandwidth users allowing anyone from a dial-up connection to utilize these features. Frost & Sullivan also expects that the financial services vertical market offers significant growth opportunities for those Web conferencing vendors offering a behind the firewall solution. The Company believes that it is the only carrier class Web conferencing solution that offers both a behind the firewall solution installation combined with the strength of its feature set as well as its use of the latest Advanced Encryption Standard (AES) security. Prominent organizations inside the financial services sector of the Fortune 1000 have chosen our solution based upon these features.

         Third, we expect to see an increase in the demand for a single source for audio and Web conferencing. Frost and Sullivan have noted in a separate report on audio conferencing that the demand for integrated audio, web, and video conferencing solutions continues to surge as end user needs for easy-to-use, single-source solutions swell. Developing and proving a truly converged user environment and experience, including the integration of audio, web and video conferencing technologies is essential. With our acquisition of Glyphic Communications we are now able to provide a single source for deeply integrated Web, audio, video as well as voice over IP. Increasingly, the vendor selection made for Web conferencing determines the selection made for audio conferencing. We have already made significant progress in selling Web conferencing products to the Glyphics customer base as well as selling audio conferencing to our customer base. We believe that another benefit of the integrated conferencing approach is customer retention. According to the same Frost and Sullivan report, when Web conferencing and audio conferencing are sold together as an integrated package there is a significant increase in retention of the audio conferencing service. We have also found from customer surveys, this to be true and continuing to create incentives for our audio customers to be Web and audio customers to drive this retention.

MARKET POSITION - DIFFERENTIATORS

         We view our position in the market as the appropriate solution for the enterprise-wide buyer in mature markets that have already adopted Web conferencing and collaboration. Our goal is to specialize so that we might reach the needs of target niches and be able to demonstrate specific value to these industries beyond the competition. Our target markets include financial services, high-tech and professional services. Frost and Sullivan noted in a recent report that these markets combined will deliver between 50% to 60% of the total Web conferencing market revenues this year. These vertical markets have been the early adopters of Web and audio conferencing and have become what we term as "mature conferencing buyers". Unlike other industries, the financial services, high technology and professional services markets have great familiarity with Web conferencing products and importantly, they have different needs. In our experience, a growing number of these organizations have recognized that because the buying decision for Web conferencing has traditionally not been centralized, and they are using five or more different vendors for Web or audio conferencing services and therefore not realizing the economies of scale that consolidating to one or two vendors could provide. There are also other important considerations revolving around Web conferencing such as security and bandwidth availability that are inducing the buying decision for Web and audio conferencing out of the business units and into the IT department. We believe that our solution uniquely maps to critical IT requirements among these mature buyers in five important distinctions.

         First, we offer flexible licensing options that allow organizations to pay a one-time license fee to install the software inside of their environment, or organizations can contract with us annually to use our Web and audio conferencing services through an ASP arrangement. We also offer the ability for organizations to purchase perpetual licenses and then, have provided hosting in our co-location facility. We find this flexibility to be an important differentiator for customers making an enterprise-wide decision. As Frost & Sullivan notes, in many instances, Web conferencing is a migratory technology (from ASP to installed software) - new users tend to first utilize Web conferencing ASP services as they offer much more flexibility in terms of usage, ability to utilize multiple solutions, and require less up-front investment, and are less burdensome on enterprise resources. Therefore, a majority of new users that adopt web conferencing prior to 2007 are expected to initially adopt an ASP service-based solution, and then migrate to the purchase of a perpetual license.

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

         Third, we offer the highest level of data security commercially available. We believe that we are the only Tier 1 Web conferencing provider that offers a customer hosted solution with a purchase license option and true point-to-point security with our unique combination of AES and secure socket layer (SSL). All information within a session can be transmitted between meeting attendees securely without any reduction in performance.

         Fourth, our solution is suitable and scalable for enterprise-wide deployment. The iLinc Suite addresses most common needs for business collaboration within the enterprise. We offer virtual classroom software with our LearnLinc product, software for presentation and sales demonstrations with MeetingLinc, customer support with SupportLinc, and software for Web casts and marketing events with ConferenceLinc. Each of these products shares a common interface enabling users of one product to easily understand any of our other products. This reduces the learning curve for Web conferencing enterprise-wide roll out and we believe increases adoption success.

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

RESULTS OF OPERATIONS

         We executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The Company plans to continue to pursue the business formerly conducted by the seller on an integrated basis with its existing Web conferencing products. (See also Note 10 above and Form 8-K/A on file related to the Glyphics transaction dated August 13, 2004.)

         The operations of the Company involve many risks, which, even through a combination of experience, knowledge and careful evaluation, may not be overcome. The Company also faces intense competition from other web conferencing and audio conferencing providers. Many of our existing competitors have longer operating histories and significantly greater financial resources than we do, and therefore may be able to more quickly respond to changing opportunities or customer requirements. New competitors are also likely to enter this market in the future due to the lack of significant barrier to entry in the market share. See "Additional Risk Factors That May Affect Our Operating Results and The Market Price of Our Common Stock."

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended June 30, 2004 and June 30, 2003 were $2.0 million and $1.3 million respectively, an increase of $289,000 in license revenues and an increase of $332,000 in service and maintenance revenues. The increase is a result of the Company's continuing expansion into the Web conferencing marketplace and has been primarily fueled by the acquisition of the LearnLinc assets from Mentergy. Audio conferencing revenues for the three months ended June 30, 2004 were $332,000, which included revenues of $328,000 for the month of June from the Glyphics acquisition. They were no audio conferencing revenues for the three months ended June 30, 2003.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Operating expenses consist of research and development, sales and marketing, general and administrative, and depreciation and amortization expenses. The Company incurred operating expenses from continuing operations of $2.8 million for the three months ended June 30, 2004, an increase of $1.3 million from $1.5 million for the three months ended June 30, 2003.

         Research and development expenses represent expenses incurred in connection with the provision of e-learning services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses from continuing operations for the three months ended June 30, 2004 and June 30, 2003 were $568,000 and $565,000, respectively, an increase of $3,000. The increase is a result of a decrease in costs associated with custom content development of $37,000, reductions in salaries and related benefits of $29,000 associated with the elimination of personnel relating to the Quisic acquisition, offset by the addition of expense from the Glyphics acquisition that included salaries and related benefits expense of $18,000, increased travel costs of $9,000, and telephone and telecommunications expense of $44,000.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses from continuing operations were $982,000 and $312,000 for the three months ended June 30, 2004 and June 30, 2003, respectively, an increase of $670,000. The increase is a result of increases salaries and related benefits of $281,000 due to an increase in sales and marketing FTE's from 13 in June 2003 to 28 in June 2004, increases in marketing expense of $176,000 relating to increased attendance at trade shows and marketing events and the costs associated with the Company's name change, increases in cost of sales of $66,000 relating to the royalties associated with sales of the Executive Training Library from Dartmouth College, and increases in recruiting fees of $43,000 relating to recruitment of sales account executives and the Senior V.P. of Sales. Costs associated with the addition of sales positions from the Glyphics acquisition were $71,000 for June 2004.

         General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel, office costs and other general corporate expenses. During the three months ended June 30, 2004 and June 30, 2003, general and administrative expenses from continuing operations were $1.1 million and $538,000, respectively, an increase of $546,000. The change in General and administrative expenses was primarily due to increases in salaries and related benefits of $121,000, primarily due to executive bonuses paid of $75,000, increases in accounting fees of $69,000, increases in investor relations of $35,000, increases in bad debts of $35,000 and the addition of Glyphics personnel and other administrative costs of $273,000.

         For the three months ended June 30, 2004 and June 30, 2003 depreciation and amortization expense from continuing operations was $190,000 and $107,000, respectively. The increase is attributed to the addition of tangible assets and identifiable intangible assets relating to the Glyphics acquisition, which increased depreciation and amortization expense by $80,000 for the month of June 2004.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations of $633,000 in for the three months ended June 30, 2004 increased by $324,000 from $309,000 for the three months ended June 30, 2003. The increase was primarily a result of an increase in non-cash interest expense of $196,000 relating to debt and equity conversions of the convertible promissory notes, and additional interest of $65,000 relating to the addition of senior notes from the private placement offering in April 2004. For the three months ended June 30, 2004, total non-cash interest expense was approximately $316,000.

GAIN ON SETTLEMENT OF DEBT AND OTHER OBLIGATIONS FROM CONTINUING OPERATIONS

         During the three months ended June 30, 2004, the Company recognized a gain of $8,000 relating to a lease settlement. As part of the acquisition of LearnLinc from Mentergy in November of 2002, the Company assumed a lease for computer equipment of $30,500. On June 15, 2004, the Company was notified by the lessor that all claims and amounts due were to be settled for a final amount due of $22,500.

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

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded no tax benefit during the three months ended June 30, 2004 or 2003 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its web conferencing and audio conferencing business strategy. At March 31, 2004, the Company has a net deferred tax asset of $10.7 million with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of five to thirteen years.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. Results of operations from this segment are presented as discontinued operations for the fiscal years ended March 31, 2004 and 2003 in accordance with SFAS 146 "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES".

         Net income from discontinued operations for the three months ended June 30, 2004 and 2003 was $0 and $9,000, respectively. Cash flows provided by discontinued operations were $100,000 and $70,000 for the three months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a working capital deficiency, has incurred operating losses and has negative cash flows from continued operations. The Company currently does not have existing working capital and does not generate positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term. These matters, among others, including our limited operating history as a provider of Web conferencing and Web collaboration software have caused our auditors to conclude in their report on our consolidated financial statements at and for the year ending March 31, 2004 that there is doubt about the Company's ability to continue as a going concern. Our plan with regard to these matters includes the continued development, marketing and licensing of our iLinc Suite of products and services through both internal sales efforts and through external channel partnerships. We plan to expand where appropriate with external growth by acquisition, with those acquisitions possibly including providers of audio conferencing as well as Web conferencing products and services. Although we continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its Web collaboration and audio conferencing products and services to generate profits or to provide adequate cash flows to sustain our operations. Our continuation as a Company may be dependent on our ability to either raise additional capital, continue to increase sales and revenues, or generate positive cash flows from operations in order to ultimately achieve profitability.

         In order to increase its liquidity, the Company intends to restructure or extend existing obligations to reduce cash outflows for debt service, seek, if necessary, additional funding from the placement of debt or equity securities, and invest in further marketing and sales efforts that result in the sale of the Company's high margin software products and services. However, there can be no assurance that the Company's plans will be achieved or that the Company will be able to acquire additional sums.

         As of June 30, 2004, the Company had a working capital deficit of $1.6 million. Current assets included $2.2 million in cash, $2.1 million in accounts receivable, $218,000 in prepaids and $25,000 in notes receivable. Current liabilities consisted of $918,000 of deferred revenue, $1.4 million of current maturities of long-term debt and capital leases and $3.7 million in accounts payable and accrued liabilities.

         Cash used in operating activities from continuing operations was $1.1 million during the three months ended June 30, 2004 and $323,000 during the three months ended June 30, 2003. Cash used in operating activities during the three months ended June 30, 2004 was primarily attributable to a net loss of $1.5 million, increases in accounts receivable and prepaid expenses of $351,000 and $110,000, respectively and a decrease in deferred revenue of $201,000. These items were partially offset by increases in accounts payable and accrued liabilities of $406,000 and non-cash expenses and revenues of $603,000. Cash used in operating activities from continuing operations during the three months ended June 30, 2003 was primarily attributable to a net loss of $135,000, increases in accounts receivable of $236,000, decreases in deferred revenue of $73,000 and increases in prepaid expenses of $76,000. These items were partially offset by non-cash expenses and revenues of $206,000.

         Cash used by investing activities from continuing operations was $300,000 for the three months ended June 30, 2004, while cash provided by investing activities from continuing operations was $39,000 for the three months ended June 30, 2003. Cash used by investing activities for the three months ended June 30, 2004 was due to $207,000 of acquisition related royalty expenses, $61,000 of capital expenditures, and $35,000 of deferred offering costs. Cash provided by investing activities during the three months ended June 30, 2003 was due to proceeds received from the sale of equipment of $61,000, offset by acquisition related royalty expenses of $22,000.

         Cash provided by financing activities from continuing operations was $3.2 million during the three months ended June 30, 2004, while cash used in financing activities from continuing operations was $70,000 during the three months ended June 30, 2003. Cash provided in financing activities during the three months ended June 30, 2004 was primarily due to the net proceeds of $3.8 million related to the issuance of unsecured senior notes and common stock of the company in April 2004, offset by repayment of debt of $378,000. Cash used in financing activities during the three months ended June 30, 2003 was primarily attributable to the repayment of debt and capital leases totaling $71,000.

INFORMATION RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         We executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price, (which was expected to total $5.568 million), is based on a multiple of the Glyphics' 2003 annual audio conferencing business revenues (as defined in the asset purchase agreement). The purchase price was paid with the assumption of specific liabilities, with the balance paid using our common stock at the fixed price of $1.05 per share. The Company plans to continue to pursue the audio conferencing business formerly conducted by Glyphics on an integrated basis with the Company's existing Web conferencing products. (See also Note 10 above and Form 8K/A on file related to the Glyphics transaction dated August 13, 2004.)

         In October 2001, the Company issued $1.1 million of subordinated promissory notes to the shareholders of Learning-Edge, Inc. under the terms of the acquisition agreement. These notes bore interest at rates ranging from at 7.5% to 9.0% and were due in two equal installments on April 1, 2005 and on October 1, 2005, respectively. The notes contained a provision that specified that if the Company raised capital in excess of $3 million and up to $5 million then an increasing percentage of the outstanding principal was to be repaid. As a result of this provision and the capital raise in April of 2004 of $4.25 million, the entire outstanding balance of these notes have been fully extinguished with cash payments of $333,000 and conversions of $583,000 of notes into 550,633 shares of the Company's common stock.

         On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events, with a floor of $0.30), and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000. The Company used the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities. The cash proceeds of the private placement of convertible preferred stock was allocated pro-rata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the quarter ending June 30, 2004, holders of 22,500 shares of preferred stock converted their stock into 450,000 shares of the Company's common stock.

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that was used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that had a term of 24 months. The notes bore interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months and required quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes could convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share. At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which was to be amortized as interest expense over the 2-year life of the debt. During the quarter ending June 30, 2004, the holders of those notes fully converted the principal balance of their notes into 714,285 shares of the Company's common stock and the full amount recorded as a result of the beneficial conversion feature was expensed in the period. The common stock issued upon conversion of these notes was registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In April of 2004, the Company completed a private placement offering with gross proceeds of $4.25 million that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,500 in unsecured senior notes and 1,634,550 shares of Common Stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock at a price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,269. The fair value of the warrants was estimated and used to calculate a discount of $119,688 of which $68,130 was allocated to the notes and $51,558 was allocated to equity. The total discount allocated to the notes of $836,399 is being amortized to interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. Individuals and entities participating in this offering have the right to demand registration of the common stock issued therefrom upon written notice to the Company and also have piggy-back registration rights should the company file a registration statement before the shares are otherwise registered.

CONTRACTUAL OBLIGATIONS

         The following schedule details all of the Company's indebtedness and the required payments related to such obligations at June 30, 2004 (in thousands):

                                                                             DUE IN
                                                DUE IN              DUE IN    YEARS
                                               LESS THAN  DUE IN    YEAR     FOUR AND  DUE AFTER
                                      TOTAL    ONE YEAR  YEAR TWO   THREE     FIVE    FIVE YEARS
                                     --------  --------  --------  --------  --------  --------
Long term debt ...................   $ 9,849   $ 1,037   $    --   $    --   $ 3,187   $ 5,625
Capital lease obligations ........       595       403       192        --        --        --
Operating lease obligations ......     2,051       742       596       361       178       174
Base salary commitments
   under employment agreements ...       913       644       269        --        --        --
                                     --------  --------  --------  --------  --------  --------
Total contractual obligations ...    $13,408   $ 2,826   $ 1,057   $   361   $ 3,365   $ 5,799
                                     ========  ========  ========  ========  ========  ========

OFF BALANCE SHEET TRANSACTIONS

         There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations) or other relationships of the Company with unsolicited entities or other persons that have or may have a material effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

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

         Our critical accounting policies and estimates are included in the Company's annual report on Form 10-K for the year ended March 31, 2004 as filed with the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as amended in December 2003 ("Interpretation No. 46R"), which applies immediately to arrangements created after January 31, 2003. Interpretation No. 46R applies to arrangements created before February 1, 2003
beginning no later tha        nMarch31,2004.TheinitialadoptionofInterpretation
No. 46R did not have a material impact on the Company's condensed consolidated financial position or results of operations.

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We have a limited operating history in the Web conferencing and audio conferencing business. While the organizations that we have acquired have been engaged in the their respective business for over five years, we only recently acquired those assets and have undertaken to integrate their assets into our operations at varying levels. Over the past 30 months, we have made significant changes to our product mix and service mix, our growth strategies, our sales and marketing plans, and other operational matters. As a result, it may be difficult to evaluate an investment in our company. Given our recent investment in technology, we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the competitive and rapidly changing nature of the Web conferencing and audio conferencing markets makes it difficult for us to predict future results. Our business strategy may be unsuccessful and we may be unable to address the risks we face.

WE FACE RISKS INHERENT IN INTERNET-RELATED BUSINESSES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS.

         We face risks frequently encountered by early-stage companies in new and rapidly evolving markets such as Web conferencing and audio conferencing. We may fail to adequately address these risks and, as a consequence, our business may suffer. To address these risks among others, we must successfully introduce and attract new customers to our products and services; successfully implement our sales and marketing strategy to generate sufficient sales and revenues to achieve or sustain operations; foster existing relationships with our existing customers to provide for continued or recurring business and cash flow; and, successfully address and establish new products and technologies as new markets develop. As an early-stage company, we may not be able to sufficiently access, address and overcome risks inherent in our business strategy.

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

WE HAVE SIGNIFICANT OPERATING LOSSES, HAVE LIMITED FINANCIAL RESOURCES, AND MAY NOT BECOME PROFITABLE.

         We have incurred substantial operating losses and have limited financial resources at our disposal. We have long-term obligations that we will not be able to satisfy without additional debt and/or equity capital and/or ultimately generating profits and cash flows from our Web conferencing and audio conferencing operations. If we are unable to achieve profitability in the near future, we will face increasing demands for capital and liquidity. We may not be successful in raising additional debt or equity capital and may not become profitable in the short term or not at all. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the short term.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We have a significant working capital deficiency, and have historically suffered substantial recurring losses and negative cash flows from operations. These factors, among others, and the limited operating history as a Web conferencing and audio conferencing company have caused our auditors to conclude in their report that there is doubt as to our ability to continue as a going concern. Our plans with regard to these factors include continued development, marketing and licensing of our Web Conferencing and audio conferencing products and services through both internal growth and acquisition. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient revenues from our products and services to provide adequate cash flows to sustain operations. Our continuation is dependent on our ability to raise additional equity or debt capital, to increase our web conferencing and audio conferencing revenues, to generate positive cash flows from operations and to achieve profitability. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.

LISTING QUALIFICATIONS MAY NOT BE MET.

         The American Stock Exchange's continued listing standards require that the Company maintain stockholder's equity of at least $4.0 million if the Company has losses from continuing operations and/or net losses in three of its four most recent fiscal years. While the Company has sustained losses in three of its four most recent fiscal years it has as of the date of this report stockholder's equity in excess of the $4.0 million requirement. If in the future, the Company fails to maintain a sufficient level of stockholder's equity in compliance with those and other listing standards of the American Stock Exchange then the Company would be required to submit a plan to the American Stock Exchange describing how it intended to regain compliance with the requirements.

DILUTION TO EXISTING STOCKHOLDERS IS LIKELY TO OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

          On June 30, 2004, 25,556,007 shares of our common stock were issued, of which 1,432,412 were held in treasury, and 27,997,313 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce the percentage ownership of existing stockholders in the Company. The following shares were reserved for issuance as of June 30, 2004:

         o Issued and outstanding stock options to purchase common shares totaling 2,176,355;
         o Issued and outstanding warrants to purchase common shares totaling 7,811,119;
         o Issued and outstanding warrant to purchase $577,500 of convertible redeemable subordinated notes with detachable warrants for 577,500 common shares, all of which are exercisable for or convertible into an aggregate 1,155,000 common shares;
         o Issued and outstanding warrant to purchase 15,000 shares of convertible preferred stock with detachable warrants for 75,500 common shares, all of which are exercisable for or convertible into an aggregate 575,000 common shares;
         o A restricted stock grant for common shares totaling approximately 450,000;
         o Shares issuable upon the conversion of convertible redeemable subordinated notes and preferred stock totaling a potential aggregate of 10,625,000 common shares;
         o Shares of our common stock currently not reflected as issued and outstanding totaling 500,000, (related to the Quisic acquisition and held in escrow pending the outcome of litigation) and 704,839 (relating to the Glyphics acquisition and held in escrow pending determination of the performance requirement and indemnity claims
              Note 10) have been excluded from the computation.

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

COMPETITION IN THE WEB CONFERENCING AND AUDIO CONFERENCING SERVICES MARKET IS INTENSE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY, PARTICULARLY AS A RESULT OF RECENT ANNOUNCEMENTS FROM LARGE SOFTWARE COMPANIES.

         The markets for Web conferencing and audio conferencing products and services are relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Many of our competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. We expect that we will face new competition as others enter our market to develop Web conferencing and audio conferencing services. These current and future competitors may also offer or develop products or services that perform better than ours. In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways.

FUTURE REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF INTERNET-BASED BUSINESS AND SERVICES.

         As commercial use of the Internet increases, federal, state and foreign agencies could enact laws or adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, such laws or regulations could limit the market for our products and services. Although they might not apply to our business directly, we expect that laws or rules regulating personal and consumer information could indirectly affect our business. It is possible that such legislation or regulation could expose us to liability which could limit the growth of our Web conferencing and audio conferencing products and services. Such legislation or regulation could dampen the growth in overall Web conferencing usage and decrease the Internet's acceptance as a medium of communications and commerce.

WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES.

         While audio conferencing provides a more recurring revenue base, a high percentage of our revenue is attributable to one-time purchases by our customers rather than long term recurring web conferencing ASP type contracts. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to achieve or sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger better-capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins.

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

THE GROWTH OF OUR BUSINESS SUBSTANTIALLY DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW SERVICES AND FEATURES IN A TIMELY MANNER.

         We acquired our Web conferencing software and business in November of 2002 and we acquired our audio conferencing business in June of 2004. With our focus on those products and services, our growth depends on our ability to continue to develop new features, products and services around that software and product line. We may not successfully identify, develop and market new products and features in a timely and cost-effective manner. If we fail to develop and maintain market acceptance of our existing and new products to offset our continuing development costs, then our net losses will increase and we may not be able to achieve or sustain profitability on a consistent basis.

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

         As of June 30, 2004, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $3.9 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtness bear fixed interest rates of 6% to 10%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 4.  CONTROLS AND PROCEDURES

         We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed as of June 30, 2004. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

         On August 11, 2004, the Company's independent auditors orally notified the Company's Audit Committee that they had identified significant deficiencies regarding the Company's internal controls. The deficiencies noted were the lack of sufficient management oversight over and the proper segregation of duties of the accounting department. Management of the Company has informed the Audit Committee that it is in process of hiring appropriate personnel and making changes in assigned roles and responsibilities to correct for such deficiencies.

         Based on the investigation by the Company's Audit Committee and additional procedures performed by management, the Company has concluded that, subject to the inherent limitations in all control systems, the Company's current disclosure controls and procedures are sufficient to timely alert the Company's management to material information relating to the Company that is required to be included in our periodic Securities and Exchange Committee filings, and that the internal controls are sufficient to provide reasonable assurance that the consolidated financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS
                  None

ITEM 3.       DEFAULTS OF SENIOR SECURITIES
                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.       OTHER INFORMATION
                  None

ITEM 6.       EXHIBITS

(a)  EXHIBITS

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



4.7(8)            Form of Convertible Redeemable Subordinated Note
4.8(8)            Form of Redeemable Warrant (2002 Private Placement Offering)
4.9(14)           Form of Redeemable Warrant (2003 Private Placement Offering)
+10.1(1)          Pentegra Dental Group, Inc. 1997 Stock Compensation Plan
+10.9(7)          Employment Agreement dated November 12, 2000 between the Company and James M. Powers, Jr.
+10.11(7)         Employment Agreement dated February 15, 2001 between the Company and James Dunn, Jr.
10.14(9)          Plan of Reorganization and Agreement of Merger by and among EDT Learning, Inc., Edge
                  Acquisition Subsidiary, Inc. and the Stockholders of Learning-Edge, Inc.
10.15(10)         Plan of Reorganization and Agreement of Merger by and among
                  EDT Learning, Inc., TW Acquisition Subsidiary, Inc.,
                  ThoughtWare Technologies, Inc. and the Series B Preferred
                  Stockholder of ThoughtWare Technologies, Inc.
10.16(11)         Asset Purchase Agreement by and among EDT Learning, Inc., and
                  Quisic Corporation. Common Stock Purchase Agreement by and
                  between EDT Learning, Inc., Investor Growth Capital Limited, A
                  Guernsey Corporation and Investor Group, L.P., A Guernsey
                  Limited Partnership and Leeds Equity Partners III, L.P.
10.16(12)         Asset Purchase Agreement by and among EDT Learning, Inc., and
                  Mentergy, Inc. and its wholly-owned subsidiaries, LearnLinc
                  Corp and Gilat-Allen Communications, Inc.
10.17(14)         Subcontractor Agreement between EDT Learning, Inc. and
                  Interactive Alchemy, Inc.
10.18(17)         Employment Agreement dated January 6, 2004 between iLinc Communications, Inc. and Nathan
                  Cocozza
10.19(17)         Note Purchase Agreement dated February 12, 2004 between iLinc Communications, Inc. and the
                  "Lenders"
10.20(17)         Unit Purchase and Agency Agreement dated April 19, 2004 between iLinc Communications, Inc. and
                  Cerberus Financial, Inc.
10.21(17)         Placement Agency Agreement dated March 10, 2004 between iLinc Communications, Inc. and
                  Peacock, Hislop, Staley, and Given, Inc.
10.22(16)         Asset Purchase Agreement and Plan of Reorganization by and
                  between iLinc Communications, Inc. and Glyphics
                  Communications, Inc.
++10.23           Employment Agreement dated June 1, 2004 between the Company and Gary L. Moulton
++10.24           Employment Agreement dated July 19, 2004 between the Company and John S. Hodgson
++14.1            Code of Ethics
16(13)            Letter re Change in Certifying Accountant
++31.1            Chief Executive Officer Section 302 Certification
++31.2            Principal Financial Officer Section 302 Certification
++32.1            Chief Executive Officer Section 906 Certification
++32.2            Principal Financial Officer Section 906 Certification

--------------------------------------------------------------------------------

       (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
       (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
       (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
       (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
       (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
       (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2000.
       (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2001.
       (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2002.
       (9) Previously filed as an exhibit to the Company's Form 8-K filed October 16, 2001.
       (10)Previously filed as an exhibit to the Company's Form 8-K filed January 30, 2002

       (11)Previously filed as an exhibit to the Company's Form 8-K filed July 2, 2002.
       (12)Previously filed as an exhibit to the Company's Form 8-K filed December 20, 2002.
       (13)Previously filed as an exhibit to the Company's Form 8-K filed April 3, 2003.
       (14)Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
       (15)Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
       (16)Previously filed as an exhibit to the Company's Form 8-K filed
           June 14, 2004.
       (17)Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

           + Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15 of Form 10-K.
           ++  Furnished herewith as an Exhibit


(b)  REPORTS ON FORM 8-K.

A Report on Form 8-K was filed April 20, 2004 furnishing under Item 9 disclosures regarding the closing of the $4.25 million Private Placement offering.

A Report on Form 8-K was filed April 23, 2004 furnishing under Item 5 information related to the resignation of Preston A. Zuckerman from the Company's Board of Directors.

A Report on Form 8-K was filed June 3, 2004 under Item 9 our press release announcing the execution of an Asset Purchase Agreement regarding the acquisition of certain assets of Glyphics Communications, Inc.

A Report on Form 8-K was filed June 14, 2004 under Item 2 disclosing the acquisition of certain assets of Glyphics Communications, Inc.

A Report on Form 8-K was filed June 17, 2004 under Item 12 our press release announcing our operating results for the quarter and fiscal year ended March 31, 2004.

A Report on Form 8-K was filed July 22, 2004 furnishing under Item 5 our press release announcing the hiring of John S. Hodgson as the Company's Chief Financial Officer and Senior Vice President.

A Report on Form 8-K/A was filed August 13, 2004 disclosing the pro forma unaudited combined financial statements reflecting the acquisition by the Company of certain assets of Glyphics Communications, Inc., on June 14, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, iLinc Communications, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ILINC COMMUNICATIONS, INC.
Dated: August 16, 2004

                                By:/s/ James M. Powers, Jr.
                                   --------------------------------------------
                                Chairman of the Board, President and Chief
                                Executive Officer


                                By:/s/ John S. Hodgson
                                   --------------------------------------------
                                Senior Vice President & Chief Financial Officer