Form 10-Q
period 2004-09-30
ILINC COMMUNICATIONS INC
filed 2004-11-18
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 --------------

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 1-13725


                                  -------------


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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at October 12, 2004 was 24,145,938, net of shares held in treasury.

================================================================================

                                           FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                                                            PAGE
                                                                                                         ----
        Item 1--Unaudited Condensed Consolidated Financial Statements

                 Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and
                 March 31, 2004........................................................................   4

                 Unaudited Condensed Consolidated Statements of Operations for the Three and Six
                 Months Ended September 30, 2004 and 2003..............................................   5

                 Unaudited Condensed Consolidated Statement of Changes in Shareholders'
                 Equity for the six months ended September 30, 2004....................................   6

                 Unaudited Condensed Consolidated Statements of Cash Flows for the Six
                 Months Ended September 30, 2004 and 2003..............................................   7

                 Notes to Unaudited Condensed Consolidated Financial Statements........................   8

         Item 2--Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................................................  18

         Item 3--Quantitative and Qualitative Disclosures about Market Risk............................  32

         Item 4--Controls and Procedures...............................................................  32

PART II--OTHER INFORMATION

         Item 1--Legal Proceedings.....................................................................  33

         Item 2--Change in Securities and Use of Proceeds..............................................  33

         Item 3--Defaults of Senior Securities.........................................................  33

         Item 4--Submission of Matters to a Vote of Security Holders...................................  34

         Item 5--Other Information.....................................................................  34

         Item 6--Exhibits .............................................................................  36

         Signatures....................................................................................  37

         Certifications................................................................................  38


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

                                                 PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                          ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           SEPTEMBER 30,
                                                                                               2004                MARCH 31,
                                                                                            (UNAUDITED)            2004 (A)
                                                                                          ----------------     ----------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................................     $         1,112      $           292
   Accounts receivable, net of allowance for doubtful accounts of $125 and $24,
     respectively ...................................................................               1,970                1,097
   Note receivable ..................................................................                  25                   25
   Prepaid and other current assets .................................................                 214                  108
                                                                                          ----------------     ----------------
     Total current assets ...........................................................               3,321                1,522

Property and equipment, net .........................................................               1,662                  310
Goodwill ............................................................................              10,551                9,190
Intangible assets, net ..............................................................               2,972                1,061
Note receivable .....................................................................                  --                   25
Other assets ........................................................................                  33                   51
 Assets of discontinued operations ..................................................                 193                  301
                                                                                          ----------------     ----------------
     Total assets ...................................................................     $        18,732      $        12,460
                                                                                          ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt, including notes to shareholders ...............     $           998      $           961
   Accounts payable and accrued liabilities .........................................               3,966                2,301
   Current portion of capital lease liabilities .....................................                 342                  289
   Deferred revenue .................................................................               1,032                1,084
                                                                                          ----------------     ----------------
     Total current liabilities ......................................................               6,338                4,635

Long term debt, less current maturities, net of discount of $2,360 and $1,960,
      respectively ..................................................................               6,466                4,444
Capital lease liabilities, less current maturities ..................................                 163                   15
                                                                                          ----------------     ----------------
     Total liabilities ..............................................................              12,967                9,094
                                                                                          ----------------     ----------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value 10,000,000 shares authorized, 127,500 and
     150,000 shares issued and outstanding, liquidation preference of $1,275,000
     and $1,500,000, respectively ...................................................                  --                   --
   Common stock, $.001 par value 100,000,000 shares authorized, 25,578,350 and
   19,257,304 issued, respectively ..................................................                  26                   19
   Additional paid-in capital .......................................................              42,151               36,395
   Accumulated deficit ..............................................................             (35,004)             (31,640)
   Less:  1,432,412 treasury shares at cost .........................................              (1,408)              (1,408)
                                                                                          ----------------     ----------------
     Total shareholders' equity .....................................................               5,765                3,366
                                                                                          ----------------     ----------------
     Total liabilities and shareholders' equity .....................................     $        18,732      $        12,460
                                                                                          ================     ================


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

                                            ILINC COMMUNICATIONS, INC., AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 -------------------------------     -------------------------------
                                                                      2004              2003              2004              2003
                                                                 -------------     -------------     -------------     -------------
Revenues:
   License .................................................     $        746      $        589      $      1,635      $      1,189
   Software and audio services .............................            1,420               299             2,131               567
   Maintenance and professional services ...................              568               505               939               979
                                                                 -------------     -------------     -------------     -------------
       Total revenues ......................................            2,734             1,393             4,705             2,735
                                                                 -------------     -------------     -------------     -------------

 Cost of revenues:
   License .................................................               37                77                79                94
   Software and audio services .............................            1,096               125             1,620               266
   Maintenance and professional services ...................              269               247               382               448
   Amortization of acquired developed technology ...........              125                56               202               113
                                                                 -------------     -------------     -------------     -------------
       Total cost of revenues ..............................            1,527               505             2,283               921
                                                                 -------------     -------------     -------------     -------------

Gross profit ...............................................            1,207               888             2,422             1,814
                                                                 -------------     -------------     -------------     -------------

Operating expenses:
   Research and development ................................              410               222               741               491
   Sales and marketing .....................................            1,259               501             2,281               896
   General and administrative ..............................              904               414             1,620               856
                                                                 -------------     -------------     -------------     -------------
       Total operating expenses ............................            2,573             1,137             4,642             2,243

Loss from operations .......................................           (1,366)             (249)           (2,220)             (429)

   Interest expense ........................................             (457)             (282)           (1,089)             (591)
   Interest income .........................................                8                 1                19                15
   Other income ............................................               (1)               --                10               (10)
   Gain on debt settlement .................................               14               (60)               22               291
                                                                 -------------     -------------     -------------     -------------
Loss from continuing operations before income taxes ........           (1,802)             (590)           (3,258)             (724)

Net income from discontinued operations ....................               --               129                --               137
                                                                 -------------     -------------     -------------     -------------

Net loss ...................................................     $     (1,802)     $       (461)     $     (3,258)     $       (587)
                                                                 =============     =============     =============     =============
Preferred stock dividends ..................................              (26)              (15)              (55)              (15)
Imputed preferred stock dividends ..........................               --              (247)               --              (247)
                                                                 -------------     -------------     -------------     -------------
Loss available to common shareholders ......................     $     (1,828)     $       (723)     $     (3,313)     $       (849)
                                                                 =============     =============     =============     =============
Loss per common share, basic and diluted
   From continuing operations ..............................     $      (0.08)     $      (0.05)     $      (0.15)     $      (0.06)

   From discontinued operations ............................               --                --                --              0.01
                                                                 -------------     -------------     -------------     -------------
   Net loss per common share ...............................     $      (0.08)     $      (0.05)     $      (0.15)     $      (0.05)
                                                                 =============     =============     =============     =============

Number of shares used in calculation of loss per share,
    basic and diluted ......................................           24,132            16,025            22,214            15,911
                                                                 =============     =============     =============     =============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)


                                        CONVERTIBLE
                                      PREFERRED STOCK           COMMON STOCK       ADDITIONAL                              TOTAL
                                  ----------------------- -----------------------   PAID-IN    ACCUMULATED   TREASURY  SHAREHOLDERS'
                                     SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL      DEFICIT       STOCK       EQUITY
                                  ----------- ----------- ----------- ----------- -----------  -----------  -----------  -----------
Balances, April 1, 2004 ........         150  $       --      19,257  $       19  $   36,395   $  (31,640)  $   (1,408)  $    3,366

Glyphics acquisition ...........          --          --       2,820           3       2,760           --           --        2,763
Warrant grant ..................          --          --          --          --          82           --           --           82
Vesting of restricted
stock grant ....................          --          --          --          --          20           --           --           20
Issuance of common stock
  in private placement
  (net of expenses) ............          --          --       1,635           2       1,738          (51)          --        1,689
Convertible notes
   converted to common
   stock .......................          --          --         714           1         493           --           --          494
Preferred stock conversions ....         (23)         --         450          --          --           --           --           --
Debt converted to common
  stock ........................          --          --         551          --         583           --           --          583
Preferred stock dividends ......          --          --          --          --          --          (55)          --          (55)
Stock option exercises .........          --          --         151           1          80           --           --           81
Net loss .......................          --          --          --          --          --       (3,258)          --       (3,258)
                                  ----------- ----------- ----------- ----------- -----------  -----------  -----------  -----------
Balances, September 30,
2004 ...........................         127  $       --      25,578  $       26  $   42,151   $  (35,004)  $   (1,408)  $    5,765
                                  =========== =========== =========== =========== ===========  ===========  ===========  ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                          (IN THOUSANDS)


                                                                         SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  -------------------------------
                                                                       2004              2003
                                                                  -------------     -------------
Net cash used in operating activities .......................     $     (1,773)     $    (1,017)
                                                                  -------------     -------------

Cash flows from investing activities:
   Capital expenditures .....................................             (105)               --
   Acquisitions, net of cash acquired .......................             (408)             (130)
   Deferred acquisitions costs ..............................              (35)               --
   Cash acquired in acquisition .............................                4                --
                                                                  -------------     -------------
        Net cash used in investing activities ...............             (544)             (130)
                                                                  -------------     -------------

Cash flows from financing activities:
   Proceeds from 2004 private placement .....................            4,250                --
   Proceeds from issuance of convertible preferred stock ....               --             1,500
   Preferred stock dividends ................................              (55)              (15)
   Proceeds from exercise of stock options ..................               81                --
   Repayment of long-term debt ..............................             (398)             (180)
   Repayment of capital lease liabilities ...................             (174)             (108)
   Financing costs incurred .................................             (669)             (212)
                                                                  -------------     -------------
        Net cash provided by  financing activities ..........            3,035               985
                                                                  -------------     -------------


Cash flows from continuing operations .......................              718              (162)

Cash flows from discontinued operations .....................              102               331
                                                                  -------------     -------------


        Net change in cash and cash equivalents .............              820               169


Cash and cash equivalents, beginning of period ..............              292               409
                                                                  -------------     -------------

Cash and cash equivalents, end of period ....................     $      1,112      $        578
                                                                  =============     =============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM
                          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ILINC COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. We develop and sell software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 7.5. Our customers may choose from several different pricing options for the iLinc Suite, and may receive our products on a stand-alone basis or integrated with one or a number of our other award-winning products, depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. We market our products using a direct sales force and a distribution channel consisting of referral agents, value-added resellers (VAR's). We allow customers to choose between purchasing a perpetual license or subscribing to a periodic license of our products, providing for flexibility in pricing and payment methods.

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

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended September 30, 2004 and 2003.

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

2. BASIS OF PRESENTATION AND LIQUIDITY

         The Company's condensed consolidated financial statements have been prepared on a basis which assumes that it will continue as a going concern and which contemplates the realization of its assets and the satisfaction of its liabilities and commitments in the normal course of business. The Company has a significant working capital deficiency, and has historically suffered substantial recurring losses and negative cash flows from operations. These matters, among others, including those more fully discussed herein, raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, our independent registered public accountants expressed their substantial doubt as to our ability to continue as a going concern in their report on our 2004 and 2003 consolidated financial statements included in our 2004 annual report on Form 10-K. Management's plan with regard to these matters include continued development, marketing and sale of its Web conferencing, audio conferencing and e-Learning products and services through both internal growth through direct and indirect sales efforts and by external growth by acquisition. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to generate profits or to provide adequate cash flows to sustain operations. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

         The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended September 30, 2004 and 2003.

                                              SIX MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------
                                                2004                2003
                                           ---------------    ---------------
    Risk free interest rate                 4.24% - 4.71%      3.88% - 4.45%
    Dividend yield                               0%                  0%
    Volatility factors of the expected
       market price of the Company's
       common stock                          89% - 194%          70% - 139%
    Weighted-average expected life of
       Options                                10 years            10 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                              ---------------------------------     --------------------------------
                                                                   2004               2003               2004               2003
                                                              --------------     --------------     --------------     -------------
Net loss available to common shareholders, as reported ...    $      (1,828)     $        (723)     $      (3,313)     $       (849)
Plus: Stock-based employee compensation expense
   included in reported net loss .........................               --                 --                 --                --
Less: Total stock-based employee compensation expense
   determined using fair value based method ..............             (102)               (28)              (160)              (86)
                                                              --------------     --------------     --------------     -------------
Pro forma net loss .......................................    $      (1,930)     $        (751)     $      (3,473)     $       (935)
                                                              ==============     ==============     ==============     =============
Loss per share:
Basic and diluted - as reported ..........................    $       (0.08)     $       (0.05)     $       (0.15)     $      (0.05)
                                                              ==============     ==============     ==============     =============
Basic and diluted - pro forma ............................    $       (0.08)     $       (0.05)     $       (0.16)     $      (0.06)
                                                              ==============     ==============     ==============     =============

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, "Share-Based Payment." This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method. The FASB has indicated that the effective date for this statement, when finalized would be for periods beginning after June 15, 2005. We are currently assessing the impact of this proposed Statement on our share-based compensation programs, however, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will increase our operating expenses and result in lower earnings per share.


4. EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the six months ended September 30, 2004 and 2003, options and warrants to purchase 10,209,474 and 9,531,977 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. Furthermore, a restricted stock grant of 450,000 shares has been excluded from the earnings per share calculations. Lastly, shares of our common stock currently not reflected as issued and outstanding totaling 500,000 (related to the Quisic acquisition and held in escrow pending the outcome of litigation) and 704,839 (relating to the Glyphics acquisition and held in escrow pending determination of the performance requirement and indemnity claims - Note 10) have been excluded from the computation.

5. GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:

                                                    ---------------------------
                                                    SEPTEMBER 30,    MARCH 31,
                                                    ---------------------------
                                                        2004            2004
                                                    ------------     -----------
                                                           (IN THOUSANDS)
           Goodwill...............................  $    10,551      $    9,190
                                                    ============     ===========

         The changes in the carrying amount of the goodwill for the six months ended September 30, 2004 (in thousands):


Balance, March 31, 2004.............................................. $   9,190
   Mentergy royalty earnout..........................................       408
   Glyphics acquisition..............................................       953
                                                                      ----------
Balance, September 30, 2004.......................................... $  10,551
                                                                      ==========

         Intangible assets consisted of the following (in thousands):

                                                                   SEPTEMBER 30, 2004
                                               ----------------     ----------------     ----------------
                                                GROSS CARRYING        ACCUMULATED
                                                    AMOUNT            AMORTIZATION            NET
                                               ----------------     ----------------     ----------------

      AMORTIZED INTANGIBLE ASSETS:
         Deferred offering costs .....         $         1,117      $          (244)     $           873
         Purchase software ...........                   1,482                 (543)                 939
         Customer relationship .......                   1,260                 (100)               1,160
                                               ----------------     ----------------     ----------------
                                               $         3,859      $          (887)     $         2,972
                                               ================     ================     ================

                                                                     MARCH 31, 2004
                                               ----------------     ----------------     ----------------
                                                GROSS CARRYING        ACCUMULATED
                                                    AMOUNT            AMORTIZATION            NET
                                               ----------------     ----------------     ----------------
         Deferred offering costs .....         $           887      $          (161)     $           726
         Purchase software ...........                     675                 (343)                 332
         Customer relationship .......                      32                  (29)                   3
                                               ----------------     ----------------     ----------------
                                               $         1,594      $          (533)     $         1,061
                                               ================     ================     ================

6. ACCOUNT PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following:

                                                             ---------------------------
                                                              SEPTEMBER 30,    MARCH 31,
                                                              --------------------------
                                                                 2004           2004
                                                              -----------    -----------
                                                                      (IN THOUSANDS)
   Accounts payable trade ...............................     $    1,848     $    1,000
   Accrued state sales and federal excise tax ...........            175             40
   Accrued interest .....................................            270            204
   Amount payable to Quisic shareholders ................            150             50
   Amounts related to acquisitions ......................            224             33
   Accrued salaries and related benefits ................            321            190
   Amount payable to third party providers ..............            663            327
   Amount payable to Interactive Alchemy ................            123            149
   Deferred rent liability ..............................             67             80
   Lease termination liability ..........................             93            171
   Other ................................................             32             57
                                                              -----------    -----------
      Total accounts payable and accrued liabilities.....     $    3,966     $    2,301
                                                              ===========    ===========

                                       11

7. LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                       -------------------------
                                                       SEPTEMBER 30,  MARCH 31,
                                                       -------------------------
                                                          2004         2004
                                                        --------     --------
                                                            (IN THOUSANDS)

   Convertible redeemable subordinated notes.......     $ 5,625      $ 5,625
   Convertible redeemable subordinated notes ......          --          500
   Senior notes ...................................       3,187           --
   Subordinated promissory notes ..................          --          913
   Shareholders' notes payable ....................         282          287
   Notes payable ..................................         730           40
                                                        --------     --------
                                                          9,824        7,365
   Less: current portion of long-term debt ........        (998)        (961)
            Discount ..............................      (1,534)        (882)
            Beneficial conversion feature .........        (826)      (1,078)
                                                        --------     --------
   Long-term debt .................................     $ 6,466      $ 4,444
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

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that was used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that had a term of 24 months. The notes bore interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months and required quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes could convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share. At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which was to be amortized as interest expense over the 2-year life of the debt. During the six months ending September 30, 2004, the holders of those notes fully converted the principal balance of their notes into 714,285 shares of the Company's common stock and the full amount recorded as a result of the beneficial conversion feature was expensed in the period. The common stock issued upon conversion of these notes was registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

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

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued $468,000 of notes to certain shareholders who had provided capital prior to the IPO. These notes are due in April of 2005 and require quarterly payments of interest only at the rate of 10%. The outstanding principal balance on these notes is $278,000 as of September 30, 2004.

         In connection with the Company's acquisition of Glyphics
Communications, Inc. (Note 10), the Company assumed $751,000 in loan obligations, the unpaid balance of which ($730,000 at September 30, 2004) is currently due in the short term. The rates of interest on such notes range from 4% to 10% per annum.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to September 30, 2004 were as follows (in thousands):

         2005...................................................  $     998
         2006...................................................          8
         2007...................................................      3,193
         2008...................................................         --
         2009...................................................         --
         Thereafter.............................................      5,625
                                                                  ----------
                                                                  $   9,824
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

         At September 30, 2004, stock options had been granted that represent the right to acquire 2,398,355 shares of the Company's common stock. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events), and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The stock options vest at varying rates over a one to five year period.

         The following is a summary of the stock options activity for the six-month period ended September 30, 2004:

                                                                                WEIGHTED
                                                    NUMBER OF    WEIGHTED       AVERAGE
                                                     SHARES      AVERAGE      FAIR-VALUE
                                                   UNDERLYING    EXERCISE     OF GRANTED
                                                     OPTIONS      PRICES        OPTIONS
                                                   ----------   ----------   ------------
         Outstanding at March 31, 2004 ........    2,282,855    $    1.43
         Granted ..............................      358,000         0.82    $      1.00
                                                                             ============
         Exercised ............................     (151,160)        0.50
         Forfeited ............................      (91,340)        0.72
         Expired ..............................           --
                                                   ----------   ----------
         Outstanding at September 30, 2004 ....    2,398,355    $    1.36
                                                   ==========   ==========

         On September 20, 2004, the Compensation Committee approved 349,900 options to be granted to employees on October 1, 2004. These options have a contractual life of 10 years and a vesting schedule of 25% six months after the date of grant and then one-thirty-sixth per month thereafter.

         The following is a summary of the exercise prices of the outstanding stock options as of September 30, 2004:

                                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                            --------------------------------------------------  -------------------------
                                             WEIGHTED                                           WEIGHTED
                                             AVERAGE       WEIGHTED AVERAGE                     AVERAGE
                              NUMBER OF      EXERCISE    REMAINING CONTRACTUAL    NUMBER OF     EXERCISE
                               SHARES         PRICE          LIFE (YEARS)          SHARES        PRICE
                            -------------- ----------- -----------------------  -------------  ----------

     $   0.01 - $   0.99       1,671,956    $  0.49             6.15               977,676      $  0.56
     $   1.00 - $   1.99         123,125    $  1.52             6.79                87,125      $  1.72
     $   2.00 - $   2.99         430,000    $  2.22             4.77               430,000      $  2.22
     $   3.00 - $   8.50         173,274    $  6.98             3.58               173,274      $  6.98
                              -----------                                       -----------
                               2,398,355                                         1,668,075
                              ===========                                       ===========

         The following is a summary of information concerning outstanding warrants to purchase the Company's common stock as of September 30, 2004:

                                                WARRANTS OUTSTANDING                WARRANTS EXERCISABLE
                             --------------------------------------------------  -------------------------
                                              WEIGHTED                                            WEIGHTED
                                              AVERAGE       WEIGHTED AVERAGE                      AVERAGE
                               NUMBER OF      EXERCISE    REMAINING CONTRACTUAL      NUMBER OF    EXERCISE
                                SHARES         PRICE          LIFE (YEARS)           SHARES        PRICE
                             -------------- ----------- -----------------------  -------------  ----------
     $   0.40 - $   0.40          250,000    $  0.40             2.13              250,000       $  0.40
     $   0.42 - $   0.42          543,182    $  0.42             6.89              543,182       $  0.42
     $   0.44 - $   0.44          132,972    $  0.44             6.95              132,972       $  0.44
     $   0.50 - $   0.50           25,000    $  0.50             1.25               25,000       $  0.50
     $   0.78 - $   0.78          163,455    $  0.78             2.55              163,455       $  0.78
     $   1.50 - $   1.50          921,510    $  1.50             2.89              921,510       $  1.50
     $   3.00 - $   3.00        5,775,000    $  3.00             0.49            5,775,000       $  3.00
                               -----------                                      -----------
                                7,811,119                                        7,811,119
                               ===========                                      ===========

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

9. COMMITMENTS AND CONTINGENCIES


         The Company is subject to various commitments and contingencies as described in Note 14 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2004. During the six-month period ended September 30, 2004, the following changes occurred with respect to certain of the Company's commitments and contingencies:

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment due upon sales of its Web conferencing products. The royalty earn-out was originally equal to 20% for all revenues collected from the sale or license of that Web conferencing software (originally named LearnLinc) over a three-year period beginning with the closing date of November 4, 2002, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount being $5,000,000. After settling with one of the original Mentergy partners, the royalty has been reduced to 18.7%. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF No. 95-8 at the time such amounts are accrued as revenue. The Company has accrued Mentergy royalties totaling $201,000 for the period ended September 30, 2004.

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

         In exchange for the assets received, the Company assumed $2.1 million in debt and issued 2.8 million shares of its common stock. An additional 704,839 shares of the Company's common stock is currently being held in escrow and is subject to the claims of the Company for: (1) the amount, if any, that the audited audio conferencing business revenues (as defined in the asset purchase agreement) earned by the Company during the twelve months after the closing date are less than the audited audio conferencing business revenues (as defined in the asset purchase agreement) recorded by Glyphics during the twelve months ending December 31, 2003, (2) the representations and warranties made by Glyphics' and its shareholders in the asset purchase agreement, and (3) the amount if any that the liabilities accrued or paid by the Company are in excess of those specifically scheduled and assumed as part of the asset purchase agreement. Those contingent escrow shares are contractually required to be returned to the Company by the escrow agent in the event that those revenue performance targets and contingent liability requirements are not achieved. As of September 30, 2004, the Company had accrued certain liabilities in excess of those scheduled and therefore, may be making a claim against those shares.

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

                                                                                    AMOUNT
                                                                                 ------------
       Issuance of iLinc's common stock (valued at $0.98 per share
               using the five day average closing price) ............            $     2,763
       Additional acquisition costs..................................                    313
       Assumed liabilities...........................................                  2,085
                                                                                 ------------
          Total purchase price.......................................            $     5,161
                                                                                 ============

         The total purchase price was allocated to assets acquired, in accordance with SFAS No. 141 "Business Combinations," based upon estimated fair market values as determined by an appraisal report obtained from an independent appraisal firm. Management of the Company is currently reviewing such appraisal and expects to finalize this purchase price allocation in the Company's next fiscal quarter. The excess purchase price over the estimated fair market value of the tangible and intangible assets acquired was allocated to goodwill. As this transaction is intended to qualify as a tax-free acquisition, the tax bases of the acquired assets remain unchanged. As a result, a deferred tax liability of $1,132,000 has been established in an amount equal to the Company's statutory tax rate multiplied by the difference between the allocated book value of acquired non-goodwill assets and the tax bases of those assets. This increase to deferred tax liability resulted in a corresponding increase to the acquired goodwill. However, due to the presence of a valuation allowance against the net deferred tax asset, a second entry was then recorded to report the impact of the necessary decrease to the valuation allowance, with the offset being a reduction in acquired goodwill. The net result of these entries was to increase the deferred tax liability and decrease the valuation allowance by the same amount.

        The purchase price of Glyphics has been allocated as follows:

                                                                                    PURCHASE
                                                                                PRICE ALLOCATION
                                                                                ----------------
                                                                                 (IN THOUSANDS)
       Current assets................................................           $          616
       Property and equipment........................................                    1,609
       Goodwill .....................................................                      953
       Identifiable intangible assets ...............................                    2,035
       Current liabilities...........................................                   (1,324)
       Notes payable.................................................                     (751)
       Capital leases................................................                     (375)
       Common stock..................................................                       (3)
       Additional paid-in capital....................................                   (2,760)
                                                                                ---------------
                                                                                $           --
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

                                                                                     PRO FORMA
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 -----------------------------------------------
                                                                   THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                                      ENDED            ENDED           ENDED
                                                                    SEPTEMBER        SEPTEMBER       SEPTEMBER
                                                                     30, 2003         30, 2004       30, 2003
                                                                 -----------------------------------------------
Revenues........................................................   $     2,306     $     5,297      $     4,424
Loss from continuing operations.................................          (111)         (2,450)          (1,166)
 Net loss from continuing operations............................          (899)         (3,499)          (1,923)

Loss per basic and diluted share from continuing operations.....   $     (0.05)    $     (0.15)     $     (0.10)

 Weighted average shares outstanding:
    Basic and diluted...........................................        18,844          23,154           18,730

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

         A summary of the results from discontinued operations for the six months ended September 30, 2004 and 2003 are as follows (in thousands):

                                                                             SIX MONTHS ENDED SEPTEMBER 30,
                                                                                 2004              2003
                                                                            --------------    --------------
         Net revenue ..................................................     $          --     $         117
         Operating expenses ...........................................                --               (27)
                                                                            --------------    --------------
         Income from operations .......................................                --               144
         Interest expense .............................................                --               (68)
         Interest income ..............................................                --                16
         Gain on termination of service agreements with Affiliated
           Practices ..................................................                --                14
         Gain on debt settlement ......................................                --                31
         Tax expense ..................................................                --                --
                                                                            --------------    --------------
         Net income from discontinued operations ......................     $          --     $         137
                                                                            ==============    ==============

         Interest expense of $0 and $68,000 for six months ended September 30, 2004 and 2003 was allocated to the discontinued dental practice management services business segment since it relates to specific debts that were incurred in order to provide the dental practice management services.

         A summary of the assets of our discontinued operations are as follows:

                                                                SEPTEMBER 30,      MARCH 31,
                                                                    2004             2004
                                                                -------------    ------------
                                                                        (IN THOUSANDS)
              Notes receivable, net...........................  $        193     $       301
                                                                -------------    ------------
                                                                $        193     $       301
                                                                =============    ============


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

OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 7.5. Our customers may choose from several different pricing options for the iLinc Suite, and may receive our products on a stand-alone basis or integrated with one or a number of our other award-winning products, depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, employee training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. We market our products using a direct sales force and a distribution channel consisting of referral agents, international and national value-added resellers (VAR's). We allow customers to choose between purchasing a perpetual license or subscribing to a periodic license of our products, providing for flexibility in pricing and payment methods.

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

INDUSTRY TRENDS

         We see several emerging industry trends in the Web conferencing and audio conferencing industries that we believe make us well positioned to take advantage of the predicted market growth. First, the industries that have embraced Web conferencing to a large degree continue to be the financial services sector, high technology sector and professional services sector. According to a recent report by the analyst group Frost and Sullivan, these three segments represented 52.2% of the total Web conferencing revenues in 2002 and will continue to be the largest single markets for Web conferencing revenue by 2009. Frost & Sullivan has also identified Professional Service agencies as a large adopter of the Web Conferencing from now until 2009. To that end, we now have more than 200 professional service companies that have chosen our Web conferencing solution as their tool of choice, including some of the larger organizations inside the Fortune 1000.

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

         Third, we expect to see an increase in the demand for a single source for audio and Web conferencing. Frost and Sullivan have noted in a separate report on audio conferencing that the demand for integrated audio, web, and video conferencing solutions continues to surge as end user needs for easy-to-use, single-source solutions swell. Developing and proving a truly converged user environment and experience, including the integration of audio, web and video conferencing technologies is essential. With our acquisition of Glyphic Communications we are now able to provide a single source for deeply integrated Web, audio, video as well as voice over IP. Increasingly, the vendor selection made for Web conferencing determines the selection made for audio conferencing. We have already made significant progress in selling Web conferencing products to the Glyphics customer base as well as selling audio conferencing to our customer base. We believe that another benefit of the integrated conferencing approach is customer retention. According to the same Frost and Sullivan report, when Web conferencing and audio conferencing are sold together as an integrated package there is a significant increase in retention of the audio conferencing service. We have also found from customer surveys, this to be true and are continuing to create incentives for our audio customers to be Web and audio customers to drive this retention.

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

         First, we offer flexible licensing options that allow organizations to pay a one-time license fee to install the software inside of their environment, or organizations can contract with us annually to use our Web and audio conferencing services through an ASP arrangement. We also offer the ability for organizations to purchase perpetual licenses which we will then provide hosting for in our co-location facility. We find this flexibility to be an important differentiator for customers making an enterprise-wide decision. As Frost & Sullivan notes, in many instances, Web conferencing is a migratory technology (from ASP to installed software) - new users tend to first utilize Web conferencing ASP services as they offer much more flexibility in terms of usage, ability to utilize multiple solutions, and require less up-front investment, and are less burdensome on enterprise resources. Therefore, a majority of new users that adopt web conferencing prior to 2007 are expected to initially adopt an ASP service-based solution, and then migrate to the purchase of a perpetual license.

         Second, as noted earlier we provide a completely integrated Web, audio, video and voice-over-IP conferencing solution with what we believe to be a rich-feature set. According to Web conferencing analysts, as the industry moves beyond the boundaries imposed by the term "web conferencing" to more of a rich media communications environment, those vendors that are ahead of the curve in terms of features and functionality will be around for the long-term survival. Vendors offering a "me too" solution are not expected to be active long-term competitors and are expected to disappear in the form of consolidation, acquisitions, or all together exit the market because of shrinking profits.

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

         We believe that all of these factors make our solution compelling to our target markets, but we also recognize that in order to grow our market share within the financial services, high technology and professional services verticals we need to develop products that address their specific needs. To that end, we have aligned our sales, marketing and product development efforts to build Web and audio conferencing functionality that addresses specific pains within each of our identified markets.

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

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended September 30, 2004 and September 30, 2003 were $2.7 million and $1.4 million respectively, an increase of $157,000 in license revenues, $1,121,000 in software and audio services revenues and $63,000 and maintenance and professional services revenues. The increase is a result of the Company's continuing expansion into the Web conferencing marketplace and has been primarily fueled by the acquisition of the LearnLinc assets from Mentergy. In addition, the increase was a result of an increase in audio conferencing revenues of $981,000 for the three months ended September 30, 2004, which included revenues of $943,000 from the Glyphics acquisition. They were no audio conferencing revenues for the three months ended September 30, 2003.

         Total revenues generated from continuing operations for the six months ended September 30, 2004 and September 30, 2003 were $4.7 million and $2.7 million respectively, an increase of $446,000 in license revenues and $1,564,000 in software and audio services revenues and a decrease of $40,000 and maintenance and professional services revenues. As noted above, the increase is a result of the Company's continuing expansion into the Web conferencing marketplace and has been primarily fueled by the acquisition of the LearnLinc assets from Mentergy. In addition, audio conferencing revenues for the six months ended September 30, 2004 were $1.3 million, which were substantially all related to the Glyphics acquisition. There were no audio conferencing revenues for the six months ended September 30, 2003. The decrease in maintenance and professional services revenues was a result in the decrease in custom content revenue of $95,000 and a decrease in maintenance on learning management software of $15,000 offset by an increase of $80,000 in maintenance related to the increase in LearnLinc license sales.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of license revenue is driven by the amount of licenses sold. It consists of royalty fees paid to third-parties on sale of certain product licenses and costs for fulfillment and materials. Cost of license revenues for the three months ended September 30, 2004 and September 30, 2003 were $37,000 and $77,000 respectively, a decrease of $40,000. The decrease is related to the decrease in royalty bearing product license sales in the three months ended September 30, 2004 as compared to September 30, 2003.

         Cost of license revenues for the six months ended September 30, 2004 and September 30, 2003 were $79,000 and $94,000 respectively, a decrease of $15,000. As noted above, the decrease is related to the decrease in royalty bearing product license sales in the six months ended September 30, 2004 as compared to September 30, 2003.

         Cost of software and audio services revenue include salaries and related expenses for our ASP, hosted and audio services organizations, an overhead allocation consisting primarily of a portion of our facilities, communications and depreciation expenses that are attributable to providing these services, an allocation of technical support costs attributable to providing support for these services and direct costs related to our ASP, hosting and audio services offerings. Cost of software and audio services for the three months ended September 30, 2004 and September 30, 2003 were $1.1 million and $125,000, respectively, an increase of $971,000. This increase is primarily a result of the acquisition of the Glyphics audio business in June 2004. Cost associated with the audio business for the three months ended September 30, 2004 were $881,000. They were no audio conferencing costs for the three months ended September 30, 2003.

         Cost of software and audio services for the six months ended September 30, 2004 and September 30, 2003 was $1.6 million and $266,000, respectively, an increase of $1.3 million. This increase is primarily a result of the acquisition of the Glyphics audio business in June 2004. Cost associated with the audio business for the six months ended September 30, 2004 were $1.2 million. They were no audio conferencing costs for the six months ended September 30, 2003.

         Cost of maintenance and professional services revenue include an allocation of technical support costs related to the services, an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses that is attributable to providing these services and third party costs related to our custom content revenue. Cost of maintenance and professional services for the three months ended September 30, 2004 and September 30, 2003 was $269,000 and $247,000, respectively, an increase of $22,000. This increase is primarily attributable to the increase in third party costs associated with our custom content revenue which increased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

         Cost of maintenance and professional services for the six months ended September 30, 2004 and September 30, 2003 was $382,000 and $448,000,
respectively, a decrease of $66,000. This decrease is primarily attributable to the decrease in third party costs associated with custom content revenue.

         Amortization of acquired developed technology consists of amortization of acquired software technology from the Mentergy, Glyphics, and Quisic acquisitions. Amortization of acquired technology for the three months ended September 30, 2004 and September 30, 2003 was $125,000 and $56,000,
respectively, an increase of $69,000 which is related to the amortization of the Glyphics technology. Amortization of acquired technology for the six months ended September 30, 2004 and September 30, 2003 was $202,000 and $113,000, respectively, an increase of $89,000 which is related to the amortization of the Glyphics related technology.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The Company incurred operating expenses from continuing operations of $2.6 million for the three months ended September 30, 2004, an increase of $1.5 million from $1.1 million for the three months ended September 30, 2003. The Company incurred operating expenses from continuing operations of $4.6 million for the six months ended September 30, 2004, an increase of $2.4 million from $2.2 million for the six months ended September 30, 2003.

         Research and development expenses represent expenses incurred in connection with the development of new products and new product versions and consist primarily of salaries and benefits, communication equipment, supplies and an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses. Research and development expenses from continuing operations for the three months ended September 30, 2004 and September 30, 2003 were $410,000 and $222,000, respectively, an increase of $188,000. The increase is a result of additional expenses from the Glyphics acquisition that included salaries and related benefits expense of $77,000, increases in salaries and benefits of $47,000 related to an increase of four FTE's, and third party labor costs related to the new product launch and development support of $27,000.

         Research and development expenses from continuing operations for the three months ended September 30, 2004 and September 30, 2003 were $741,000 and $491,000, respectively, an increase of $250,000. The increase is a result of additional expenses from the Glyphics acquisition that included salaries and related benefits expense of $95,000, increases in salaries and benefits of $71,000 related to an increase of five FTE's, telephone and telecommunications cost of $63,000 and third party labor costs related to the new product launch and development support of $29,000 offset by reductions of salaries and benefits of $67,000 associated with the elimination of personnel related to the Quisic acquisition.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, other marketing literature, and an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses. Sales and marketing expenses from continuing operations were $1.3 million and $501,000 for the three months ended September 30, 2004 and September 30, 2003, respectively, an increase of $758,000. The increase is a result of increased salaries and related benefits of $217,000 due to an increase in sales and marketing full-time equivalents ("FTE's") from 16 in September 2003 to 27 in September 2004 excluding Glyphics sales positions, increases in marketing expense of $279,000 relating to increased attendance at trade shows, marketing lead generation activities and advertising costs and the costs associated with the Company's name change, and costs associated with the addition of sales positions from the Glyphics acquisition of $120,000.

         Sales and marketing expenses from continuing operations were $2.3 million and $896,000 for the six months ended September 30, 2004 and September 30, 2003, respectively, an increase of $1.4 million. The increase is a result of increases salaries and related benefits of $497,000 due to an increase in sales and marketing FTE's, increases in marketing expense of $455,000 relating to increased attendance at trade shows, marketing lead generation activities and advertising costs and the costs associated with the Company's name change, and costs associated with the addition of sales positions from the Glyphics acquisition of $197,000.

         General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel, office costs, an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses and other general corporate expenses. During the three months ended September 30, 2004 and September 30, 2003, general and administrative expenses from continuing operations were $904,000 and $414,000, respectively, an increase of $490,000. The change in general and administrative expenses was primarily due to increases in bad debts of $131,000, warrant cancellation costs of $71,000, increases in accounting fees of $66,000, consulting and temporary labor costs of $51,000, recruiting costs related to the hire of the new CFO of $35,000, increases in investor relations of $20,000, additional board of directors fees of $19,000.

         During the six months ended September 30, 2004 and September 30, 2003, general and administrative expenses from continuing operations were $1.6 million and $856,000, respectively, an increase of $764,000. The change in general and administrative expenses was primarily due to increases in bad debts of $164,000, increases in accounting fees of $136,000, an increase in executive bonuses of $75,000, consulting and temporary labor costs of $72,000, warrant cancellation costs of $83,000, increases in investor relations of $56,000, recruiting costs related to the hire of the new CFO of $35,000, additional board of directors fees of $19,000.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations of $457,000 for the three months ended September 30, 2004 increased by $174,000 from $282,000 for the three months ended September 30, 2003. The increase was primarily a result of an increase in non-cash interest expense of $64,000 relating to debt and equity conversions of the convertible promissory notes, and additional interest of $80,000 relating to the addition of senior notes from the private placement offering in April 2004 and $27,000 related to debt assumed through the Glyphics acquisition. For the three months ended September 30, 2004, total non-cash interest expense was approximately $162,000.

         Interest expense from continuing operations of $1.1 million for the six months ended September 30, 2004 increased by $498,000 from $591,000 for the six months ended September 30, 2003. The increase was primarily a result of an increase in non-cash interest expense of $260,000 relating to debt and equity conversions of the convertible promissory notes, and additional interest of $144,000 relating to the addition of senior notes from the private placement offering in April 2004 and $32,000 related to debt assumed through the Glyphics acquisition. For the three months ended September 30, 2004, total non-cash interest expense was approximately $521,000.

GAIN ON SETTLEMENT OF DEBT AND OTHER OBLIGATIONS FROM CONTINUING OPERATIONS

         During the three months ended September 30, 2004, the Company recognized a gain of $8,000 relating to the termination and lease settlement of vacated office space in Memphis, TN. On July 23, 2004 the Company entered into a lease settlement for $93,000 plus certain fixed assets with a net book value of $6,000 to settle all claims related to the lease of approximately $107,000.

         During the three months ended September 30, 2003, the Company recognized a gain of $222,000 relating to the settlement of debt and other obligations. This was offset by a loss on the conversion of shareholder notes to common stock of $252,000. The resulting net loss for the three months ended September 30, 2003 was $30,000. Of the $222,000 in gain recognized, approximately $31,000 related to settlements related to the dental practice business resulting in a net loss from continuing operations of $61,000.

         During the six months ended September 30, 2004, the Company recognized a gain of $8,000 relating to a lease settlement. As part of the acquisition of LearnLinc from Mentergy in November of 2002, the Company assumed a lease for computer equipment of $30,500. On June 15, 2004, the Company was notified by the lessor that all claims and amounts due were to be settled for a final amount due of $22,500.

         During the six months ended September 30, 2003, the Company recognized a gain of $352,000 relating to a state sales tax settlement. As part of the acquisition of ThoughtWare in January of 2002, the Company assumed a sales and use tax liability of $384,000. On July 29, 2003, the Company was notified by the state taxing authorities that the amount due relating to the sales tax would be removed from the assessment resulting in a net amount due of $32,000. As the purchase allocation period to the acquisition was closed, the $352,000 was recorded as other income rather than a reduction to goodwill.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded no tax benefit during the three or six months ended September 30, 2004 or 2003 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its web conferencing and audio conferencing business strategy. At March 31, 2004, the Company has a net deferred tax asset of $10.7 million with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of five to thirteen years.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. Results of operations from this segment are presented as discontinued operations for the fiscal years ended March 31, 2004 and 2003 in accordance with SFAS 146 "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES".

         Net income from discontinued operations for the three months ended September 30, 2004 and 2003 was $0 and $129,000, respectively. Net income from discontinued operations for the six months ended September 30, 2004 and 2003 was $0 and $137,000, respectively. Cash flows provided by discontinued operations were $102,000 and $331,000 for the six months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a working capital deficiency, has incurred operating losses and has negative cash flows from continued operations. The Company currently does not have existing working capital and does not generate positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term. These matters, among others, including those more fully discussed herein, raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, our independent registered public accountants expressed their substantial doubt as to our ability to continue as a going concern in their report on our 2004 and 2003 consolidated financial statements included in our 2004 annual report on Form 10-K. Our plan with regard to these matters includes the continued development, marketing and licensing of our iLinc Suite of products and services through both internal sales efforts and through external channel partnerships. We plan to expand where appropriate with external growth by acquisition, with those acquisitions possibly including providers of audio conferencing as well as Web conferencing products and services. Although we continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its Web collaboration and audio conferencing products and services to generate profits or to provide adequate cash flows to sustain our operations. Our continuation as a Company may be dependent on our ability to either raise additional capital, continue to increase sales and revenues, or generate positive cash flows from operations in order to ultimately achieve profitability.

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

         As of September 30, 2004, the Company had a working capital deficit of $3.0 million. Current assets included $1.1 million in cash, $2.0 million in accounts receivable, $214,000 in prepaids and $25,000 in notes receivable. Current liabilities consisted of $1.0 million of deferred revenue, $1.3 million of current maturities of long-term debt and capital leases and $4.0 million in accounts payable and accrued liabilities.

         Cash used in operating activities from continuing operations was $1.8 million during the six months ended September 30, 2004 and $1.0 million during the six months ended September 30, 2003. Cash used in operating activities during the six months ended September 30, 2004 was primarily attributable to a net loss of $3.3 million, increases in accounts receivable, prepaid expenses, and deferred revenue of $371,000, $106,000, and $87,000, respectively. These items were partially offset by increases in accounts payable and accrued liabilities of $647,000 and non-cash expenses and revenues of $1,380,000. Cash used in operating activities from continuing operations during the six months ended September 30, 2003 was primarily attributable to a net loss of $587,000, increases in accounts receivable of $363,000, decreases in deferred revenue of $196,000 and increases in prepaid expenses of $97,000. These items were partially offset by non-cash expenses and revenues of $317,000.

         Cash used by investing activities from continuing operations was $544,000 for the six months ended September 30, 2004 and was $130,000 for the six months ended September 30, 2003. Cash used by investing activities for the six months ended September 30, 2004 was due to $408,000 of acquisition related royalty expenses, $105,000 of capital expenditures, and $35,000 of deferred offering costs. Cash used in investing activities during the six months ended September 30, 2003 was due to acquisition related royalty expenses of $130,000.

         Cash provided by financing activities from continuing operations was $3.0 million during the six months ended September 30, 2004, while cash provided by financing activities from continuing operations was $985,000 during the six months ended September 30, 2003. Cash provided in financing activities during the six months ended September 30, 2004 was primarily due to the net proceeds of $3.6 million related to the issuance of unsecured senior notes and common stock of the company in April 2004, offset by repayment of debt and capital leases of $572,000. Cash provided by financing activities during the six months ended September 30, 2003 was primarily attributable to issuance of convertible preferred stock of $1.3 million offset by the repayment of debt and capital leases totaling $288,000.

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

         On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events, with a floor of $0.30), and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000. The Company used the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities. The cash proceeds of the private placement of convertible preferred stock was allocated pro-rata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the quarter ending September 30, 2004, holders of 22,500 shares of preferred stock converted their stock into 450,000 shares of the Company's common stock.

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that was used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that had a term of 24 months. The notes bore interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months and required quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes could convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share. At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which was to be amortized as interest expense over the 2-year life of the debt. During the quarter ending September 30, 2004, the holders of those notes fully converted the principal balance of their notes into 714,285 shares of the Company's common stock and the full amount recorded as a result of the beneficial conversion feature was expensed in the period. The common stock issued upon conversion of these notes was registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

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

CONTRACTUAL OBLIGATIONS

         The following schedule details all of the Company's indebtedness and the required payments related to such obligations at September 30, 2004 (in thousands):

                                                        DUE IN                                   DUE IN YEARS
                                                       LESS THAN       DUE IN       DUE IN YEAR    FOUR AND     DUE AFTER
                                          TOTAL        ONE YEAR       YEAR TWO         THREE         FIVE       FIVE YEARS
                                       -----------    -----------    -----------    -----------    ---------    ----------
Long term debt ...................     $    9,824     $      998     $        8     $    3,193     $     --     $   5,625
Capital lease obligations ........            505            342            163             --           --            --
Operating lease obligations ......          1,223            586            466            171           --            --
Base salary commitments
   under employment
   agreements ....................          1,596            824            772             --           --            --
                                       -----------    -----------    -----------    -----------    ---------    ----------
Total contractual obligations ....     $   13,148     $    2,750     $    1,409     $    3,364     $     --     $   5,625
                                       ===========    ===========    ===========    ===========    =========    ==========

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The more significant areas requiring use of estimates relate to revenue recognition, estimates of value in purchase price allocations, accounts receivable and notes receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets, and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We have a limited operating history in the Web conferencing and audio conferencing business. While the organizations that we have acquired have been engaged in their respective business for over five years, we only recently acquired those assets and have undertaken to integrate their assets into our operations at varying levels. Over the past 30 months, we have made significant changes to our product mix and service mix, our growth strategies, our sales and marketing plans, and other operational matters. As a result, it may be difficult to evaluate an investment in our company. Given our recent investment in technology, we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the competitive and rapidly changing nature of the Web conferencing and audio conferencing markets makes it difficult for us to predict future results. Our business strategy may be unsuccessful and we may be unable to address the risks we face.

WE FACE RISKS INHERENT IN INTERNET-RELATED BUSINESSES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS.

         We face risks frequently encountered by companies in new and rapidly evolving markets such as Web conferencing and audio conferencing. We may fail to adequately address these risks and, as a consequence, our business may suffer. To address these risks among others, we must successfully introduce and attract new customers to our products and services; successfully implement our sales and marketing strategy to generate sufficient sales and revenues to achieve or sustain operations; foster existing relationships with our existing customers to provide for continued or recurring business and cash flow; and, successfully address and establish new products and technologies as new markets develop. We may not be able to sufficiently access, address and overcome risks inherent in our business strategy.

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

DILUTION TO EXISTING STOCKHOLDERS IS LIKELY TO OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

        On September 30, 2004, 25,578,350 shares of our common stock were issued, of which 1,432,412 were held in treasury, and 20,814,474 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce the percentage ownership of existing stockholders in the Company. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

         As of September 30, 2004, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $4.0 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtness bear fixed interest rates of 6% to 10%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 4.  CONTROLS AND PROCEDURES

         We evaluated the design and operation of our disclosure controls and procedures as of September 30, 2004 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that, except as communicated by the Company's independent registered public accountants to the Company's Audit Committee on November 12, 2004 and as further described below, our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made during the quarter ended September 30, 2004 to our internal controls over financial reporting that could significantly affect these controls subsequent to the date of their evaluation.

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

         On November 12, 2004, the Company's independent registered public accountants orally notified the Company's Audit Committee that they had identified a material weakness regarding the Company's internal controls. The material weakness noted was the lack of sufficient control over the sales order and revenue recognition process. Management of the Company has informed the Audit Committee that it is in the process of changing procedures to correct this weakness. The Company is implementing a new procedure which requires a documented secondary review of all sales orders to assure proper revenue recognition and completeness of customer sales files.

PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.       DEFAULTS OF SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our annual meeting of stockholders held on August 20, 2004 the following matters were submitted to a vote of stockholders:

1) Election of a director:

                             NAME                  FOR            WITHHELD
                      -------------------     -------------    --------------
                      Kent Petzold              15,344,807         25,064

2) Approval and ratification of selection of BDO Seidman, LLP as independent auditors for the fiscal year ended March 31, 2005:


                             FOR                 AGAINST          ABSTAINED
                      -------------------     -------------    --------------
                         15,324,507               44,000            1,364


ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS

(A) EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------
3.1(1)            Restated Certificate of Incorporation of the Company
3.2(1)            Bylaws of the Company
3.3(7)            Restated Certificate of Incorporation of the Company
3.4(7)            Amendment of Bylaws of the Company
3.5(8)            Restated Certificate of Incorporation of the Company
3.6(14)           Certificate of Designations of Series A Preferred Stock
3.7(15)           Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company
4.1(1)            Form of certificate evidencing ownership of Common Stock of the Company
4.2(1)            Form of Registration Rights Agreement for Owners of Founding
                  Affiliated Practices
4.3(1)            Registration Rights Agreement dated September 30, 1997 between the Company and the stockholders named therein
4.4(2)            Form of Stockholders' Agreement for Owners of Affiliated
                  Practices
4.5(3)            Form of Indenture from the Company to U.S. Trust Company of
                  Texas, N.A., as Trustee relating to the Convertible Debt
                  Securities
4.6(7)            Form of certificate evidencing ownership of Common Stock of the Company
4.7(8)            Form of Convertible Redeemable Subordinated Note
4.8(8)            Form of Redeemable Warrant (2002 Private Placement Offering)
4.9(14)           Form of Redeemable Warrant (2003 Private Placement Offering)
+10.1(1)          The Company's 1997 Stock Compensation Plan
+10.9(7)          Employment Agreement dated November 12, 2000 between the
                  Company and James M. Powers, Jr.
+10.11(7)         Employment Agreement dated February 15, 2001 between the
                  Company and James Dunn, Jr.
10.14(9)          Plan of Reorganization and Agreement of Merger by and among the Company, Edge Acquisition Subsidiary, Inc. and the
                  Stockholders of Learning-Edge, Inc.
10.15(10)         Plan of Reorganization and Agreement of Merger by and among the Company, TW Acquisition Subsidiary, Inc., ThoughtWare
                  Technologies, Inc. and the Series B Preferred Stockholder of
                  ThoughtWare Technologies, Inc.
10.16(11)         Asset Purchase Agreement by and among the Company, and Quisic
                  Corporation. Common Stock Purchase Agreement by and between the Company, Investor Growth Capital Limited, A Guernsey
                  Corporation and Investor Group, L.P., A Guernsey Limited
                  Partnership and Leeds Equity Partners III, L.P.
10.16(12)         Asset Purchase Agreement by and among the Company, and
                  Mentergy, Inc. and its wholly-owned subsidiaries, LearnLinc
                  Corp and Gilat-Allen Communications, Inc.
10.17(14)         Subcontractor Agreement between the Company and Interactive
                  Alchemy, Inc.
+10.18(17)        Employment Agreement dated January 6, 2004 between the Company and Nathan Cocozza
10.19(17)         Note Purchase Agreement dated February 12, 2004
10.20(17)         Unit Purchase and Agency Agreement dated April 19, 2004
                  between the Company and Cerberus Financial, Inc.
10.21(17)         Placement Agency Agreement dated March 10, 2004 between the
                  Company and Peacock, Hislop, Staley, and Given, Inc.
10.22(16)         Asset Purchase Agreement and Plan of Reorganization by and
                  between the Company and Glyphics Communications, Inc.
+10.23(18)        Employment Agreement dated June 1, 2004 between the Company and Gary L. Moulton
+10.24(18)        Employment Agreement dated July 19, 2004 between the Company and John S. Hodgson
14.1(18)          Code of Ethics
16(13)            Letter re Change in Certifying Accountant
++31.1            Chief Executive Officer Section 302 Certification
++31.2            Principal Financial Officer Section 302 Certification
++32.1            Chief Executive Officer Section 906 Certification
++32.2            Principal Financial Officer Section 906 Certification

----------
     (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
     (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
     (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
     (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
     (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
     (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2000.
     (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2001.
     (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2002.
     (9) Previously filed as an exhibit to the Company's Form 8-K filed October 16, 2001.
     (10) Previously filed as an exhibit to the Company's Form 8-K filed January 30, 2002
     (11) Previously filed as an exhibit to the Company's Form 8-K filed July 2, 2002.
     (12) Previously filed as an exhibit to the Company's Form 8-K filed December 20, 2002.
     (13) Previously filed as an exhibit to the Company's Form 8-K filed April 3, 2003.
     (14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
     (15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
     (16) Previously filed as an exhibit to the Company's Form 8-K filed June 14, 2004.
     (17) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2004.
     (18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

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

                                 ILINC COMMUNICATIONS, INC.
Dated: November 18, 2004

                                 By: /s/ James M. Powers, Jr.
                                     -------------------------------------------
                                 Chairman of the Board, President and Chief
                                 Executive Officer


                                 By: /s/ John S. Hodgson
                                     -------------------------------------------
                                 Senior Vice President & Chief Financial Officer