Form 10-Q/A
period 2004-09-30
ILINC COMMUNICATIONS INC
filed 2005-01-11
CIK 1042291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                   FORM 10-Q/A
                                 Amendment No. 1


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number 1-13725

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


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

    The number of shares outstanding of each of the registrant's classes of Common Stock, as of October 12, 2004 was approximately 24,145,938, net of shares held in treasury.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed on November 18, 2004 (the "Original Filing"). iLinc Communications, Inc. ("the Company" or "iLinc") has filed this Amendment to revise Item 4 which revisions iLinc deems necessary to clarify language used in Item 4 of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 as amended is set forth below. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes thereto, has been modified or updated in any way. This Amendment should be read together with other documents that iLinc has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Item 4.  CONTROLS AND PROCEDURES

         We evaluated the design and operation of our disclosure controls and procedures as of September 30, 2004 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms despite the material weakness identified by our independent registered public accountants identified below. The principal executive officer and principal financial officer reached this conclusion after giving consideration to the communications received from the Company's independent registered public accountants on November 12, 2004, further described below, because the existing internal disclosure controls and procedures were sufficient. Additionally, the Company notes that changes in the sales order documentation, approval and storage processes were implemented and changes were made to further segregate the duties associated with the sales order process and the corresponding revenue recognition process related to those sales orders. No significant changes were made during the quarter ended September 30, 2004 to our internal controls over financial reporting that could significantly affect these controls subsequent to the date of their evaluation.

    The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures provide reasonable assurance of achieving their objectives. However, because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

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

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 11, 2005                ILINC COMMUNICATIONS, INC.


                                         By: /S/ James M. Powers, Jr.
                                            ------------------------------------
                                         James M. Powers, Jr., Chairman of the
                                         Board of Directors, Chief Executive
                                         Officer and President


                                         By: /S/ John S. Hodgson
                                            ------------------------------------
                                         John S. Hodgson, Senior Vice President
                                         and Chief Financial Officer