Form 10-Q
period 2004-12-31
ILINC COMMUNICATIONS INC
filed 2005-02-10
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 --------------

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at January 31, 2005 was 24,145,938, net of shares held in treasury.

================================================================================

                                            FORM 10-Q REPORT INDEX

PART I-- FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
         Item 1-- Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004 and
                  March 31, 2004........................................................................   4

                  Unaudited Condensed Consolidated Statements of Operations for the Three and Nine
                  Months Ended December 31, 2004 and 2003...............................................   5

                  Unaudited Condensed Consolidated Statement of Changes in Shareholders'
                  Equity for the nine months ended December 31, 2004....................................   6

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended December 31, 2004 and 2003...............................................   7

                  Notes to Unaudited Condensed Consolidated Financial Statements........................   8

         Item 2-- Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................  19

         Item 3-- Quantitative and Qualitative Disclosures about Market Risk............................  34

         Item 4-- Controls and Procedures...............................................................  35

PART II--OTHER INFORMATION

         Item 1-- Legal Proceedings.....................................................................  35

         Item 2-- Unregistered Sales of Equity Securities and Use of Proceeds...........................  35

         Item 3-- Defaults of Senior Securities.........................................................  35

         Item 4-- Submission of Matters to a Vote of Security Holders...................................  36

         Item 5-- Other Information.....................................................................  36

         Item 6-- Exhibits..............................................................................  36

         Signatures.....................................................................................  38

         Certifications.................................................................................  39


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

         A copy of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our Web site found at http:///www.ilinc.com, as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission.

                                              PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                       iLINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          DECEMBER 31,
                                                                                              2004             MARCH 31,
                                                                                           (UNAUDITED)         2004 (A)
                                                                                          -------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................................     $        418      $        292
   Accounts receivable, net of allowance for doubtful accounts of $96 and $24,
     respectively ...................................................................            1,942             1,097
   Note receivable ..................................................................               25                25
   Prepaid and other current assets .................................................              168               108
                                                                                          -------------     -------------
     Total current assets ...........................................................            2,553             1,522

Property and equipment, net .........................................................            1,423               310
Goodwill ............................................................................           10,566             9,190
Intangible assets, net ..............................................................            2,755             1,061
Note receivable .....................................................................               --                25
Other assets ........................................................................               22                51
Assets of discontinued operations ...................................................               93               301
                                                                                          -------------     -------------
     Total assets ...................................................................     $     17,412      $     12,460
                                                                                          =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt, including notes to shareholders ...............     $        934      $        961
   Accounts payable and accrued liabilities .........................................            3,816             2,301
   Current portion of capital lease liabilities .....................................              274               289
   Deferred revenue .................................................................            1,093             1,084
                                                                                          -------------     -------------
     Total current liabilities ......................................................            6,117             4,635

Long term debt, less current maturities, net of discount of $2,240 and $1,960,
      respectively ..................................................................            6,584             4,444
Capital lease liabilities, less current maturities ..................................              106                15
                                                                                          -------------     -------------
     Total liabilities ..............................................................           12,807             9,094
                                                                                          -------------     -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Preferred stock, $.001 par value 10,000,000 shares authorized, 127,500 and
     150,000 shares issued and outstanding, liquidation preference of $1,275,000
     and $1,500,000, respectively ...................................................               --                --
   Common stock, $.001 par value 100,000,000 shares authorized, 25,578,350 and
   19,257,304 issued, respectively ..................................................               26                19
   Additional paid-in capital .......................................................           42,161            36,395
   Accumulated deficit ..............................................................          (36,174)          (31,640)
   Less:  1,432,412 treasury shares at cost .........................................           (1,408)           (1,408)
                                                                                          -------------     -------------
     Total shareholders' equity .....................................................            4,605             3,366
                                                                                          -------------     -------------
     Total liabilities and shareholders' equity .....................................     $     17,412      $     12,460
                                                                                          =============     =============

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
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           DECEMBER 31,                 DECEMBER 31,
                                                                      -----------------------     -----------------------
                                                                         2004          2003          2004         2003
                                                                      ---------     ---------     ---------     ---------
Revenues:
   License ......................................................     $    708      $    568      $  2,343      $  1,757
   Software and audio services ..................................        1,330           235         3,461           803
   Maintenance and professional services ........................          530           776         1,469         1,755
                                                                      ---------     ---------     ---------     ---------
       Total revenues ...........................................        2,568         1,579         7,273         4,315
                                                                      ---------     ---------     ---------     ---------

Cost of revenues:
   License ......................................................           67            29           146           123
   Software and audio services ..................................        1,096           108         2,716           374
   Maintenance and professional services ........................          217           403           599           851
   Amortization of acquired developed technology ................          123            60           325           173
                                                                      ---------     ---------     ---------     ---------
       Total cost of revenues ...................................        1,503           600         3,786         1,521
                                                                      ---------     ---------     ---------     ---------

Gross profit ....................................................        1,065           979         3,487         2,794
                                                                      ---------     ---------     ---------     ---------

Operating expenses:
   Research and development .....................................          418           262         1,159           754
   Sales and marketing ..........................................          893           554         3,174         1,450
   General and administrative ...................................          501           372         2,121         1,228
                                                                      ---------     ---------     ---------     ---------
       Total operating expenses .................................        1,812         1,188         6,454         3,432

Loss from operations ............................................         (747)         (209)       (2,967)         (638)

   Interest expense .............................................         (425)         (333)       (1,514)         (924)
   Interest income ..............................................            9             2            28            17
   Other income .................................................           (9)            8             1            (3)
   Gain on debt settlement ......................................           13            58            35           349
                                                                      ---------     ---------     ---------     ---------
Loss from continuing operations before income taxes .............       (1,159)         (474)       (4,417)       (1,199)
 Net income from discontinued operations ........................           15           152            15           289
                                                                      ---------     ---------     ---------     ---------

 Net loss .......................................................     $ (1,144)     $   (322)     $ (4,402)     $   (910)
                                                                      =========     =========     =========     =========
 Preferred stock dividends ......................................          (26)          (30)          (81)          (45)
 Imputed preferred stock dividends ..............................           --            --            --          (247)
                                                                      ---------     ---------     ---------     ---------
 Loss available to common shareholders ..........................     $ (1,170)     $   (352)     $ (4,483)     $ (1,202)
                                                                      =========     =========     =========     =========
 Loss per common share, basic and diluted
   From continuing operations ...................................     $  (0.05)     $  (0.03)     $  (0.20)     $  (0.09)
   From discontinued operations .................................           --          0.01            --          0.02
                                                                      ---------     ---------     ---------     ---------
   Net loss per common share ....................................     $  (0.05)     $  (0.02)     $  (0.20)     $  (0.07)
                                                                      =========     =========     =========     =========

Number of shares used in calculation of loss per share,
    basic and diluted ...........................................       24,146        17,304        22,858        16,376
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


                          CONVERTIBLE PREFERRED                                                                         TOTAL
                                   STOCK                 COMMON STOCK        ADDITIONAL      ACCUM-                     SHARE-
                         -----------------------    ----------------------     PAID-IN       ULATED      TREASURY       HOLDERS'
                           SHARES        AMOUNT       SHARES      AMOUNT       CAPITAL      DEFICIT        STOCK        EQUITY
                         ---------     ---------    ---------    ---------    ---------    ---------     ---------     ---------
Balances,
  April 1, 2004.....          150      $     --       19,257     $     19     $ 36,395     $(31,640)     $ (1,408)     $  3,366

Glyphics
  acquisition ......           --            --        2,820            3        2,760           --            --         2,763
Warrant
  grant ............           --                         --           --           82           --            --            82
Vesting
  of
  restricted
  stock grant ......           --            --           --           --           30           --            --            30
Issuance of
  common stock
  in private
  placement
  (net of
  expenses) ........           --            --        1,635            2        1,738          (51)           --         1,689
Convertible
  notes
  converted
  to common
  stock ............           --            --          714            1          493           --            --           494
Preferred stock
  conversions ......          (23)           --          450           --           --           --            --            --
Debt converted
  to common
  stock ............           --            --          551           --          583           --            --           583
Preferred stock
  dividends ........           --            --           --           --           --          (81)           --           (81)
Stock option
  exercises ........           --            --          151            1           80           --            --            81
Net loss ...........           --            --           --           --           --       (4,402)           --        (4,402)
                         ---------     ---------    ---------    ---------    ---------    ---------     ---------     ---------
Balances,
  December 31,
  2004..............          127      $     --       25,578     $     26     $ 42,161     $(36,174)     $ (1,408)     $  4,605
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


                                                                        NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                     ---------------------
                                                                       2004         2003
                                                                     --------     --------
Net cash used in operating activities ..........................     $(2,377)     $(1,379)
                                                                     --------     --------

Cash flows from investing activities:
   Capital expenditures ........................................        (111)         (45)
   Acquisitions, net of cash acquired ..........................        (399)        (227)
   Deferred acquisitions costs .................................         (35)          --
   Proceeds from sale of equipment .............................          --            4
   Cash acquired in acquisition ................................           4           --
                                                                     --------     --------
        Net cash used in investing activities ..................        (541)        (268)
                                                                     --------     --------

Cash flows from financing activities:
   Proceeds from 2004 private placement ........................       4,250           --
   Proceeds from issuance of convertible preferred stock........          --        1,500
   Preferred stock dividends ...................................         (82)         (45)
   Proceeds from exercise of stock options .....................          81           --
   Repayment of long-term debt .................................        (464)        (291)
   Repayment of capital lease liabilities ......................        (275)        (178)
   Financing costs incurred ....................................        (668)        (212)
                                                                     --------     --------
        Net cash provided by financing activities ..............       2,842          774
                                                                     --------     --------

Cash flows from continuing operations ..........................         (76)        (873)
Cash flows from discontinued operations ........................         202          691
                                                                     --------     --------

        Net change in cash and cash equivalents ................         126         (182)

Cash and cash equivalents, beginning of period .............             292          409
                                                                     --------     --------

Cash and cash equivalents, end of period .......................     $   418      $   227
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

1.       ORGANIZATION AND NATURE OF OPERATIONS

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. We develop and sell software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 7.6. Our customers may choose from several different pricing options for the iLinc Suite, and may receive our products on a stand-alone basis or integrated with one or a number of our other award-winning products, depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. We market our products using a direct sales force and a distribution channel consisting of agents and value-added resellers. We allow customers to choose between purchasing a perpetual license or subscribing to a term license to our products, providing for flexibility in pricing and payment methods.

         We maintain corporate headquarters in Phoenix, Arizona in a 14,000 square foot Class A facility and have maintained facilities there since the Company's inception in 1998. We also maintain a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research and development, and technical support. As a part of the Glyphics Communications, Inc. ("Glyphics") acquisition, we also maintain offices in Springville, Utah, occupying Class A facility in two adjacent buildings. The first building houses its administrative and IT functions, with 10,000 square feet of space, with the second housing the operator complex and sales organizations with 6,122 square feet. The Springville offices can accommodate up to 100 employees and are fully equipped with up to date computer equipment. The facilities also provide a fully redundant co-location and server facility for all audio and Web conferencing service activities.

         We began operations in March of 1998. Our formation included the simultaneous rollup of fifty private dental businesses and an initial public offering. Our initial goals included providing training enhancement services over the Internet using a browser-based system. In 2002, we began shifting our focus away from our legacy business, settling on our focus of Web conferencing, and in doing so ultimately changed our name to iLinc Communications, Inc. in February 2004.

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended December 31, 2004 and 2003.

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

2.       BASIS OF PRESENTATION AND LIQUIDITY

         The Company's condensed consolidated financial statements have been prepared on a basis which assumes that it will continue as a going concern and which contemplates the realization of its assets and the satisfaction of its liabilities and commitments in the normal course of business. The Company has a significant working capital deficiency, and has historically suffered substantial recurring losses and negative cash flows from operations. These matters, among others, including those more fully discussed herein, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters include continued development, marketing and sale of its Web conferencing and audio conferencing products and services through both internal growth through direct and indirect sales efforts and by external growth by acquisition. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products and services to generate profits or to provide adequate cash flows to sustain operations. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

         The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended December 31, 2004 and 2003.

                                              NINE MONTHS ENDED DECEMBER 31,
                                            ----------------------------------
                                                  2004              2003
                                            ---------------    ---------------
Risk free interest rate                      4.19% - 4.71%      3.88% - 4.45%
Dividend yield                                     0%                 0%
Volatility factors of the expected
   market price of the Company's
   common stock                                73% - 194%         70% - 139%
Weighted-average expected life of
   Options                                      10 years           10 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      DECEMBER 31,               DECEMBER 31,
                                                                  ---------------------     ---------------------
                                                                    2004         2003         2004         2003
                                                                  --------     --------     --------     --------
Net loss available to common shareholders, as reported ......     $(1,170)     $  (352)     $(4,483)     $(1,202)
Plus: Stock-based employee compensation expense included
   in reported net loss .....................................          --           --           --           --
Less: Total stock-based employee compensation expense
   determined using fair value based method .................         (69)         (41)        (228)        (127)
                                                                  --------     --------     --------     --------
Pro forma net loss ..........................................     $(1,239)     $  (393)     $(4,711)     $(1,329)
                                                                  ========     ========     ========     ========

Loss per share:
Basic and diluted - as reported .............................     $ (0.05)     $ (0.02)     $ (0.20)     $ (0.07)
                                                                  ========     ========     ========     ========
Basic and diluted - pro forma ...............................     $ (0.05)     $ (0.02)     $ (0.21)     $ (0.08)
                                                                  ========     ========     ========     ========

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in its second quarter of fiscal 2006 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. We are currently assessing the impact of this proposed Statement on our share-based compensation programs, however, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will increase our operating expenses and result in lower earnings per share.

4.       EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the nine months ended December 31, 2004 and 2003, options and warrants to purchase 10,461,512 and 9,629,769 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. Furthermore, a restricted stock grant of 450,000 shares has been excluded from the earnings per share calculations. Lastly, shares of our common stock currently not reflected as issued and outstanding totaling 500,000 (related to the Quisic acquisition and held in escrow pending the outcome of litigation) and 704,839 (relating to the Glyphics acquisition and held in escrow pending determination of the performance requirement and indemnity claims - Note 10) have been excluded from the computation.

5.       GOODWILL AND INTANGIBLE ASSETS, NET

                  Goodwill consisted of the following:

                                                  ------------------------------
                                                   DECEMBER 31,      MARCH 31,
                                                  ------------------------------
                                                       2004            2004
                                                  -------------    -------------
                                                          (IN THOUSANDS)
                  Goodwill......................  $     10,566     $      9,190
                                                  =============    =============

         The changes in the carrying amount of the goodwill for the nine months ended December 31, 2004 (in thousands):


                  Balance, March 31, 2004...........................  $   9,190
                    Software royalty earnout........................        399
                    Glyphics acquisition............................        977
                                                                      ----------
                  Balance, December 31, 2004........................  $  10,566
                                                                      ==========

         Intangible assets consisted of the following (in thousands):

                                                                       DECEMBER 31, 2004
                                                        ----------------------------------------------
                                                           GROSS
                                                          CARRYING        ACCUMULATED
                                                           AMOUNT        AMORTIZATION          NET
                                                        ------------     ------------     ------------
                  AMORTIZED INTANGIBLE ASSETS:
                     Deferred offering costs ......     $     1,117      $      (286)     $       831
                     Purchase software ............           1,482             (667)             815
                     Customer relationship ........           1,260             (151)           1,109
                                                        ------------     ------------     ------------
                                                        $     3,859      $    (1,104)     $     2,755
                                                        ============     ============     ============

                                                                         MARCH 31, 2004
                                                        ----------------------------------------------
                                                           GROSS
                                                          CARRYING        ACCUMULATED
                                                           AMOUNT        AMORTIZATION          NET
                                                        ------------     ------------     ------------
                  AMORTIZED INTANGIBLE ASSETS:
                     Deferred offering costs ......     $       887      $      (161)     $       726
                     Purchase software ............             675             (343)             332
                     Customer relationship ........              32              (29)               3
                                                        ------------     ------------     ------------
                                                        $     1,594      $      (533)     $     1,061
                                                        ============     ============     ============


                                                  11

6.       ACCOUNT PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following:

                                                                  -----------------------
                                                                  DECEMBER 31,  MARCH 31,
                                                                  -----------------------
                                                                    2004            2004
                                                                  -------         -------
                                                                       (IN THOUSANDS)
         Accounts payable trade ...............................   $1,692          $1,000
         Accrued state sales and federal excise tax ...........      183              40
         Accrued interest .....................................      258             204
         Amount payable to Quisic shareholders ................      200              50
         Amounts related to acquisitions ......................      200              33
         Accrued salaries and related benefits ................      309             190
         Amount payable to third party providers ..............      720             327
         Amount payable to subcontractors .....................       75             149
         Deferred rent liability ..............................       60              80
         Lease termination liability ..........................       91             171
         Other ................................................       28              57
                                                                  -------         -------
            Total accounts payable and accrued liabilities ....   $3,816          $2,301
                                                                  =======         =======

7.       LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                 ------------------------
                                                                 DECEMBER 31,   MARCH 31,
                                                                 ------------------------
                                                                   2004            2004
                                                                 --------        --------
                                                                     (IN THOUSANDS)

         2002 Convertible redeemable subordinated notes.....     $ 5,625         $ 5,625
         2004 Convertible redeemable subordinated notes ....          --             500
         2004 Senior unsecured promissory notes ............       3,187              --
         2001 Subordinated unsecured promissory notes ......          --             913
         Shareholders' notes payable .......................         282             287
         Notes payable .....................................         664              40
                                                                 --------        --------
                                                                   9,758           7,365
         Less: current portion of long-term debt ...........        (934)           (961)
                  Discount .................................      (1,442)           (882)
                  Beneficial conversion feature ............        (798)         (1,078)
                                                                 --------        --------
         Long-term debt ....................................     $ 6,584         $ 4,444
                                                                 ========        ========

         In April of 2004, the Company completed a private placement offering with gross proceeds of $4.25 million that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,500 in unsecured senior notes and 1,634,550 shares of Common Stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,269. The fair value of the warrants was estimated and used to calculate a discount of $119,688 of which $68,130 was allocated to the notes and $51,558 was allocated to equity. The total discount allocated to the notes of $836,399 is being amortized to interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. Individuals and entities participating in this offering have the right to demand registration of the common stock issued there from upon written notice to the Company and also have piggy-back registration rights should the company file a registration statement before the shares are otherwise registered.

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that was used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that had a term of 24 months. The notes bore interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months and required quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes could convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share. At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which was to be amortized as interest expense over the 2-year life of the debt. During the nine months ending December 31, 2004, the holders of those notes fully converted the principal balance of their notes into 714,285 shares of the Company's common stock and the full amount recorded as a result of the beneficial conversion feature was expensed in the period. The common stock issued upon conversion of these notes was registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

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

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes are due in April of 2005 and require quarterly payments of interest only at the rate of 10%. The outstanding principal balance on these notes is $282,000 as of December 31, 2004.

         In connection with the Company's acquisition of Glyphics (Note 10), the Company assumed $751,000 in loan obligations, the unpaid balance of which ($664,000 at December 31, 2004) is currently due in the short term. The rates of interest on such notes range from 4% to 10% per annum. In December 2004, the Company modified the payment terms on one loan with a principal balance of $250,000. At December 31, 2004, the principal balance was $200,000. All remaining payments on this loan are still due within one year. The loan is guaranteed by two individuals, who were formerly owners of Glyphics, as well as by the Company. The first individual is an executive vice president as well as a shareholder of the Company and the second individual is a shareholder of the

Company. In January 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares to the second individual with an exercise price of $.55. The warrant expires in January 2007. The fair value of the warrant was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 72%, dividend yield of 0%, and a risk-free rate of 3.1%.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to December 31, 2004 were as follows (in thousands):

         2005..................................................  $     934
         2006..................................................          7
         2007..................................................      3,192
         2008..................................................         --
         2009..................................................         --
         Thereafter............................................      5,625
                                                                 ----------
                                                                 $   9,758
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

         At December 31, 2004, stock options had been granted that represent the right to acquire 2,650,393 shares of the Company's common stock. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events), and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The stock options vest at varying rates over a one to five year period.

         The following is a summary of the stock options activity for the nine-month period ended December 31, 2004:


                                                               NUMBER OF      WEIGHTED         WEIGHTED
                                                                SHARES        AVERAGE          AVERAGE
                                                              UNDERLYING      EXERCISE      FAIR-VALUE OF
                                                                OPTIONS        PRICES      OPTIONS GRANTED
                                                              -----------    --------------------------------
          Outstanding at March 31, 2004...................     2,282,855     $     1.43
          Granted.........................................       702,900           0.66       $      0.60
                                                                                              ============
          Exercised.......................................      (151,160)          0.50
          Forfeited.......................................      (158,313)          0.65
          Expired.........................................       (25,889)          6.13
                                                              -----------    -----------
          Outstanding at December 31, 2004................     2,650,393     $     1.17
                                                              ===========    ===========


                                                 14

         The following is a summary of the exercise prices of the outstanding stock options as of December 31, 2004:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                            --------------------------------------------------  -------------------------
                                            WEIGHTED                                            WEIGHTED
                                            AVERAGE       WEIGHTED AVERAGE                      AVERAGE
                               NUMBER OF    EXERCISE    REMAINING CONTRACTUAL     NUMBER OF     EXERCISE
                                SHARES       PRICE          LIFE (YEARS)           SHARES        PRICE
                            -------------- ----------- -----------------------  -------------  ----------
     $   0.01  -$   0.99       1,949,883     $  0.41           4.96                1,029,741     $  0.56

     $   1.00  -$   1.99         123,125     $  1.52           6.54                   92,375     $  1.69

     $   2.00  -$   2.99         430,000     $  2.22           4.52                  430,000     $  2.22

     $   3.00  -$   8.50         147,385     $  7.13           3.95                  147,385     $  7.13
                            --------------                                      -------------
                               2,650,393                                           1,699,501
                            ==============                                      =============


         The following is a summary of information concerning outstanding warrants to purchase the Company's common stock as of December 31, 2004:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                            --------------------------------------------------  -------------------------
                                            WEIGHTED                                            WEIGHTED
                                            AVERAGE       WEIGHTED AVERAGE                      AVERAGE
                               NUMBER OF    EXERCISE    REMAINING CONTRACTUAL     NUMBER OF     EXERCISE
                                SHARES       PRICE          LIFE (YEARS)           SHARES        PRICE
                            -------------- ----------- -----------------------  -------------  ----------

     $   0.40  -$   0.40         250,000     $  0.40           1.88                 250,000     $  0.40

     $   0.42  -$   0.42         543,182     $  0.42           6.64                 543,182     $  0.42

     $   0.44  -$   0.44         132,972     $  0.44           6.70                 132,972     $  0.44

     $   0.50  -$   0.50          25,000     $  0.50           1.00                  25,000     $  0.50

     $   0.78  -$   0.78         163,455     $  0.78           2.30                 163,455     $  0.78

     $   1.50  -$   1.50         921,510     $  1.50           2.64                 921,510     $  1.50

     $   3.00  -$   3.00       5,775,000     $  3.00           0.24               5,775,000     $  3.00
                            --------------                                      -------------
                               7,811,119                                          7,811,119
                            ==============                                      =============


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


9.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 14 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2004. During the nine-month period ended December 31, 2004, the following changes occurred with respect to certain of the Company's commitments and contingencies:

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment due upon sales of its Web conferencing products. The royalty earn-out was originally equal to 20% for all revenues collected from the sale or license of that Web conferencing software (originally named LearnLinc) over a three-year period beginning with the closing date of November 4, 2002, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount being $5,000,000. After settling with one of the original Mentergy partners, the royalty has been reduced to 18.7%. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF No. 95-8 at the time such amounts are accrued as revenue. The Company has accrued Mentergy royalties totaling $399,000 for the nine months ended December 31, 2004.

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

         On June 11, 2003, Kepner-Tregoe, Inc. filed suit in the Supreme Court of the State of New York, County of New York, styled, Kepner-Tregoe, Inc. vs. Internal & External Communications, Inc., et. al., against Quisic Corporation and the Board of Directors of Quisic seeking to collect an arbitration award against Internal & External Communications, Inc. (a subsidiary of Quisic). The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic Corporation is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. On November 17, 2004, the plaintiffs and defendants settled this lawsuit dismissing the Company without payment of any sum by the Company.

         In conjunction with the acquisition of Glyphics (Note 10), the Company entered into employment agreements with Mr. Gary Moulton and Mr. Tad Richards, two former Glyphics officers/owners. The employment agreements provide for two-year terms with aggregate employment related compensation of $723,000, before bonuses and options. In November 2004, the Company severed the employment of Mr. Tad Richards and instead engaged him as an independent agent. The Company paid approximately $18,000 in agent commissions during the quarter ended December 31, 2004 and will pay approximately $26,000 in its fiscal 2005 fourth quarter. In addition, the Company made one final payment in January 2005 under Mr. Richards' prior employment agreement of approximately $21,000.

         The Company also assumed capital lease obligations with an aggregate obligation at the time of acquisition of $375,000. The effective interest rate on these obligations ranges from 5.55% to 18.0% per annum. Furthermore, in connection with the Glyphics acquisition, the Company assumed an operating lease of certain facilities in Springville, Utah with a term ending in January of 2008 and rent at $9,776 per month, which increases to $12,206 per month.

10.      BUSINESS COMBINATION

         We executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price, (which was originally estimated to total $5.568 million), was based on a multiple of the Glyphics' 2003 annual audio conferencing business revenues (as defined in the asset purchase agreement). The purchase price was paid with the assumption of specific liabilities, with the balance paid using our common stock at the fixed price of $1.05 per share. The Company plans to continue to pursue the business formerly conducted by the seller on an integrated basis with its existing Web conferencing products.

         In exchange for the assets received, the Company assumed $2.1 million in debt and issued 2.8 million shares of its common stock. An additional 704,839 shares of the Company's common stock is currently being held in escrow and is subject to the claims of the Company for: (1) the amount, if any, that the audited audio conferencing business revenues (as defined in the asset purchase agreement) earned by the Company during the twelve months after the closing date are less than the audited audio conferencing business revenues (as defined in the asset purchase agreement) recorded by Glyphics during the twelve months ending December 31, 2003, (2) the representations and warranties made by Glyphics' and its shareholders in the asset purchase agreement, and (3) the amount if any that the liabilities accrued or paid by the Company are in excess of those specifically scheduled and assumed as part of the asset purchase agreement. Those contingent escrow shares are contractually required to be returned to the Company by the escrow agent in the event that those revenue performance targets and contingent liability requirements are not achieved. As of December 31, 2004, the Company had accrued certain liabilities in excess of those scheduled and therefore, may be making a claim against those shares.

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

                                                                         AMOUNT
                                                                        --------
         Issuance of iLinc's common stock (valued at $0.98 per
               share using the five day average closing price) ........ $ 2,763
         Additional acquisition costs..................................     313
         Assumed liabilities...........................................   2,109
                                                                        --------
             Total purchase price...................................... $ 5,185
                                                                        ========

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

         The purchase price of Glyphics has been allocated as follows:

                                                               PURCHASE
                                                           PRICE ALLOCATION
                                                           ----------------
                                                            (IN THOUSANDS)
         Current assets ..............................     $           616
         Property and equipment ......................               1,609
         Goodwill ....................................                 977
         Identifiable intangible assets ..............               2,035
         Current liabilities .........................              (1,348)
         Notes payable ...............................                (751)
         Capital leases ..............................                (375)
         Common stock ................................                  (3)
         Additional paid-in capital ..................              (2,760)
                                                           ----------------
                                                           $            --
                                                           ================

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

                                                                                         PRO FORMA
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 -----------------------------------------------
                                                                       THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                                      ENDED DECEMBER  ENDED DECEMBER   ENDED DECEMBER
                                                                          31, 2003       31, 2004        31, 2003
                                                                      -----------------------------------------------
Revenues .........................................................     $   2,404      $    7,810       $    6,828
Loss from continuing operations ..................................        (1,386)         (3,197)          (2,552)
Net loss from continuing operations ..............................        (1,746)         (4,658)          (3,669)

Loss per basic and diluted share from continuing operations ......     $   (0.09)     $    (0.20)      $    (0.19)

Weighted average shares outstanding:
    Basic and diluted ............................................        20,123          23,484           19,195


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

         A summary of the results from discontinued operations for the nine months ended December 31, 2004 and 2003 are as follows (in thousands):

                                                                          NINE MONTHS ENDED DECEMBER 31,
                                                                             2004              2003
                                                                            ------            ------
         Net revenue ..................................................     $  --             $ 129
         Operating expenses ...........................................        --              (159)
                                                                            ------            ------
         Loss from operations .........................................        --               288
         Interest expense .............................................        --               (78)
         Interest income ..............................................        --                25
         Gain on termination of service agreements with Affiliated
           Practices ..................................................        --                23
         Gain on debt settlement ......................................        15                31
         Tax expense ..................................................        --                --
                                                                            ------            ------
         Net income (loss) from discontinued operations ...............     $  15             $ 289
                                                                            ======            ======

         Interest expense of $0 and $78,000 for nine months ended December 31, 2004 and 2003 was allocated to the discontinued dental practice management services business segment since it relates to specific debts that were incurred in order to provide the dental practice management services.

         A summary of the assets of our discontinued operations are as follows:

                                                                DECEMBER 31,  MARCH 31,
                                                                    2004       2004
                                                                ------------ ----------
                                                                     (IN THOUSANDS)
              Notes receivable, net...........................  $        93  $     301
                                                                ------------ ----------
                                                                $        93  $     301
                                                                ============ ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-Q THAT INVOLVE WORDS LIKE "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, OUR DEPENDENCE ON OUR PRODUCTS OR SERVICES, MARKET DEMAND FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND CHANNEL PARTNERS, OUR ABILITY TO EXPAND OUR TECHNOLOGICAL INFRASTRUCTURE TO MEET THE DEMAND FROM OUR CUSTOMERS, OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED EMPLOYEES, THE ABILITY OF CHANNEL PARTNERS TO SUCCESSFULLY RESELL OUR SERVICES, THE STATUS OF THE OVERALL ECONOMY, THE STRENGTH OF COMPETITIVE OFFERINGS, THE PRICING PRESSURES CREATED BY MARKET FORCES, AND THE OTHER RISKS DISCUSSED HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, TO REFLECT ANY CHANGE IN OUR EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. OUR REPORTS ARE AVAILABLE FREE OF CHARGE AS SOON AS REASONABLY PRACTICABLE AFTER WE FILE THEM WITH THE SEC AND MAY BE OBTAINED THROUGH OUR WEB SITE.

OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 7.6. Our customers may choose from several different pricing options for the iLinc Suite, and may receive our products on a stand-alone basis or integrated with one or a number of our other award-winning products, depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, employee training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. We market our products using a direct sales force and a distribution channel consisting of agents and value-added resellers. We allow customers to choose between purchasing a perpetual license or subscribing to a term license to our products, providing for flexibility in pricing and payment methods.

PRODUCTS AND SERVICES

         Web Conferencing and Web Collaboration

         The iLinc Suite(TM) is a four product suite of software that addresses the four most common business collaboration needs.

         LearnLinc(TM) is an Internet-based software platform that provides for training and education of remote students. With LearnLinc, instructors and students can collaborate and learn remotely providing a learning environment that replicates traditional instructor-led classes. Instructors can create courses and classes, add varied agenda items, enroll students, deliver live instruction, and deliver content that includes audio, video, and interactive multimedia. In combination with TestLinc(TM), LearnLinc permits users to administer comprehensive tests, organize multiple simultaneous breakout sessions and record, edit, play back and archive entire sessions for future use.

         MeetingLinc(TM) is an online collaboration software that facilitates the sharing of documents, PowerPoint(TM) presentations, graphics and applications between meeting participants without leaving their desks. MeetingLinc allows business professionals, government employees, and educators to communicate more effectively and economically through interactive online meetings using voice-over-IP technology to avoid the expense of travel and long distance charges. MeetingLinc allows remote participants to: give presentations, demonstrate their products and services, annotate on virtual whiteboards, edit documents simultaneously, and take meeting participants on a Web tour. Like all of the Web collaboration products in the suite, MeetingLinc includes integrated voice and video conferencing services.

         ConferenceLinc(TM) is a presentation software that delivers the message in a one-to-many format providing professional management of Web conferencing events. ConferenceLinc manages events such as earnings announcements, press briefings, new product announcements, corporate internal mass communications and external marketing events. ConferenceLinc is built on the MeetingLinc software platform and code to combine the best interactive features with an easy to use interface providing meaningful and measurable results to presenters and participants alike. Its design includes features that take the hassle out of planning, and supporting a hosted Web seminar. ConferenceLinc includes automatic email invitations, "one-click join" capabilities, online confirmations, update notifications, and customized attendee registration. With ConferenceLinc, presenters may not only present content, but may also gain audience feedback using real-time polling, live chat, question and answer sessions, and post-event assessments. The entire presentation is easily recordable for viewing offline and review after the show with the recorder capturing the content and the audio, video, and participant feedback.

         SupportLinc(TM) is an online technical support and customer sales support software that gives customer service organizations the ability to provide remote hands-on support for products, systems, or software applications. SupportLinc manages the support call volume and enhances the effectiveness of traditional telephone-based customer support systems. SupportLinc's custom interface is designed to be simple to use so as to improve the interaction and level of support for both customers and their technical support agents.

         Audio Conferencing

         Through its acquisition of Glyphics in June 2004, the Company now also delivers comprehensive audio conferencing solutions that help businesses provide virtual meetings, corporate events, distance learning programs, and daily conference calls. Our audio conferencing offering includes a wide array of services and products that include the following:

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

MARKET POSITION - DIFFERENTIATORS

         We view our position in the market as the appropriate solution for the enterprise-wide buyer in mature markets that have already adopted Web conferencing and collaboration. Our goal is to specialize so that we might reach the needs of target niches and be able to demonstrate specific value to these industries beyond the competition. Our target markets include financial services, high-tech and professional services. Frost and Sullivan noted in a recent report that these markets combined will deliver between 50% to 60% of the total Web conferencing market revenues this year. These vertical markets have been the early adopters of Web and audio conferencing and have become what we term as "mature conferencing buyers". Unlike other industries, the financial services, high technology and professional services markets have great familiarity with Web conferencing products and importantly, they have different needs. In our experience, a growing number of these organizations have recognized that because the buying decision for Web conferencing has traditionally not been centralized, they are using five or more different vendors for Web or audio conferencing services. Consequently, they are not realizing the economic benefits of consolidating to one or two vendors for these services. There are also other important considerations revolving around Web conferencing such as security and bandwidth availability that are inducing the buying decision for Web and audio conferencing out of the business units and into the IT department. We believe that our solution uniquely maps to critical IT requirements among these mature buyers in five important distinctions.

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

         Third, we offer the highest level of data security commercially available. We believe that we are the only Web conferencing provider that offers a customer hosted solution with a purchase license option and true point-to-point security with our unique combination of AES and secure socket layer (SSL). All information within a session can be transmitted between meeting attendees securely without any reduction in performance.

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

RESULTS OF OPERATIONS

         We executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The Company plans to continue to pursue the business formerly conducted by the seller on an integrated basis with its existing Web conferencing products. (See also Note 10 above and Form 8-K/A on file related to the Glyphics transaction dated August 13, 2004.)

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

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended December 31, 2004 and December 31, 2003 were $2.6 million and $1.6 million respectively, an increase of $140,000 in license revenues and $1.1 million in software and audio services revenues and a decrease of $246,000 in maintenance and professional services revenues. The increase in license revenue is a result of the Company's continuing expansion into the Web conferencing marketplace. The increase in software and audio services revenue was a result of an increase in audio conferencing revenues of $893,000 for the three months ended December 31, 2004, primarily related to revenues from the Glyphics acquisition as well as an increase of $152,000 in Web conferencing subscription revenue. There were no audio conferencing revenues for the three months ended December 31, 2003. The decrease of $299,000 in maintenance and professional services revenues was primarily due to a decrease in revenues from the custom content business.

         Total revenues generated from continuing operations for the nine months ended December 31, 2004 and December 31, 2003 were $7.3 million and $4.3 million respectively, an increase of $586,000 in license revenues and $2.7 million in software and audio services revenues and a decrease of $286,000 in maintenance and professional services revenues. As noted above, the increase in license revenues is a result of the Company's continuing expansion into the Web conferencing marketplace. In addition, the increase in software and audio conferencing revenues was due to the $2.2 million in audio conferencing revenues which were substantially all related to the Glyphics acquisition as well as an increase of $416,000 in Web conference ASP subscription revenues. There were no audio conferencing revenues for the nine months ended December 31, 2003. The decrease in maintenance and professional services revenues was primarily a result of the decrease in custom content revenue of $395,000 offset by an increase of $142,000 in maintenance related to the increase in LearnLinc license sales.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of license revenues is driven by the amount of licenses sold. It consists of royalty and usage fees paid to third-parties on sale of certain product licenses and costs for fulfillment and materials. Cost of license revenues for the three months ended December 31, 2004 and December 31, 2003 were $67,000 and $29,000 respectively, an increase of $38,000. The increase is related to an increase in third party usage fees for the Company's on line learning management product.

         Cost of license revenues for the nine months ended December 31, 2004 and December 31, 2003 were $146,000 and $123,000 respectively, a increase of $23,000. As noted above, the increase is related to an increase in third party usage fees for the Company's on line learning management product during the nine months ended December 31, 2004 as compared to December 31, 2003.

         Cost of software and audio services revenue include salaries and related expenses for our ASP, hosted and audio services organizations, an overhead allocation consisting primarily of a portion of our facilities, communications and depreciation expenses that are attributable to providing these services, an allocation of technical support costs attributable to providing support for these services and direct costs related to our ASP, hosting and audio services offerings. Cost of software and audio services for the three months ended December 31, 2004 and December 31, 2003 were $1.1 million and $108,000, respectively, an increase of $988,000. This increase is primarily a result of the acquisition of the Glyphics audio business in June 2004. Cost associated with the audio business for the three months ended December 31, 2004 were $964,000. There were no audio conferencing costs for the three months ended December 31, 2003.

         Cost of software and audio services for the nine months ended December 31, 2004 and December 31, 2003 was $2.7 million and $374,000, respectively, an increase of $2.3 million. This increase is primarily a result of the acquisition of the Glyphics audio business in June 2004. Cost associated with the audio business for the nine months ended December 31, 2004 were $2.2 million. There were no audio conferencing costs for the nine months ended December 31, 2003.

         Cost of maintenance and professional services revenues include an allocation of technical support costs related to the maintenance services, an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses that is attributable to providing these services and third party costs related to our custom content revenues. Cost of maintenance and professional services for the three months ended December 31, 2004 and December 31, 2003 was $217,000 and $403,000, respectively, a decrease of $186,000. This decrease is primarily attributable to the decrease of $205,000 in third party costs associated with our custom content revenue for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

         Cost of maintenance and professional services revenues for the nine months ended December 31, 2004 and December 31, 2003 was $599,000 and $851,000, respectively, a decrease of $252,000. This decrease is primarily attributable to the decrease of $264,000 in third party costs associated with our custom content revenue for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003.

         Amortization of acquired developed technology consists of amortization of acquired software technology from the Mentergy, Glyphics, and Quisic acquisitions. Amortization of acquired technology for the three months ended December 31, 2004 and December 31, 2003 was $123,000 and $60,000, respectively, an increase of $63,000 which is related to the amortization of the Glyphics software technology. Amortization of acquired technology for the nine months ended December 31, 2004 and December 31, 2003 was $325,000 and $173,000,
respectively, an increase of $152,000 which is related to the amortization of the Glyphics related software technology.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The Company incurred operating expenses from continuing operations of $1.8 million for the three months ended December 31, 2004, an increase of $624,000 from $1.2 million for the three months ended December 31, 2003. The Company incurred operating expenses from continuing operations of $6.4 million for the nine months ended December 31, 2004, an increase of $3.0 million from $3.4 million for the nine months ended December 31, 2003.

         Research and development expenses represent expenses incurred in connection with the development of new products and new product versions and consist primarily of salaries and benefits, communication equipment, supplies and an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses. Research and development expenses from continuing operations for the three months ended December 31, 2004 and December 31, 2003 were $418,000 and $262,000, respectively, an increase of $156,000. The increase is a result of additional expenses from the Glyphics acquisition that included salaries and related benefits and overhead expense of $87,000, increases in salaries and benefits of $22,000 related to an increase of two full-time equivalents ("FTE's") and third party labor costs related to the new product launch and development support of $19,000.

         Research and development expenses from continuing operations for the nine months ended December 31, 2004 and December 31, 2003 were $1.2 million and $754,000, respectively, an increase of $405,000. The increase is a result of additional expenses from the Glyphics acquisition that included salaries and related benefits and overhead expense of $247,000 and increases in salaries and benefits of $129,000 related to an increase in average FTE's.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, other marketing literature, and an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses. Sales and marketing expenses were $893,000 and $554,000 for the three months ended December 31, 2004 and December 31, 2003, respectively, an increase of $339,000. The increase is a result of increased salaries and related benefits of $129,000 due to an increase in sales and marketing FTE's from December 2003 to December 2004 excluding Glyphics sales positions, increases in marketing expense of $43,000 relating to increased attendance at trade shows, marketing lead generation activities and advertising costs, costs associated with the addition of sales positions from the Glyphics acquisition of $102,000 and costs related to the amortization of the customer list intangible asset from the Glyphics acquisition of $51,000.

         Sales and marketing expenses from continuing operations were $3.2 million and $1.5 million for the nine months ended December 31, 2004 and December 31, 2003, respectively, an increase of $1.7 million. The increase is a result of increased salaries and related benefits of $663,000 due to an increase in the average number of sales and marketing FTE's, increases in marketing expense of $513,000 relating to increased attendance at trade shows, marketing lead generation activities and advertising costs and the costs associated with the Company's name change, costs associated with the addition of sales positions from the Glyphics acquisition of $321,000, and costs related to the amortization of the customer list intangible asset from the Glyphics acquisition of $114,000.

         General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel, office costs, an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses and other general corporate expenses. During the three months ended December 31, 2004 and December 31, 2003, general and administrative expenses from continuing operations were $501,000 and $372,000, respectively, an increase of $129,000. The change in general and administrative expenses was primarily due to increases in finance salaries and related benefits of $56,000, temporary labor costs of $40,000, increases in bad debt expense of $28,000 and increases in accounting fees of $20,000, offset by a decrease in consulting fees of $15,000.

         During the nine months ended December 31, 2004 and December 31, 2003, general and administrative expenses from continuing operations were $2.1 million and $1.2 million, respectively, an increase of $893,000. The change in general and administrative expenses was primarily due to increases in bad debts of $192,000, increases in accounting fees of $157,000, an increase in bonuses of $75,000, consulting and temporary labor costs of $121,000, warrant costs of $83,000, increases in investor relations costs of $50,000, recruiting costs related to the hire of the new CFO and other administrative personnel of $46,000, increases in salary expense for additional finance FTEs of $40,000, and increases in board of directors fees of $34,000, offset by a decrease in legal expenses of $63,000.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations of $425,000 for the three months ended December 31, 2004 increased by $92,000 from $333,000 for the three months ended December 31, 2003. The increase was primarily a result of an increase in non-cash interest expense of $64,000 relating to the amortization of the discount and $80,000 in cash interest expense relating to the senior notes from the private placement offering in April 2004. This increase was offset by a reduction in interest expense of $42,000 related to certain 2002 subordinated note conversions in the three months ended December 31, 2003. For the three months ended December 31, 2004, total non-cash interest expense was approximately $162,000.

         Interest expense from continuing operations of $1.5 million for the nine months ended December 31, 2004 increased by $590,000 from $924,000 for the nine months ended December 31, 2003. The increase was primarily a result of an increase in non-cash interest expense of $193,000 relating to the amortization of the discount and $223,000 in cash interest expense relating to the senior notes from the private placement offering in April 2004, increase in non-cash interest expense of $145,000 related to debt and equity conversions of convertible promissory notes, $47,000 in amortization of deferred offering costs and $30,000 related to debt assumed through the Glyphics acquisition offset by lower interest on capital leases. For the nine months ended December 31, 2004, total non-cash interest expense was approximately $683,000.

GAIN ON SETTLEMENT OF DEBT AND OTHER OBLIGATIONS FROM CONTINUING OPERATIONS

         During the three months ended December 31, 2004, the Company recognized a gain of $13,000 relating to the settlement of a capital lease related to the Learning Edge acquisition. In addition, during the nine months ended December 31, 2004, the Company recognized a gain of $8,000 relating to a lease settlement. As part of the acquisition of LearnLinc from Mentergy in November of 2002, the Company assumed a lease for computer equipment of $30,500. The Company settled all claims and amounts due for $22,500. In addition, the Company recognized a gain of $8,000 relating to the termination and lease settlement of vacated office space in Memphis, TN. On July 23, 2004 the Company entered into a lease settlement for $93,000 plus certain fixed assets with a net book value of $6,000 to settle all claims related to the lease of approximately $107,000.

         During the nine months ended December 31, 2003, the Company recognized a gain of $352,000 relating to a state sales tax settlement. As part of the acquisition of ThoughtWare in January of 2002, the Company assumed a sales and use tax liability of $384,000. On July 29, 2003, the Company was notified by the state taxing authorities that the amount due relating to the sales tax would be removed from the assessment resulting in a net amount due of $32,000. As the purchase allocation period to the acquisition was closed, the $352,000 was recorded as other income rather than a reduction to goodwill. The Company also recognized a gain of $222,000 relating to the settlement of debt and other obligations. This was offset by a loss on the conversion of shareholder notes to common stock of $252,000 resulting in a net loss of $30,000. Of the $222,000 in gain recognized, approximately $31,000 related to settlements related to the dental practice business resulting in a net loss from continuing operations of $61,000.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded no tax benefit during the three or nine months ended December 31, 2004 or 2003 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its Web conferencing and audio conferencing business strategy. At March 31, 2004, the Company had a net deferred tax asset of $10.7 million with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of five to thirteen years.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. Results of operations from this segment are presented as discontinued operations for the fiscal years ended March 31, 2004 and 2003 in accordance with SFAS 146 "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES".

         Net income from discontinued operations for the three months ended December 31, 2004 and 2003 was $15,000 and $152,000, respectively. Net income from discontinued operations for the nine months ended December 31, 2004 and 2003 was $15,000 and $289,000, respectively. Cash flows provided by discontinued operations were $202,000 and $691,000 for the nine months ended December 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a working capital deficiency, has incurred operating losses and has negative cash flows from continued operations. The Company currently does not have existing working capital and does not generate positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term. These matters, among others, including those more fully discussed herein, raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, our independent registered public accountants expressed their substantial doubt as to our ability to continue as a going concern in their report on our 2004 and 2003 consolidated financial statements included in our 2004 annual report on Form 10-K. Our plan with regard to these matters includes the continued development, marketing and licensing of our iLinc Suite of products and services through both internal sales efforts and through external channel partnerships. We plan to expand where appropriate with external growth by acquisition, with those acquisitions possibly including providers of audio conferencing as well as Web conferencing products and services. Although we continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its Web collaboration and audio conferencing products and services to generate profits or to provide adequate cash flows to sustain our operations. Our continuation as a Company is dependent on our ability to either raise additional capital, continue to increase sales and revenues, or generate positive cash flows from operations in order to ultimately achieve profitability.

         In order to increase its liquidity, the Company intends to restructure or extend existing obligations to reduce cash outflows for debt service, seek, if necessary, additional funding from the placement of debt or equity securities, and invest in further marketing and sales efforts that result in the sale of the Company's high margin software products and services. However, there can be no assurance that the Company's plans will be achieved or that the Company will be able to acquire additional capital.

         As of December 31, 2004, the Company had a working capital deficit of $3.6 million. Current assets included $418,000 in cash, $1.9 million in accounts receivable, $168,000 in prepaids and $25,000 in notes receivable. Current liabilities consisted of $1.1 million of deferred revenue, $1.2 million of current maturities of long-term debt and capital leases and $3.8 million in accounts payable and accrued liabilities.

         Cash used in operating activities from continuing operations was $2.4 million during the nine months ended December 31, 2004 and $1.4 million during the nine months ended December 31, 2003. Cash used in operating activities during the nine months ended December 31, 2004 was primarily attributable to a net loss of $4.4 million, increases in accounts receivable and prepaid expenses, and a decrease in deferred revenue of $334,000, $60,000, and $26,000, respectively. These items were partially offset by increases in accounts payable and accrued liabilities of $470,000 and non-cash expenses of $2.0 million. Cash used in operating activities from continuing operations during the nine months ended December 31, 2003 was primarily attributable to a net loss of $1.2 million, increases in accounts receivable of $931,000, non-cash items of gains on settlement of debt of $632,000 and decreases in bad debt expense of $365,000 and increases in prepaid expenses of $111,000. These items were partially offset by other non-cash expenses of $901,000 primarily for depreciation and amortization, debt accretion costs and debt conversion cost charges, increases in accounts payable and accrued expenses of $819,000 and deferred revenue of $150,000.

         Cash used by investing activities from continuing operations was $541,000 for the nine months ended December 31, 2004 and was $268,000 for the nine months ended December 31, 2003. Cash used by investing activities for the nine months ended December 31, 2004 was comprised of $399,000 of acquisition related royalty expenses, $111,000 of capital expenditures, and $35,000 of deferred offering costs. Cash used in investing activities during the nine months ended December 31, 2003 was due to acquisition related royalty expenses of $227,000 and $45,000 for capital expenditures.

         Cash provided by financing activities from continuing operations was $2.8 million during the nine months ended December 31, 2004, while cash provided by financing activities from continuing operations was $774,000 during the nine months ended December 31, 2003. Cash provided in financing activities during the nine months ended December 31, 2004 was primarily due to the net proceeds of $3.6 million related to the issuance of unsecured senior notes and common stock of the company in April 2004, offset by repayment of debt and capital leases of $739,000. Cash provided by financing activities during the nine months ended December 31, 2003 was primarily attributable to issuance of convertible preferred stock for net proceeds of $1.3 million offset by the repayment of debt and capital leases totaling $469,000.

INFORMATION RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         We executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price, (which was expected to total $5.568 million), is based on a multiple of the Glyphics' 2003 annual audio conferencing business revenues (as defined in the asset purchase agreement). The purchase price was paid with the assumption of specific liabilities, with the balance paid using our common stock at the fixed price of $1.05 per share. The Company plans to continue to pursue the audio conferencing business formerly conducted by Glyphics on an integrated basis with the Company's existing Web conferencing products. (See also Note 10 above and Form 8K/A on file related to the Glyphics transaction dated August 13, 2004.)

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

         On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share (subject to adjustment in certain events, with a floor of $0.30), and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The placement agent was paid a commission of $150,000 or 10% of the gross proceeds plus $45,000, which represented a 3% non-accountable expense fee and received a warrant to purchase 3 units at the same terms of the original units. In addition, the Company paid $17,000 in legal and accounting fees bringing the net proceeds raised to $1,288,000. The Company used the net proceeds for general working capital, to expand its sales and marketing activities and to retire certain acquisition related liabilities. The cash proceeds of the private placement of convertible preferred stock was allocated pro-rata between the relative fair values of the preferred stock and warrants at issuance using the Black Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the nine months ending December 31, 2004, holders of 22,500 shares of preferred stock converted their stock into 450,000 shares of the Company's common stock.

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that was used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that had a term of 24 months. The notes bore interest at the rate of 8% per annum for the first twelve months and then 10% for the second twelve months and required quarterly payments of interest only, with the principal due at maturity on February 12, 2006. The holders of the notes could convert the outstanding principal into shares of the Company's common stock at the fixed price of $0.70 per share. At the issue date, the Company calculated a beneficial conversion feature of the notes to be $214,286, which was to be amortized as interest expense over the 2-year life of the debt. During the quarter ending December 31, 2004, the holders of those notes fully converted the principal balance of their notes into 714,285 shares of the Company's common stock and the full amount recorded as a result of the beneficial conversion feature was expensed in the period. The common stock issued upon conversion of these notes was registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In April of 2004, the Company completed a private placement offering with gross proceeds of $4.25 million that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,500 in unsecured senior notes and 1,634,550 shares of Common Stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock at a price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,269. The fair value of the warrants was estimated and used to calculate a discount of $119,688 of which $68,130 was allocated to the notes and $51,558 was allocated to equity. The total discount allocated to the notes of $836,399 is being amortized to interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. Individuals and entities participating in this offering have the right to demand registration of the common stock issued there from upon written notice to the Company and also have piggy-back registration rights should the company file a registration statement before the shares are otherwise registered.

CONTRACTUAL OBLIGATIONS

         The following schedule details all of the Company's indebtedness and the required payments related to such obligations at December 31, 2004 (in thousands):

                                                                                             DUE IN
                                                     DUE IN                     DUE IN       YEARS
                                                     LESS THAN      DUE IN      YEAR        FOUR AND     DUE AFTER
                                          TOTAL      ONE YEAR     YEAR TWO      THREE         FIVE       FIVE YEARS
                                        ---------    ---------    ---------    ---------    ---------    ----------
Long term debt ....................     $  9,758     $    934     $      7     $  3,192     $     --     $   5,625
Capital lease obligations .........          380          274          106           --           --            --
Operating lease obligations .......        1,476          699          562          215           --            --
Base salary commitments
   under employment
   agreements .....................        1,249          814          435           --           --            --
                                        ---------    ---------    ---------    ---------    ---------    ----------
Total contractual obligations .....     $ 12,863     $  2,721     $  1,110     $  3,407     $     --     $   5,625
                                        =========    =========    =========    =========    =========    ==========


         Operating lease obligations include sublease payments to be received by the Company under its existing subleases as of December 31, 2004. Sublease amounts to be received are as follows:

              Year ending December 31,
            ---------------------------
                 2005           $   88
                 2006               23
                                -------
                                $  111
                                =======

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

         We believe there have been no significant changes in our critical accounting estimates during the nine months ended December 31, 2004 as compared to what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended March 31, 2004 as filed with the SEC.

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We have a limited operating history in the Web conferencing and audio conferencing business. While the organizations that we have acquired have been engaged in their respective business for over five years, we only recently acquired those assets and have undertaken to integrate their assets into our operations at varying levels. Since the acquisition of these businesses, we have made significant changes to our product mix and service mix, our growth strategies, our sales and marketing plans, and other operational matters. As a result, it may be difficult to evaluate an investment in our company. Given our recent investment in technology, we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the competitive and rapidly changing nature of the Web conferencing and audio conferencing markets makes it difficult for us to predict future results. Our business strategy may be unsuccessful and we may be unable to address the risks we face.

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

DILUTION TO EXISTING STOCKHOLDERS IS LIKELY TO OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On December 31, 2004, 25,578,350 shares of our common stock were issued, of which 1,432,412 were held in treasury, and 21,066,512 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce the percentage ownership of existing stockholders in the Company. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES WHICH MAKE OUR REVENUES DIFFICULT TO PREDICT.

         While audio conferencing provides a more recurring revenue base, a high percentage of our revenue is attributable to one-time purchases by our customers rather than long term recurring conferencing ASP type contracts. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to achieve or sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger better-capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins. Additionally, our sales cycle varies depending on the size and type of customer considering a purchase. Potential customers frequently need to obtain approvals from multiple decision makers within their company and may evaluate competing products and services before deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, combined with the license purchase model makes it difficult to predict future quarterly revenues.

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

IF WE ARE UNABLE TO COMPLETE OUR ASSESSMENT AS TO THE ADEQUACY OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF OUR COMMON STOCK.

         As directed by Section 404 of the Sarbanes-Oxley of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in their annual reports on Form 10-K a report of management on the company's internal control over financial reporting, including management's assessment of the effectiveness of the company's internal control over financial reporting as of the company's fiscal year end. In addition, the accounting firm auditing a public company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting as well as the operating effectiveness of the company's internal controls. There is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our internal controls are not designed or operating effectively as required by Section 404, our accounting firm may either disclaim an opinion as it related to management's assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of the company's internal controls. If our accounting firm disclaims its opinion or qualifies its opinion as to the effectiveness of our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

WE MAY ACQUIRE OTHER BUSINESSES THAT COULD NEGATIVELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS AND DILUTE EXISTING STOCKHOLDERS.

         We may pursue additional business relationships through acquisition which may not be successful. We may have to devote substantial time and resources in order to complete acquisitions we therefore may not realize the benefits of those acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company's operations, technologies, products and services, information systems and personnel into our business. These risks could harm our operating results and could cause our stock price to decline.

OUR CURRENT STOCK COMPENSATION EXPENSE NEGATIVELY IMPACTS OUR EARNINGS, AND WHEN WE ARE REQUIRED TO REPORT THE FAIR VALUE OF EMPLOYEE STOCK OPTIONS AS AN EXPENSE IN CONJUNCTION WITH THE NEW ACCOUNTING STANDARDS, OUR EARNINGS WILL BE ADVERSELY AFFECTED, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Under our current accounting practice, stock compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Beginning with the fiscal quarter ended September 30, 2005, we will be required to report all employee stock options as an expense based on a change in the accounting standards our earnings will be negatively impacted, which may cause our stock price to decline and increase our anticipated net losses.

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

         As of December 31, 2004, the carrying value of our outstanding convertible redeemable subordinated notes was approximately $4.0 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness bear fixed interest rates of 6% to 10%. Because the interest rates on these instruments are fixed, a hypothetical 10% change in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 4.  CONTROLS AND PROCEDURES

         We evaluated the design and operation of our disclosure controls and procedures as of December 31, 2004 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

         The Company's disclosure and control systems are designed to provide reasonable assurance of achieving their objectives, and the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures provide reasonable assurance of achieving their objectives. However, because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues if any, within a company have been detected.

         On November 12, 2004, the Company's independent registered public accountants orally notified the Company's Audit Committee that they had identified a material weakness regarding the Company's internal controls. The identified material weakness noted was a lack of sufficient control over the sales order and revenue recognition process. Management of the Company has informed the Audit Committee that it has changed procedures to correct this weakness. The Company has implemented new procedures which require a documented secondary review of all sales orders to assure proper revenue recognition and completeness of customer files. These changes were made to further segregate the duties associated with the sales order process and the corresponding revenue recognition process related to those sales orders.


PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.       DEFAULTS OF SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS

(a)  EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------
3.1(1)            Restated Certificate of Incorporation of the Company
3.2(1)            Bylaws of the Company
3.3(7)            Restated Certificate of Incorporation of the Company
3.4(7)            Amendment of Bylaws of the Company
3.5(8)            Restated Certificate of Incorporation of the Company
3.6(14)           Certificate of Designations of Series A Preferred Stock
3.7(15)           Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company
4.1(1)            Form of certificate evidencing ownership of Common Stock of the Company
4.3(1)            Registration Rights Agreement dated December 31, 1997 between the Company and the stockholders named therein
4.5(3)            Form of Indenture from the Company to U.S. Trust Company of
                  Texas, N.A., as Trustee relating to the Convertible Debt
                  Securities
4.6(7)            Form of certificate evidencing ownership of Common Stock of the Company
4.7(8)            Form of Convertible Redeemable Subordinated Note
4.8(8)            Form of Redeemable Warrant (2002 Private Placement Offering)
4.9(14)           Form of Redeemable Warrant (2003 Private
                  Placement Offering)
+10.1(1)          The Company's 1997 Stock Compensation Plan
+10.9(7)          Employment Agreement dated November 12, 2000 between the
                  Company and James M. Powers, Jr.
+10.11(7)         Employment Agreement dated February 15, 2001 between the
                  Company and James Dunn, Jr.
10.14(9)          Plan of Reorganization and Agreement of Merger by and among the Company, Edge Acquisition Subsidiary, Inc. and the
                  Stockholders of Learning-Edge, Inc.
10.15(10)         Plan of Reorganization and Agreement of Merger by and among the Company, TW Acquisition Subsidiary, Inc., ThoughtWare
                  Technologies, Inc. and the Series B Preferred Stockholder of
                  ThoughtWare Technologies, Inc.
10.16(11)         Asset Purchase Agreement by and among the Company, and Quisic
                  Corporation. Common Stock Purchase Agreement by and between the Company, Investor Growth Capital Limited, A Guernsey
                  Corporation and Investor Group, L.P., A Guernsey Limited
                  Partnership and Leeds Equity Partners III, L.P.
10.16(12)         Asset Purchase Agreement by and among the Company, and
                  Mentergy, Inc. and its wholly-owned subsidiaries, LearnLinc
                  Corp and Gilat-Allen Communications, Inc.
10.17(14)         Subcontractor Agreement between the Company and Interactive
                  Alchemy, Inc.
+10.18(17)        Employment Agreement dated January 6, 2004 between the Company and Nathan Cocozza
10.19(17)         Note Purchase Agreement dated February 12, 2004
10.20(17)         Unit Purchase and Agency Agreement dated April 19, 2004
                  between the Company and Cerberus Financial, Inc.
10.21(17)         Placement Agency Agreement dated March 10, 2004 between the
                  Company and Peacock, Hislop, Staley, and Given, Inc.
10.22(16)         Asset Purchase Agreement and Plan of Reorganization by and
                  between the Company and Glyphics Communications, Inc.
+10.23(18)        Employment Agreement dated June 1, 2004 between the Company and Gary L. Moulton
+10.24(18)        Employment Agreement dated July 19, 2004 between the Company and John S. Hodgson
14.1(18)          Code of Ethics
16(13)            Letter re Change in Certifying Accountant

++31.1            Chief Executive Officer Section 302 Certification
++31.2            Principal Financial Officer Section 302 Certification
++32.1            Chief Executive Officer Section 906 Certification
++32.2            Principal Financial Officer Section 906 Certification

--------------------------------------------------------------------------------

         (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
         (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
         (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
         (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.
         (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.
         (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2000.
         (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2001.
         (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2002.
         (9) Previously filed as an exhibit to the Company's Form 8-K filed October 16, 2001.
         (10) Previously filed as an exhibit to the Company's Form 8-K filed January 30, 2002
         (11) Previously filed as an exhibit to the Company's Form 8-K filed July 2, 2002.
         (12) Previously filed as an exhibit to the Company's Form 8-K filed December 20, 2002.
         (13) Previously filed as an exhibit to the Company's Form 8-K filed April 3, 2003.
         (14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
         (15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
         (16) Previously filed as an exhibit to the Company's Form 8-K filed June 14, 2004.
         (17) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2004.
         (18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

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


                                 iLINC COMMUNICATIONS, INC.
Dated: February 10, 2005

                             By: /s/ James M. Powers, Jr.
                                 -----------------------------------------------
                                 Chairman of the Board, President and Chief
                                 Executive Officer


                             By: /s/ John S. Hodgson
                                 -----------------------------------------------
                                 Senior Vice President & Chief Financial Officer