Form 10-Q/A
period 2004-06-30
ILINC COMMUNICATIONS INC
filed 2005-05-12
CIK 1042291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

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

     The number of shares outstanding of each of the registrant's classes of Common Stock, as of August 11, 2004 was approximately 24,123,595, net of shares held in treasury.

                                EXPLANATORY NOTE

     Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 16, 2004 (the "Original Filing"). iLinc Communications, Inc. ("the Company" or "iLinc") has filed this Amendment to revise Item 4 which revisions iLinc deems necessary to clarify language used in Item 4 of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 as amended is set forth below. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes thereto, has been modified or updated in any way. This Amendment should be read together with other documents that iLinc has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

ITEM 4.  CONTROLS AND PROCEDURES

     We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed as of June 30, 2004. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that (i) we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer to allow timely decisions regarding required reporting. No significant changes were made to our internal controls or other factors that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

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