Form 10-Q/A
period 2004-09-30
ILINC COMMUNICATIONS INC
filed 2005-05-12
CIK 1042291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2


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

                                EXPLANATORY NOTE

     Form 10-Q/A (this "2nd Amendment") amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed on November 18, 2004 (the "Original Filing"). iLinc Communications, Inc. ("the Company" or "iLinc") has filed this Amendment to revise Item 4 which revisions iLinc deems necessary to clarify language used in Item 4 of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 as amended is set forth below. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes thereto, has been modified or updated in any way. This Amendment should be read together with other documents that iLinc has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

ITEM 4.  CONTROLS AND PROCEDURES

     We evaluated the design and operation of our disclosure controls and procedures as of September 30, 2004 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that (i) we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms despite the material weakness identified by our independent registered public accountants identified below and (ii) information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. The principal executive officer and principal financial officer reached this conclusion after giving consideration to the communications received from the Company's independent registered public accountants on November 12, 2004, further described below, because the existing internal disclosure controls and procedures were effective in the manner described above. The Company's principal executive officer and principal financial officer considered the following factors in their determination that the internal controls and procedures were effective in the manner described above despite the identified material weakness:

     o The small number of sales transactions processed by the Company during period;

     o The direct and individual oversight and review by accounting staff and senior management, including the CEO and CFO, of almost all of the transactions regardless of the transaction size;

     o The integral involvement of all senior staff in each sales transaction and the sign-off procedures that had been in place before the identification of the weakness;

     o The nature of the identified material weakness and the fact that it related to a unique and isolated set of factors that were not likely to arise again; and

     o The changes to the accounting and reporting staff that had occurred and been implemented during the prior quarter.

     Additionally, the Company notes that changes in the sales order documentation, approval and storage processes were implemented and changes were made to further segregate the duties associated with the sales order process and the corresponding revenue recognition process related to those sales orders.

     Our internal controls were modified during the quarter ended September 30, 2004, as outlined below following the previously reported August 11, 2004 notification to the Company's Audit Committee of significant deficiencies in accounting controls related to management oversight and proper segregation of duties in the accounting department:

     o The Company hired a new CFO and a new controller replacing the interim-CFO and replacing the VP of Finance;

     o The Company hired a new A/P clerk and added a dedicated A/R clerk to supplement the accounting staff, further segregating functions to the extent possible in a small organization;

     o The Company restructured the roles of the new controller in combination with a change in the reporting procedures for the A/P clerk and A/R clerk to strengthen the reporting structures and internal control procedures;

     o The Company implemented new sign-off procedures for sales agreements to require multiple party sign-off from both the sales and finance departments; and

     o The Company added to its CRM software the ability to gain access to view sales contracts and recorded purchase information in that system as well as the accounting systems.

     Except as outlined above, no significant changes were made during the quarter ended September 30, 2004 to our internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

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