Form 10-Q/A
period 2004-12-31
ILINC COMMUNICATIONS INC
filed 2005-05-12
CIK 1042291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

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

     The number of shares outstanding of each of the registrant's classes of Common Stock, as of January 31, 2005 was approximately 24,145,938, net of shares held in treasury.

                                EXPLANATORY NOTE

     Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed on February 17, 2005 (the "Original Filing"). iLinc Communications, Inc. ("the Company" or "iLinc") has filed this Amendment to revise Item 4 which revisions iLinc deems necessary to clarify language used in Item 4 of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 as amended is set forth below. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment. This Amendment speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes thereto, has been modified or updated in any way. This Amendment should be read together with other documents that iLinc has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

ITEM 4.  CONTROLS AND PROCEDURES

     We evaluated the design and operation of our disclosure controls and procedures as of December 31, 2004 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective and ensure that (i) we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer to allow timely decisions regarding disclosure. Our internal controls were modified during the quarter ended December 31, 2004 as outlined below in response to notification of a material weakness. Except as outlined below, no significant changes were made to our internal controls or other factors that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

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

     On November 12, 2004, the Company's independent registered public accountants orally notified the Company's Audit Committee that they had identified a material weakness regarding the Company's internal controls. The identified material weakness noted was a lack of sufficient control over the sales order and revenue recognition process related to failure to communicate changes on standard forms of customer contracts. In response to this notification, during the period between November 12, 2004 and December 31, 2004, the Company implemented steps to prevent failure to communicate changes in standard forms of customer contracts in the future and strengthen the Company's internal controls related to contract management and its impact on revenue recognition. The Company has put procedures into place to prevent modification of its standard form of software license agreements without due and proper notice to all parties, including the Company's accounting group. Those steps to correct and prevent this in the future include:

     o New controls over the modification of electronic contracts adding limited password protection;

     o The electronic receipt of contracts from customers directly to both the sales and accounting groups simultaneously;

     o The numbering of contracts and order forms to provide a stronger audit trail;

     o The electronic storage of all customers' contracts providing real-time access;

     o The notification of the accounting department by the sales or legal departments should modification occur; and

     o Remedial training of the sales group on the impact of changes to the software license agreement.

     A further segregation of duties was also implemented to better control contract workflow as follows:

     o A supervisor from the sales team must approve all sales orders before they are accepted by the sales department, and a supervisor from the accounting group must approve all orders that exceed $10,000 in amount before they are accepted as a valid sale of the company.

     o An order processing clerk verifies that the appropriate Customer and Company authorizations have been obtained;

     o The approved sales order is transmitted to the customer service department for order fulfillment;

     o Notification of fulfillment of the order is sent to both the sales and accounting departments; and

     o Before revenue is recognized on any sales order, the controller verifies that the sales order was properly approved by the customer and the Company, verifies that changes, if any, to the standard license agreement have been properly documented in writing and in the customer's electronic file and thereafter records revenue based upon the approved and verified documentation.

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