Form 10-K/A
period 2004-03-31
ILINC COMMUNICATIONS INC
filed 2005-06-24
CIK 1042291

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

                        For Annual and Transition Reports
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                   (MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2004.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                         COMMISSION FILE NUMBER 1-13275

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

                                 ______________


           Securities registered pursuant to Section 12(b) of the Act
                       COMMON, $0.001 PAR VALUE PER SHARE

                      Name of Exchange on Which Registered
                             AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act
                                      NONE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

================================================================================

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ( ) No (X)

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

                                EXPLANATORY NOTE

    Form 10-K/A (this "Second Amendment") amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2004, filed on June 29, 2004 (the "Original Filing"). iLinc Communications, Inc. ("the Company" or "iLinc") has filed this Second Amendment to include a certification pursuant to Item 601(b)(31) of Regulation S-K.. The remainder of the Original Filing is unchanged and is not reproduced in this Second Amendment. This Second Amendment speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes thereto, has been modified or updated in any way. This Second Amendment should be read together with other documents that iLinc has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 24, 2005                 ILINC COMMUNICATIONS, INC.


                                       By: /s/ JAMES M. POWERS, JR.
                                          ----------------------------
                                       James M. Powers, Jr., Chairman of the
                                       Board of  Directors,
                                       Chief Executive Officer and President


                                       By: /s/ DAVID J. IANNINI
                                           ---------------------------
                                       David J. Iannini, Chief Financial Officer

                                  CERTIFICATION

I, James M. Powers, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of iLinc Communications, Inc., as amended;

         2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report, as amended;

         3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c. Disclosed in this report, as amended, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


By: /s/ JAMES M. POWERS, JR.
    -----------------------------
James M. Powers, Jr.
Chairman of the Board, President and
Chief Executive Officer
June 24, 2005

                                  CERTIFICATION

I, David Iannini, certify that:

         1. I have reviewed this annual report on Form 10-K of iLinc Communications, Inc., as amended;

         2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report, as amended;

         3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c. Disclosed in this report, as amended, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


By: /s/ DAVID J. IANNINI
    -----------------------
David J. Iannini
Chief Financial Officer
June 24, 2005