Form 10-Q/A
period 2004-06-30
ILINC COMMUNICATIONS INC
filed 2005-06-24
CIK 1042291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________

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

    The number of shares outstanding of each of the registrant's classes of Common Stock, as of August 11, 2004 was approximately 24,123,495, net of shares held in treasury.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE
         This Form 10-Q/A (this "Second Amendment") amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 16, 2004 (the "Original Filing"). iLinc Communications, Inc. ("the Company" or "iLinc") has filed this Second Amendment to revise Item 4, which revisions iLinc deems necessary to clarify language used in Item 4 of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 as amended is set forth below. Additionally, this Second Amendment includes a certification pursuant to Item 601(b)(31) of Regulation S-K. The remainder of the Original Filing is unchanged and is not reproduced in this Second Amendment. This Second Amendment speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes thereto, has been modified or updated in any way. This Second Amendment should be read together with other documents that iLinc has filed with the Securities and Exchange Commission subsequent to the date of the Original Filing.

ITEM 4.  CONTROLS AND PROCEDURES

         We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed as of June 30, 2004. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that (i) we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer to allow timely decisions regarding required reporting. No changes were made to our internal controls over financial reporting during the quarter ended June 30, 2004 that materially affected or were reasonably likely to materially affect these internal controls over financial reporting.

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

Date:    June 24, 2005                     ILINC COMMUNICATIONS, INC.


                                           By: /s/ JAMES M. POWERS, JR.
                                           James M. Powers, Jr.,
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President


                                           By: /s/ DAVID J. IANNINI
                                           David J. Iannini, Chief Financial
                                           Officer

                                  CERTIFICATION

I, James M. Powers, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of iLinc Communications, Inc., as amended;

         2. Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report, as amended;

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

                  a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


By: /s/ JAMES M. POWERS, JR.
---------------------------------
James M. Powers, Jr.
Chairman of the Board, President and
Chief Executive Officer
June 24, 2005

                                  CERTIFICATION

I, David J. Iannini, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of iLinc Communications, Inc., as amended;

         2. Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report, as amended;

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

                  a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


By: /s/ DAVID J. IANNINI
------------------------
David J. Iannini
Chief Financial Officer
June 24, 2005