Form 10-Q/A
period 2004-09-30
ILINC COMMUNICATIONS INC
filed 2005-06-24
CIK 1042291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________

                                   FORM 10-Q/A
                                 AMENDMENT NO. 3


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

                                EXPLANATORY NOTE
         Form 10-Q/A (this "Third Amendment") amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed on November 18, 2004 (the "Original Filing"). iLinc Communications, Inc. ("the Company" or "iLinc") has filed this Third Amendment to revise Item 4 which revisions iLinc deems necessary to clarify language used in Item 4 of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 as amended is set forth below. Additionally, this Third Amendment includes a certification pursuant to Item 601(b)(31) of Regulation S-K. The remainder of the Original Filing is unchanged and is not reproduced in this Third Amendment. This Third Amendment speaks as of the filing date of the Original Filing and reflects only the changes discussed above. No other information included in the Original Filing, including the Company's financial statements and the footnotes thereto, has been modified or updated in any way. This Third Amendment should be read together with other documents that iLinc has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

         We evaluated the design and operation of our disclosure controls and procedures as of September 30, 2004 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), were not effective as of September 30, 2004.

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

    Except as outlined above, no changes were made during the quarter ended September 30, 2004 to our internal controls over financial reporting that materially affected or were reasonably likely to materially affect internal controls over financial reporting.

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


                                         By: /s/ DAVID J. IANNINI
                                             ------------------------
                                         David J. Iannini, Chief Financial
                                         Officer

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

                  a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


By: /s/ JAMES M. POWERS, JR.
----------------------------
James M. Powers, Jr.
Chairman of the Board, President and
Chief Executive Officer
June 24, 2005

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