Form 10-K
period 2005-03-31
ILINC COMMUNICATIONS INC
filed 2005-07-14
CIK 1042291

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

                                   (MARK ONE)

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2005.
                                       OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on the American Stock Exchange as of March 31, 2005, was approximately $8,933,603 using a closing price of $0.37 per share.

         The number of shares of common stock of the registrant, par value $0.001 per share, outstanding at July 12, 2005 was 24,144,875, net of shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement relating to the Annual Meeting of Stockholders of the registrant to be held on August 19, 2005 are incorporated by reference into Part III of this Report.

================================================================================

FORM 10-K REPORT INDEX


                                                 PART I
Item 1.   Business...................................................................................4
Item 2.   Properties.................................................................................9
Item 3.   Legal Proceedings..........................................................................9
Item 4.   Submission of Matters to a Vote of Security Holders........................................10
Item 4A.  Executive Officers.........................................................................10


                                                 PART II
Item 5.   Market for Registrant's Common Stock and Related Shareholder Matters.......................12
Item 6.   Selected Financial Data....................................................................14
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......15
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.................................36
Item 8.   Financial Statements and Supplementary Data................................................37
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......70
Item 9A.  Controls and Procedures....................................................................70
Item 9B.  Other......................................................................................71


                                                PART III
Item 10.  Directors and Executive Officers of the Registrant.........................................71
Item 11.  Executive Compensation ....................................................................71
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
             Shareholder Matters.....................................................................71
Item 13.  Certain Relationships and Related Transactions.............................................71
Item 14.  Principal Accountant Fees..................................................................71


                                                 PART IV
Item 15.  Exhibits and Financial Statement Schedules.................................................72


                                                   2

                           FORWARD-LOOKING STATEMENTS

         Unless the context requires otherwise, references in this document to "iLinc Communications," "iLinc" the "Company," "we," "us," and "our" refer to iLinc Communications, Inc.

         Statements contained in this Annual Report on Form 10-K that involve words like "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to: sell our products and services; improve the quality of our software; derive overall benefits of our products and services; introduce new products and versions of our existing products; sustain and increase revenue from existing products; integrate current and emerging technologies into our product offerings; control our expenses including those related to sales and marketing, research and development, and general and administrative expenses; control changes in our customer base; support our customers and provide sufficient technological infrastructure; obtain sales or increase revenues; impact the results of legal proceedings; control and implement changes in our employee headcount; obtain sufficient cash flow; manage liquidity and capital resources; realize positive cash flow from operations; or realize net earnings.

         Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, our dependence on our products or services, market demand for our products and services, our ability to attract and retain customers and channel partners, our ability to expand our technological infrastructure to meet the demand from our customers, our ability to recruit and retain qualified employees, the ability of channel partners to successfully resell our products, the status of the overall economy, the strength of competitive offerings, the pricing pressures created by market forces, and the risks discussed herein (see "Managements Discussion and Analysis of Financial Condition and Results of Operations"). All forward-looking statements included in this report are based on information available to us as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any change in our expectations or in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Our reports are available free of charge as soon as reasonably practicable after such material is electronically filed with the SEC and may be obtained through our Web site located at www.ilinc.com.

         iLinc, iLinc Communications, iLinc Suite, MeetingLinc, LearnLinc, ConferenceLinc, SupportLinc, iLinc On-Demand, and their respective logo are trademarks or registered trademarks of iLinc Communications, Inc. All other company names and products may be trademarks of their respective companies.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. We develop and sell software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in Version 7.7. Our customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. We market our products using a direct sales force and a distribution channel consisting of agents and value added resellers. We allow customers to choose between purchasing a perpetual license or subscribing to a term license, providing for flexibility in pricing and payment methods. Our revenues are a mixture of high margin perpetual licenses of software and monthly recurring revenues from annual maintenance, hosting and support agreements, and other products and services.

PRODUCTS AND SERVICES

WEB CONFERENCING AND WEB COLLABORATION

         The iLinc Suite(TM) is a four-product suite of software that addresses the four most common business collaboration needs.

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

         MeetingLinc(TM) is an online collaboration software designed to facilitate the sharing of documents, PowerPoint(TM) presentations, graphics and applications between meeting participants without leaving their desks. MeetingLinc allows business professionals, government employees, and educators to communicate more effectively and economically through interactive online meetings using Voice-over IP technology to avoid the expense of travel and long distance charges. MeetingLinc allows remote participants to: give presentations, demonstrate their products and services, annotate on virtual whiteboards, edit documents simultaneously, and take meeting participants on a Web tour. Like all of the Web collaboration products in the suite, MeetingLinc includes integrated voice and video conferencing services.

         ConferenceLinc(TM) is a presentation software designed to deliver the message in a one-to-many format providing professional management of Web conferencing events. ConferenceLinc manages events such as earnings announcements, press briefings, new product announcements, corporate internal mass communications and external marketing events. ConferenceLinc is built on the MeetingLinc software platform and code to combine the best interactive features with an easy-to-use interface providing meaningful and measurable results to presenters and participants alike. Its design includes features that take the hassle out of planning and supporting a hosted Web seminar. ConferenceLinc includes automatic email invitations, "one-click join" capabilities, online confirmations, update notifications, and customized attendee registration. With ConferenceLinc, presenters may not only present content, but may also gain audience feedback using real-time polling, live chat, question and answer sessions, and post-event assessments. The entire presentation is easily recordable for viewing offline and review after the show with the recorder capturing the content and the audio, video, and participant feedback.

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

         Our Web collaboration suite of products may be sold as a customer-hosted installation (instead of a concurrent user license), allowing the customer to purchase the entire suite for organization-wide use on an unlimited connection basis. The enterprise edition provides for unlimited use for an unlimited number of users, and includes our entire four-product suite of Web collaboration products. Corporations, educational institutions and governments may purchase or lease any one product or a combination of the products to suit their individual needs. Because our Web collaboration products are available for license as an iLinc hosted solution or as a customer hosted behind-the-firewall solution, customers can choose the model that works best for their budget and IT capabilities. If a customer purchases a perpetual license for the product, it also may purchase a combination of annual services that include customer support, hosting and maintenance services, varying in term from one to five years and typically costing 15% to 18% of the sales price of the product for maintenance and 5% to 10% of the sales price of the product for hosting.

AUDIO CONFERENCING

         Through its acquisition of substantially all of the assets of Glyphics Communications, Inc. ("Glyphics") in June 2004, the Company also delivers comprehensive audio conferencing solutions that help businesses provide virtual meetings, corporate events, distance learning programs, and daily conference calls. Our audio conferencing offering includes a wide array of services and products that include the following:

         o AUDIO ON-DEMAND(TM) (NO RESERVATIONS NEEDED): With pre-established calling accounts for each user, you can create or participate in conference calls with no advance notice, 24/7;

         o RESERVED AUTOMATED: The solution for recurring calls, each participant has a permanent number and passcode;

         o OPERATOR ASSISTED: For important calls, this service includes an iLinc conference operator to host, monitor, and coordinate the call; and,

         o ONLINE SEMINARS: High quality event services that include invitation and user management, scripting, presentation preparation, post show distribution, and dedicated operator assistance from iLinc.

         Customers may purchase our audio conferencing products and services without an annual contract commitment on a monthly recurring usage basis, and often subscribe for a fixed per-minute rate.

OTHER PRODUCTS AND SERVICES

         In addition to the iLinc Suite of products and services, we offer to our customers an array of e-Learning and training products and services. We offer training software products that like iLinc, promote online collaboration with products that integrate with our LearnLinc software. These include:
 TestLinc which is an assessment and quizzing tool that allows for formal testing and evaluation of students and i-Canvas(TM) which is a training content development software that allows non-technical training professionals to create Web-based training courses without programming. i-Canvas is sold on an individual user perpetual license basis. We offer custom content development services through a subcontractor relationship. We also offer a library of online courses focused upon the training of executives on essential business topics. Our off-the-shelf online library of content includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College.

MARKETING

         Marketing has developed a plan that incorporates public relations, tradeshows, Web events, Web marketing initiatives, and direct marketing (mail and email) efforts messaged in campaigns that speak to the needs of our specific target markets. The goal of our marketing strategy is to drive new business into our customer base and then cross sell our synergistic Web, audio, and event product and drive usage of all products to increase the propensity for our customers to make additional purchases.

DIRECT SALES

         The direct sales team is organized by geographic territory and is broken down into distinct groups: Direct Sales sells to organizations that are not yet iLinc customers; Enterprise Sales sells into large existing accounts; and our Event Sales team sells our High-Touch Event Services offering to all sizes of organizations. All of these groups focus their outbound activity on our specific vertical markets of financial services, high technology, and professional service organizations. We believe that the target vertical markets have a commonality of meeting four criteria: we have an established customer base in the market; our product feature set is specifically appropriate to the needs of the market; analysts have identified a need within that market for increasing use of Web and audio conferencing; and we believe that we have the potential to capture a portion of the share of such markets.

INDIRECT SALES

         iLinc has formed relationships with several organizations that market and sell our products and services through their sales distribution channels. The relationships can be categorized into those that act as agents which sell on behalf of iLinc and value added resellers (VAR's) that actively sell our products and provide product support typically to their own existing customer base. As of March 31, 2005, we had 60 organizations selling our products with those partners providing indirect sales in North America and in countries outside North America, including the United Kingdom, Spain, Italy, Germany, Colombia, and Japan. Our value added resellers execute agreements to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the VAR licenses the product from us and resells the product to its customers. Under those VAR agreements, we record only the amount paid to us by the VAR as revenue, and recognize revenue when all revenue recognition criteria have been met.

CUSTOMERS

         Our corporate customer list includes those inside and outside of the Fortune 1000 with notable customers in financial services such as Aetna, Guardian Life Insurance, JPMorgan Chase, Travelers Insurance, and Citibank; high tech with customers such as California Software, Qualcomm, Sabre, and Xerox, and professional services organizations such as EDS, Greenburg Traurig, and McKinsey & Company. We also have a significant number of higher educational organizations including The State University of New York, Kent State University, Tulane, and 23 other major universities that use our products. Our reach includes customers both within the United States, Canada, Mexico, and outside North America in other countries. We have been able to successfully take more than 100 customers from our competition in the last few months of our fiscal year and intend to continue this trend in fiscal 2006.

AWARDS AND ACKNOWLEDGEMENTS

         We are proud of the recognition received by the Company from industry leading experts, software associations, and training organizations. Together with our predecessors, we have been honored with more than 55 awards from notable authorities such as the American Society for Training and Development ("ASTD"), BRANDON HALL MAGAZINE, and NEW MEDIA MAGAZINE. The list of awards includes four National Telly Awards, six Software Service Provider of the Year Awards, and two Gold Medals from e-Learning authority Brandon Hall. Software from our organization has taken first place in two Software Shootouts held at the Online Learning conference in which e-Learning professionals decided which products were best-of-class based on functionality and ease of use. Notably, in 2002 our Web conferencing software was voted first place at the synchronous software shootout held at Online Learning Expo besting industry leaders WebEx, Centra and PlaceWare (purchased by Microsoft and now Microsoft Live Meeting). In a recent report produced within fiscal year 2005, the iLinc software was noted to be "A very solid foundation for enterprise collaboration" by industry analyst Frost and Sullivan, and in a May 2005 report iLinc was noted to be the "1st virtual classroom product & still a technology leader" by the analyst firm Bersin and Associates. We continue to receive recognition from analysts and notable experts as we maintain a leadership position in the conferencing and collaboration market.

TECHNOLOGY & INTELLECTUAL PROPERTY

         Our existing technology and intellectual property were originally developed by organizations that we have acquired including the assets of Mentergy, Inc. ("Mentergy") and Glyphics. We host our software and provide Internet connectivity from our dedicated servers in Los Angeles, California; Phoenix, Arizona; Springville, Utah; and Troy, New York. We maintain a network infrastructure on-premises in our Phoenix, Springville, and Troy offices, and through leased data centers in Los Angeles. Our data network is redundant in design and is secure from unauthorized access. Our Web collaboration software products are client/server applications that operate in a Windows environment. Our hosted Web conferencing product utilizes this Windows environment but also operates an extended front-end system that operates in a Linux environment using an Oracle database, with redundant load balancing hardware to ensure maximum system availability.

RESEARCH & DEVELOPMENT

         The Company invested a substantial portion of its working capital and resources in the continued development of its software and technologies. We employ full-time engineers, programmers and developers, that are located in Troy, New York and Phoenix, Arizona, who are constantly focused on developing new features and enhancements to our existing software offering and expanding that offering with new products and services. The primary focus of our research and development efforts is on improving the functionality and performance of the iLinc Suite as well as developing new features that meet changing market demands. In the 2004 fiscal year, we invested over $1.0 million in direct and indirect research and development activities, and over $1.5 million in the 2005 fiscal year. We expect to continue to make significant investments in research and development for the next several years.

CUSTOMER SERVICE

         We employ full-time Tier 1 and Tier 2 customer support and technical support representatives, who are located in Troy, New York and Springville, Utah, and are constantly focused on the delivery of high quality service and support to our existing customer base and channel partners. We offer varying levels of support depending upon the maintenance and support agreement executed by the customer that include telephone support through a toll-free number and an email support request system. We also offer access to self-help information that includes a database of frequently asked questions, quick reference and advanced end-user guides, online tutorials, and access to a real-time searchable knowledge database. Our response times vary depending upon the issue, but the vast majority of our customer support questions are addressed during the initial support call. Customer issues and support tickets are tracked within our CRM database for use by our technical support teams and customers searching the knowledge database.

COMPETITION

         We believe that our current Web conferencing software has specific and unique characteristics that match the needs of our customers and targeted markets. The Company intends to leverage these strengths as well as direct product development efforts to continue to enhance the software to meet the specific needs of these markets.

         With our emphasis being our Web collaboration four-product suite, we face competition from various Web conferencing and collaboration software companies including WebEx, Microsoft Live Meeting, and Centra, as well as providers of similar software such as Interwise and Breeze. The Web collaboration, virtual classroom, and Web conferencing industry continue to change and evolve rapidly, and we expect continued consolidation within the industry. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, and other resources and greater name recognition than we have. We have identified what we believe to be the principal competitive factors in our markets, including: ease of use, breadth, and depth of feature set, quality and reliability of products, pricing, security, and our ability to develop and support software license sales. Although we believe our products compete favorably, we may not be able to maintain a competitive position against current and potential competitors, especially those with greater financial resources.

ACQUISITIONS

         As a part of our external growth strategy, we acquired the Web conferencing, audio conferencing, and several e-Learning companies providing the Company with expertise, tangible and intangible assets, technology, customer base, recurring revenues, and a global VAR network.

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

         June 2004 - Glyphics Communications, Inc., ("Glyphics") a provider of comprehensive audio conferencing products and services. On June 3, 2004, the Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price is expected to total $5.220 million, depending upon contingencies in the purchase agreement that are based on a multiple of the Glyphics' 2003 annual audited net audio conferencing business revenues. The purchase price was paid with the assumption of $2.457 million in specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share, or an estimated 3.524 million shares. Twenty percent of the consideration due is being held in escrow. The consideration held in escrow is in the form of 704,839 shares of the Company's common stock. Shares held in escrow will be available to the Company to satisfy contingent claims and seller's indemnification obligations. Amounts held in escrow also may be returned to the Company in the event that audio conferencing revenues obtained by the Company during the 12-month period beginning June 1, 2004 do not exceed the audited revenues earned by Glyphics during the calendar year ending December 31, 2003. Due to the Company assuming obligations of $342,000 greater than scheduled in the purchase agreement, the Company believes that it has a claim of return against approximately 359,000 of the shares held in escrow. Individuals and entities participating in this transaction who are shareholders receiving the Company's common stock have the right to demand registration of the common stock issued therefrom upon written notice, one year from the date of the transaction, to the Company and also have piggyback registration rights should the Company file a registration statement before the shares are otherwise registered.

EMPLOYEES

         As of March 31, 2005 we employed 92 employees (including one part time employee). This includes 39 employees at our corporate offices in Phoenix, Arizona and 38 employees in our Springville, Utah facility. We also have 11 employees located in our development office in Troy, New York and four employees who work remotely in other states. None of our employees are represented by collective bargaining agreements.

         The populations of our functional organizations on March 31, 2005 included 18 sales employees, eight marketing employees, 21 programming and technical support employees, 26 audio conferencing operators and conferencing support employees, three IS employees and eleven finance, executive and administrative employees.

LEGACY DENTAL PRACTICE MANAGEMENT BUSINESS TREATED AS DISCONTINUED OPERATIONS

         The Company began its operations in March of 1998, with the simultaneous roll-up of 50 dental practices (an "Affiliated Practice") and an initial public offering. The Company's initial goals were to provide training and practice enhancement services nationwide to our Affiliated Practices using our proprietary Web-based learning management and financial reporting system. Beginning in April of 2000, the Company modified its affiliated service agreements and commensurate with that change the Company recorded certain charges against earnings during the fiscal years ended March 31, 2002 and March 31, 2001. The Company modified its business plan moving away from its dental practice management business during its fiscal year ended March 31, 2002. Effective January 1, 2004, the Company is no longer engaged in the dental practice management business and has reflected such business segment as a discontinued operation.

ITEM 2.  PROPERTIES

         We maintain corporate headquarters in Phoenix, Arizona and have occupied that 14,000 square foot Class A facility since the Company's inception in 1998. The Phoenix lease began in 1998 and has a term of 10 years. The Phoenix office can accommodate up to 85 employees and is fully equipped with up-to-date computer equipment and server facilities. The Phoenix lease requires a monthly rent and operating expenses of approximately $33,000. We also maintain a 2,500 square foot Class B facility in Troy, New York costing $4,600 per month with an emphasis in that location on research and development, and technical support. The Company also maintains offices in Springville, Utah, occupying a Class A facility in two adjacent buildings. The first building houses its administrative and IT functions, with 10,000 square feet of space, with the second housing the operator complex and sales organizations with 6,122 square feet. The Springville lease began in 2003 and has a term of five years. The Springville offices can accommodate up to 100 employees and is fully equipped with up-to-date computer equipment. The facility also provides a fully redundant co-location and server facility for all audio conferencing activities and all hosted Web conferencing services. The Springville lease requires a monthly rent of approximately $12,400.

ITEM 3.  LEGAL PROCEEDINGS

         On June 14, 2002, the Company acquired the assets of Quisic. Subsequently, on November 4, 2002, two former employees of Quisic (Mr. Weathersby their former CEO and Mr. Alper their former CIO), filed a lawsuit in the Superior Court of the State of California styled George B. Weathersby, et al. vs. Quisic, et al. claiming damages against Quisic and the Board of Directors of Quisic arising from their employment termination by the Quisic Board. The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. Subsequent to the defendants' answers being filed, the trial court ordered that an arbitration of the merits be held, which is currently pending. The claims of Alper and Weathersby were being arbitrated separately. As of the date of this report, the arbitrator dismissed all of Alper's claims against the defendants, except for the only remaining defamation claim. The Company is not liable for the defamation claim and therefore has no further liability to Alper. The Company only acquired certain assets of Quisic in an asset purchase transaction. Based upon the facts and circumstances known, the Company believes that the plaintiffs' claims are without merit, and furthermore, that the Company is not the successor of Quisic, and therefore the Company intends to vigorously defend this aspect of the lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur that awarded to the Plaintiffs against defendant Quisic large sums, and then the court determined that the Company is a successor to Quisic, then the impact is likely to be material to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of the security holders during the 2005 fiscal year.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company (ages are as of March 31, 2005):

James M. Powers, Jr.   49   Chairman, President and Chief Executive Officer
James L. Dunn, Jr.     43   Senior Vice President and General Counsel
David J. Iannini       45   Senior Vice President and Chief Financial Officer
Nathan Cocozza         32   Senior Vice President of Sales
Gary Moulton           36   Senior Vice President of Audio Conferencing Services

JAMES M. POWERS, JR.
Chairman, President and Chief Executive Officer

         Dr. James M. Powers, Jr. has served as Chairman, President and CEO of the Company since December 1998. Dr. Powers led the Company through its initial growth and acquisition phase and subsequent transformation to an integrated communications company providing Web, audio, video, and Voice-over IP solutions. Dr. Powers joined the Company through the merger with Liberty Dental Alliance, Inc., a Nashville-based company where he was the founder, Chairman, and President from 1997 to 1998. Dr. Powers was a founder and Chairman of Clearidge, Inc., a privately held bottled water company in Nashville, Tennessee from 1993 to 1999, where he led Clearidge through 13 acquisitions over three years to become one of the largest independent bottlers in the Southeast, before selling the company to Suntory Water Group, Inc. Dr. Powers also was a founder and Director of Barnhill's Buffet, Inc., a privately held chain of 48 restaurants in the Southeast with over $100 million in annual revenues, which was sold in early 2005. He received his Bachelor of Science Degree from the University of Memphis, a Doctor of Dental Surgery Degree from The University of Tennessee, and his MBA from Vanderbilt University's Owen Graduate School of Management.

JAMES L. DUNN, JR.
 Senior Vice President and General Counsel

         James L. Dunn, Jr., is a co-founder of the Company and has been an integral part of the senior management team since the Company's initial public offering in 1998. Mr. Dunn is responsible for all merger and acquisition activities as well as business development activities with channel partners. He successfully managed the acquisition of over 100 Affiliated Practices and three dental practice management companies that doubled the Company's annual revenues through external growth within the first 12 months of operations. Mr. Dunn was instrumental in the transition of the Company's business legacy model into its current Web and audio conferencing business model. He assumed the role of General Counsel in March 2000 and is also responsible for all legal affairs of the Company. Mr. Dunn acted as the Company's interim CFO from February of 2004 until July of 2004. Mr. Dunn is an attorney licensed in the State of Texas and a CPA. He received his Law Degree from Southern Methodist University School of Law and his Bachelor Degree in Business Administration-Accounting from Texas A & M University.

DAVID J. IANNINI
Senior Vice President and Chief Financial Officer

         David J. Iannini joined the Company in March 2005. Since July 2002, Mr. Iannini has served as the Chairman, President and Chief Executive Officer of MAR & Associates, Inc., an investment banking and consulting firm founded and owned by Mr. Iannini which provides financial services to public and private companies. From July 1999 to July 2002, Mr. Iannini was the Treasurer and Vice President of Corporate Development for Viad Corp, a NYSE listed company. Previously, Mr. Iannini was an investment banker primarily with Salomon Brothers and Schroders and has completed over 100 transactions involving the raising of capital both publicly and privately as well as mergers and acquisitions for both large and small public and private companies. Mr. Iannini was a Senior Accountant with Arthur Andersen & Co. from June 1981 to June 1984 and is a Certified Public Accountant. Mr. Iannini graduated Magna Cum Laude with a Bachelors of Science degree in Accounting from the Carroll School of Management at Boston College in 1981 and graduated Summa Cum Laude with a Master of Business Administration Degree in Finance from the John Anderson Graduate School of Management at UCLA. Mr. Iannini serves on the Board of Directors of Channell Commercial Corporation (Nasdaq: CHNL) and is a member of both the Audit and Compensation Committees. Mr. Iannini also served as an Adjunct Professor of Accounting at UCLA in 1994 and 1995.

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

GARY MOULTON
Senior Vice President of Audio Conferencing Services

         Gary Moulton joined the Company as Senior Vice President of Audio Conferencing Services with the Glyphics transaction in June 2004. Mr. Moulton brings more than 10 years of service, management, and customer support experience to iLinc in the audio conferencing industry. He founded Glyphics in 1995 and managed its growth into a leading provider of phone conferencing and audio conferencing services and events. As a member of the Glyphics' Board of Directors and as President and Chief Executive Officer, he was responsible for developing and implementing corporate vision and strategy. Prior to starting Glyphics, Mr. Moulton was manager of inside sales and customer service for Cookietree Bakeries, Inc., a national food service company. Mr. Moulton also served for four years in the United States Marine Corps.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION, HOLDERS, AND DIVIDENDS

         The Company's common stock has been traded on the American Stock Exchange system under the symbol "ILC" since February 6, 2004. Prior to that, the Company's common stock was traded on the American Stock Exchange system under the symbol "EDT." The following table sets forth the range of the reported high and low sales prices of the Company's common stock for the years ended March 31, 2005 and 2004:

         2005                                                  HIGH     LOW
         ---------                                            ------   -----
         First Quarter......................................  $1.37    $0.77
         Second Quarter.....................................  $0.92    $0.41
         Third Quarter......................................  $0.60    $0.40
         Fourth Quarter.....................................  $0.54    $0.32

         2004                                                  HIGH     LOW
         ---------                                            ------   -----
         First Quarter .....................................  $0.41    $0.25
         Second Quarter.....................................  $0.81    $0.32
         Third Quarter......................................  $1.09    $0.61
         Fourth Quarter.....................................  $1.23    $0.80

         As of July 12, 2005, the closing price of our common stock was $0.30 per share and there were approximately 250 holders of record, as shown on the records of the transfer agent and registrar of common stock. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock.

         The Company has not paid any cash dividends on its common stock in the past and does not plan to pay any cash dividends on its common stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

EQUITY COMPENSATION PLANS

         The table below provides information relating to our equity compensation plans as of March 31, 2005.

                                                                                           Number of Securities
                                                                                          Remaining Available for
                                                                                          Future Issuance Under
                                          Number of Securities to    Weighted-Average       Compensation Plans
                                          be Issued Upon Exercise    Exercise Price of    (Excluding Securities
                                          of Outstanding Options,   Outstanding Options,     Reflected in First
Plan Category                               Warrants and Rights     Warrants and Rights          Column)
=================================================================================================================
Equity compensation plans approved by
security holders                                 2,438,018                 $1.32                 430,614

Equity compensation plans approved by
security holders                                   450,000                 $8.50                      --

Equity  compensation  plans not  approved
by security holders                                     --                    --                      --

                                         --------------------------                      ------------------------
Total                                            2,888,018                                       430,614
                                         ==========================                      ========================

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


SALES OF UNREGISTERED SECURITIES

         Set forth below are the securities we issued during the 2005 fiscal year in private placement transactions which at the time were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Further included is the consideration, if any, we received for such securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

         In April of 2004, the Company completed a private placement offering with gross proceeds of $4.25 million that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of common stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum, and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair market value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized to interest expense over the term which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. Individuals and entities participating in this offering have the right to demand registration of the common stock issued therefrom upon written notice to the Company and also have piggyback registration rights should the Company file a registration statement before the shares are otherwise registered.

         The issuance of these securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D under the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company (AMEX:ILC) that has been derived from the audited consolidated financial statements. Effective January 1, 2004, the Company discontinued its dental practice management services. The Company has restated its historical results to reflect that business segment as a discontinued operation. The Company began its current Web conferencing operations during the 2002 fiscal year. The selected financial data should also be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                      YEAR ENDED       YEAR ENDED     YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                       MARCH 31,        MARCH 31,      MARCH 31,       MARCH 31,       MARCH 31,
STATEMENT OF OPERATIONS DATA:                            2005            2004(*)        2003(*)         2002(*)         2001(*)
                                                      -----------     -----------     -----------     -----------     -----------
Revenues
  Licenses .......................................    $     3,274     $     2,240     $       446     $        92     $        --
  Software and audio services ....................          5,052           1,195           1,117              --              --

  Maintenance and professional services ..........          2,043           2,471           2,513           2,590              --
                                                      -----------     -----------     -----------     -----------     -----------
    Total revenue ................................         10,369           5,906           4,076           2,682              --
Cost of revenues and operating expenses ..........         13,743           7,293           6,748           3,446              --
                                                      -----------     -----------     -----------     -----------     -----------
Loss from operations .............................         (3,374)         (1,387)         (2,672)           (764)             --
                                                      -----------     -----------     -----------     -----------     -----------
Loss from continuing operations before income
  taxes ..........................................         (5,199)         (2,293)         (3,889)         (1,062)             --
Income tax expense ...............................             --              --              --              --              --
                                                      -----------     -----------     -----------     -----------     -----------
Loss from continuing operations ..................         (5,199)         (2,293)         (3,889)         (1,062)             --
Income (loss) from discontinued operations .......           (128)            275             133           6,867         (24,917)
                                                      -----------     -----------     -----------     -----------     -----------
Net income (loss) ................................         (5,327)         (2,018)         (3,756)          5,805         (24,917)
Preferred stock dividends ........................           (105)            (75)             --              --              --
Imputed preferred stock dividends ................             --            (247)             --              --              --
                                                      -----------     -----------     -----------     -----------     -----------
Income (loss) available to common shareholders ...    $    (5,432)    $    (2,340)    $    (3,756)    $     5,805     $   (24,917)
                                                      ===========     ===========     ===========     ===========     ===========

Earnings (loss) per common share - basic and
    diluted
   From continuing operations ....................    $     (0.23)    $     (0.16)    $     (0.25)    $     (0.09)    $        --
   From discontinued operations ..................             --            0.02            0.01            0.58           (2.37)
                                                      -----------     -----------     -----------     -----------     -----------
   Net earnings (loss) per common share ..........    $     (0.23)    $     (0.14)    $     (0.24)    $      0.49     $     (2.37)
                                                      ===========     ===========     ===========     ===========     ===========

BALANCE SHEET DATA:

Cash and cash equivalents ........................    $       532     $       292     $       409     $     1,498     $        --
Working capital (deficit) ........................         (4,251)         (3,113)         (2,984)         (1,538)             --
Assets of discontinued operations ................            114             301             620           7,350           9,191
Total assets .....................................         17,229          12,460          12,423          15,587           9,191
Long-term debt, less current
maturities maturities ............................          8,822           6,404           7,901           7,361          11,461
Long-term debt discount ..........................         (2,120)         (1,960)         (2,038)         (2,264)             --
Liabilities of discontinued operations ...........            263              --              --              --          15,845
Total shareholders' equity (deficit) .............          3,670           3,366           2,320           4,666          (6,654)

-----------
   (*) Effective January 1, 2004, the Company discontinued its dental practice management services. The Company has restated its historical results and selected financial data to reflect its dental segment as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT INVOLVE WORDS LIKE "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, OUR DEPENDENCE ON OUR PRODUCTS OR SERVICES, MARKET DEMAND FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND CHANNEL PARTNERS, OUR ABILITY TO EXPAND OUR TECHNOLOGICAL INFRASTRUCTURE TO MEET THE DEMAND FROM OUR CUSTOMERS, OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED EMPLOYEES, THE ABILITY OF CHANNEL PARTNERS TO SUCCESSFULLY RESELL OUR SERVICES, THE STATUS OF THE OVERALL ECONOMY, THE STRENGTH OF COMPETITIVE OFFERINGS, THE PRICING PRESSURES CREATED BY MARKET FORCES, AND THE OTHER RISKS DISCUSSED HEREIN. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, TO REFLECT ANY CHANGE IN OUR EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. OUR REPORTS ARE AVAILABLE FREE OF CHARGE AS SOON AS REASONABLY PRACTICABLE AFTER WE FILE THEM WITH THE SEC AND MAY BE OBTAINED THROUGH OUR WEB SITE.

OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable, and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version
7.7. Our customers may choose from several different pricing options for the iLinc Suite, and may receive our products on a stand-alone basis or integrated with one or a number of our other award-winning products, depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, employee training sessions, product demonstrations, and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. We market our products using a direct sales force and a distribution channel consisting of agents and value added resellers. We allow customers to choose between purchasing a perpetual license or subscribing to a term license to our products, providing for flexibility in pricing and payment methods.

PRODUCTS AND SERVICES

WEB CONFERENCING AND WEB COLLABORATION

         The iLinc Suite(TM) is a four-product suite of software that addresses the four most common business collaboration needs.

         LearnLinc(TM) is an Internet-based software that is designed for training and education of remote students. With LearnLinc, instructors and students can collaborate and learn remotely providing an enhanced learning environment that replicates and surpasses traditional instructor-led classes. Instructors can create courses and classes, add varied agenda items, enroll students, deliver live instruction, and deliver content that includes audio, video, and interactive multimedia. In combination with TestLinc(TM), LearnLinc permits users to administer comprehensive tests, organize multiple simultaneous breakout sessions, and record, edit, play back, and archive entire sessions for future use.

         MeetingLinc(TM) is an online collaboration software designed to facilitate the sharing of documents, PowerPoint(TM) presentations, graphics, and applications between meeting participants without leaving their desks. MeetingLinc allows business professionals, government employees, and educators to communicate more effectively and economically through interactive online meetings using Voice-over IP technology to avoid the expense of travel and long distance charges. MeetingLinc allows remote participants to: give presentations, demonstrate their products and services, annotate on virtual whiteboards, edit documents simultaneously, and take meeting participants on a Web tour. Like all of the Web collaboration products in the Suite, MeetingLinc includes integrated voice and video conferencing services.

         ConferenceLinc(TM) is a presentation software designed to deliver the message in a one-to-many format providing professional management of Web conferencing events. ConferenceLinc manages events such as earning announcements, press briefings, new product announcements, corporate internal mass communications and external marketing events. ConferenceLinc is built on the MeetingLinc software platform and code to combine the best interactive features with an easy-to-use interface providing meaningful and measurable results to presenters and participants alike. Its design includes features that take the hassle out of planning and supporting a hosted Web seminar. ConferenceLinc includes automatic email invitations, "one-click join" capabilities, online confirmations, update notifications, and customized attendee registration. With ConferenceLinc, presenters may not only present content, but may also gain audience feedback using real-time polling, live chat, question and answer sessions, and post-event assessments. The entire presentation is easily recordable for viewing offline and review after the show with the recorder capturing the content and the audio, video, and participant feedback.

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

         Our Web collaboration suite of products may be sold as a customer-hosted installation (instead of a concurrent user license), allowing the customer to purchase the entire suite for organization-wide use on an unlimited connection basis. The enterprise edition provides for unlimited use for an unlimited number of users, and includes our entire four-product suite of Web collaboration products. Corporations, educational institutions, and governments may purchase or lease any one product or a combination of the products to suit their individual needs. Because our Web collaboration products are available for license as an iLinc hosted (i.e. in an Application Service Provider or "ASP") solution or as a customer hosted behind-the-firewall solution, customers can choose the model that works best for their budget and IT capabilities. If a customer purchases a perpetual license for the product, it also may purchase a customer support and maintenance agreement, varying in term from one to five years and typically costing 15% to 18% of the license fee for the product. If a customer chooses the iLinc-hosted solution, then the customer is charged a hosting fee ranging from 5% to 10%.

AUDIO CONFERENCING

         Through its acquisition of Glyphics that was effective June 1, 2004, the Company now also delivers comprehensive audio conferencing solutions that help businesses provide virtual meetings, corporate events, distance learning programs, and daily conference calls. Its audio conferencing offering includes a wide array of products: o AUDIO ON-DEMAND (NO RESERVATIONS NEEDED): The pre-established calling accounts for each user, you can create or participate in conference calls with no advance notice, 24/7;

         o RESERVED AUTOMATED: The solution for recurring calls, each participant has a permanent number and passcode;

         o OPERATOR ASSISTED: For important calls, this service includes an iLinc conference operator to host, monitor, and coordinate the call; and

         o ONLINE SEMINARS: Support online Web presentation with high-quality audio from iLinc.

         Customers may purchase our audio conferencing products and services without an annual contract commitment on a monthly recurring usage basis, and often subscribe for a fixed per-minute rate.

OTHER PRODUCTS AND SERVICES

         In addition to the iLinc Suite of products and services, we offer to our customers an array of e-Learning and training products and services. We offer training software products that like iLinc, promote online collaboration with products that integrate with our LearnLinc software. These include:
TestLinc which is an assessment and quizzing tool that allows for formal testing and evaluation of students and i-Canvas(TM) which is a training content development software that allows non-technical training professionals to create Web-based training courses without programming. i-Canvas is sold on an individual user perpetual license basis. We offer custom content development services through a subcontractor relationship. We also offer a library of online courses focused upon the training of executives on essential business topics. Our off-the-shelf online library of content includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College.

INDUSTRY TRENDS

         Industry analyst Frost and Sullivan in their recent World Web Conferencing Market report separates the Web Conferencing vendor community into three distinct groups: Total Service Providers ("TSPs"), Web Conferencing Software providers, and resellers of TSP and software providers. The difference between TSPs and software providers is that the TSPs only offer Web conferencing as an ASP service. Software providers offer Web conferencing as solutions that can be purchased and owned by customers (whether the software is installed internally or purchased by customers and hosted by the provider). iLinc competes in the software provider market.

         Although most of our major competitors compete only in the TSP market (including WebEx, Live Meeting, and Raindance), the Web conferencing software market is the faster growing segment, representing about $227 million of the current Web conferencing market. This market's projected growth is about 40% CAGR between 2002 and 2010 (as compared with the service provider market which is growing about 22% Compound Annual Growth Rate ("CAGR") for the same time period) and is forecast to outgrow the service provider market by the end of 2009.

         As with many technologies that achieve mainstream success, the decision to purchase Web conferencing is shifting from individual departments to IT. Several factors are driving this shift, including the need for organizations to centralize on one vendor instead of having several different vendors for Web or audio conferencing services for different parts of the organization. The requirements of the IT organization are often distinctly different from the purchase requirements of a department such as sales or marketing. To successfully sell to the market as it continues to mature, vendors need to be able to provide solutions that can scale and can meet customer needs at any point of their adoption cycle-whether their specific organization is just beginning to use Web conferencing in one part of the organization or if they are ready to deploy an enterprise-wide solution.

         Another important trend in the industry is the convergence of communication technologies such as audio and Web conferencing and the increase in demand for a single source for both of these capabilities. Frost and Sullivan has noted in a separate report on audio conferencing that the demand for integrated audio, Web, and video conferencing solutions continues to surge as end user needs for easy-to-use, single-source solutions swell. Developing and providing a truly converged user environment and experience, including the integration of audio, Web and video conferencing technologies is essential.

         With the addition of audio conferencing capabilities from our acquisition of Glyphic Communications, we have been able to provide a single source for deeply integrated Web, audio, video as well as Voice-over IP. Increasingly, the option a vendor chooses for Web conferencing determines their selection for audio conferencing. iLinc has already made significant progress in selling audio conferencing to the iLinc customer base and we actively cross sell all of our products and services to all customers. We believe that another benefit of the integrated conferencing approach is customer retention. According to the same Frost and Sullivan report, when Web conferencing and audio conferencing are sold together as an integrated package there is a significant increase in retention of the audio conferencing service. We are continuing to create incentives for our audio customers to be both Web and audio customers to drive this retention.

MARKET POSITION - DIFFERENTIATORS

         We view our position in the market as the best solution for the enterprise-wide buyer that has already adopted Web conferencing, as well as organizations that believe their usage of Web conferencing will grow quickly. As mentioned earlier, a growing number of these organizations are using four or more different vendors for Web or audio conferencing services and, therefore, not realizing the economies of scale that consolidating to one or two vendors for these services can provide. There are also other important considerations revolving around Web conferencing such as security and bandwidth availability that are forcing the buying decision for Web and audio conferencing out of the business units and into the IT department. We believe that our solution uniquely maps to critical IT requirements among these mature buyers in five important areas.

         First, we offer WEB CONFERENCING SOFTWARE WITH FLEXIBLE LICENSING OPTIONS that allows organizations to pay a one-time license fee to install the software inside of their environment, or to purchase perpetual licenses and have those licenses hosted in our co-location facility. We find this flexibility to be an important differentiator to address the needs of customers that are ready to make an enterprise-wide decision as well as customers that think their usage may grow throughout their organization. This licensing structure also enables us to maintain a consistent revenue stream of smaller sized purchases while also winning larger enterprise-wide deals that help substantially increase revenue growth.

         Second, as noted earlier, we provide a COMPLETELY INTEGRATED WEB, AUDIO, VIDEO AND VOICE-OVER IP CONFERENCING SOLUTION with what we believe to be a rich-feature set. According to Web conferencing analysts, as the industry moves beyond the boundaries imposed by the term "Web conferencing" to more of a rich media communications environment, those vendors that are ahead of the curve in terms of features and functionality will be around for the long-term survival. Vendors offering a "me too" solution are not expected to be active long-term competitors and are expected to disappear in the form of consolidation, acquisitions, or all together exit the market because of shrinking profits.

         Third, we offer the HIGHEST LEVEL OF DATA SECURITY commercially available. We believe that we are the only Web conferencing provider that offers a customer-hosted solution with a purchase license option and true point-to-point security with our unique combination of Advanced Encryption Standard ("AES") and secure socket layer (SSL). All information within a session can be transmitted between meeting attendees securely without any reduction in performance. This aspect of our software has been extremely attractive to government, military, and financial organizations as well as to the companies that supply to these entities. We also believe that this solution combined with other aspects of our software enables us to be a more reliable solution than our Web conferencing software competitors. Our customers report that they are able to get more people into Web conferencing session regardless of whether they are connecting users from directly inside of a network or outside of a network. Importantly, the iLinc software also works in locked-down environment and is very successful getting through firewalls.

         Fourth, our solution is SUITABLE AND SCALABLE FOR ENTERPRISE-WIDE DEPLOYMENT. The iLinc Suite contains four modes that address the most common needs for business collaboration within the enterprise. We offer virtual classroom software with our LearnLinc mode, presentation and sales demonstration capabilities with MeetingLinc, customer support with SupportLinc, and a mode for Web casts and marketing events with ConferenceLinc. Each of these modes shares a common interface enabling users of one mode to easily understand any of our other modes. This reduces the learning curve for Web conferencing enterprise-wide roll out and we believe increases adoption success. All users can have access to all four modes of the suite. This is an important differentiation because our competition typically charges separate licensing fees for the use of separate modes. Giving users access to the full suite supports the natural migration of Web conferencing usage from department to department. Each of the modes has functionality built specifically for a particular type of activity. The most comprehensive feature set is included in LearnLinc, which we believe to be one the best virtual classroom training tools on the market. LearnLinc defeated every other major Web conferencing provider at the only synchronous software shootout ever held at the Online Learning Expo. At this event, training professional selected LearnLinc as the first place winner when judged on overall capabilities and ease-of-use. Industry analyst Bersin and Associated also recently noted LearnLinc as "The first virtual classroom technology ever developed and still a technology leader today" in a May 2005 study.

         Fifth, we provide what we believe to be an EXCEPTIONAL "TOTAL COST OF OWNERSHIP" VALUE. Our software and services are competitively priced, but unlike our competitors, a customer's installation of our product is a very short and non-labor intensive process. Maintenance of our software also requires minimal attention from an IT perspective. Most of our Web conferencing software competitors require very complex and costly implementations.

         We believe that all of these factors make our solution compelling to organizations that have already adopted the practice of Web conferencing as a best practice as well as companies that are just starting to use Web conferencing, but anticipate that their usage will grow quickly. We recognize that in order to grow our market share we need to develop products that are easy to implement and that scale with our customer needs.

SALES AND MARKETING FOCUS

         To leverage these advantages, our organization continually creates new marketing and sales campaigns that focus in four target markets.

         o We sell to prospects that are using other Web conferencing service providers that are ready to migrate to Web conferencing software. We find that these organizations appreciate the cost and feature advantages that our technology offers.
         o We target organizations that have a natural fit for highly secure, Web conferencing software such as government, military, and financial organizations as well as the companies that supply to these entities.
         o We target organizations looking to deploy live, Web-based training. Our software was originally built for training and we have maintained a competitive technology advantage in this area.
         o We continue to cross sell all of our products and services to our large database of existing customers.

RESULTS OF OPERATIONS

         As of March 31, 2005, we provide integrated Web and audio conferencing software and services with what we believe to be a very robust feature set that includes integrated video and Voice-over IP. The iLinc Suite includes: LearnLinc which permits live instructor-led training and education over the Internet to remote students replicating the instructor-led environment; MeetingLinc which facilitates more effective and economical communication through online meetings using Voice-over IP technology to avoid the expense of travel and long-distance charges; ConferenceLinc which delivers your message more consistently in a one-to-many format replicating professionally managed conferencing events; and SupportLinc which gives customer service organizations the ability to provide remote, hands-on support for products, systems, or software applications. The iLinc Suite is available in both a periodic license rental model and perpetual license purchase model. Since its beginnings in 1994, LearnLinc and MeetingLinc have been installed and operational in corporate, government, and educational organizations in the United States and internationally. Our iLinc suite of products includes the ability to use integrated Voice-over IP and two-way live video. We have also completely integrated together audio conferencing services into the Web conferencing products. These services supplement the Web product but can also be purchased separately.

         On June 3, 2004, the Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price totaled $5.220 million depending upon contingencies in the purchase agreement that are based on a multiple of the Glyphics' 2003 estimated annual audited net audio conferencing business revenues. The purchase price was paid with the assumption of approximately $2.457 million in specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share, or an estimated 3.524 million shares. Twenty percent of the consideration due is being held in escrow. The consideration held in escrow is in the form of 704,839 shares of the Company's common stock. Shares held in escrow will be available to the Company to satisfy contingent claims and seller's indemnification obligations. Shares held in escrow also may be returned to the Company in the event that audio conferencing revenues obtained by the Company during the 12-month period beginning June 1, 2004 do not exceed the audited revenues earned by Glyphics during the calendar year ending December 31, 2003. Due to the Company assuming obligations of $342,000 greater than scheduled in the purchase agreement, the Company believes that it has a claim of return against approximately 359,000 of the shares held in escrow. Individuals and entities participating in this transaction who are shareholders receiving the Company's common stock have the right to demand registration of the common stock issued therefrom upon written notice, one year from the date of the transaction, to the Company and also have piggyback registration rights should the Company file a registration statement before the shares are otherwise registered.

         The operations of the Company involve many risks, which, even through a combination of experience, knowledge, and careful evaluation, may not be overcome. These risks include the fact that the market for Web conferencing products and services is in the early stages of development and may not grow to a sufficient size or at a sufficient rate to sustain the Company's business. The Company also faces intense competition from other Web conferencing and audio conferencing providers and may be unable to compete successfully. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, and other resources and therefore may be able to more quickly respond to changing opportunities or customer requirements. New competitors are also likely to enter this market in the future due to the lack of significant barrier to entry in the market share. See "Additional Risk Factors That May Affect Our Operating Results and The Market Price of Our Common Stock."

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the 12 months ended March 31, 2005 ("fiscal 2005") and March 31, 2004 ("fiscal 2004") were $10.4 million and $5.9 million, respectively, an increase of $4.5 million. License revenues from continuing operations increased $1.0 million from $2.2 million in fiscal 2004 to $3.3 million in fiscal 2005. Software and audio services revenues increased $3.9 million from $1.2 million in fiscal 2004 to $5.1 million in fiscal 2005, and maintenance and professional services revenues decreased $428,000 from $2.5 million in fiscal 2004 to $2.0 million in fiscal 2005. The increase in revenue is a result of the Company's continuing expansion into the Web conferencing marketplace and concentrated sales and marketing strategies focused on promoting the iLinc Suite of products.

         Total revenues from continuing operations generated for the 12 months ended March 31, 2004 and March 31, 2003 ("fiscal 2003") were
$5.9 million and $4.1 million, respectively, an increase of $1.8 million. License revenues from continuing operations increased $1.8 million from $446,000 in fiscal 2003 to $2.2 million in fiscal 2004, software and audio services revenue increased $78,000 from $1.1 million in fiscal year 2003 to $1.2 million in fiscal 2004, and service and maintenance revenues remained constant at $2.5 million in fiscal 2003 and fiscal 2004. The increase resulted primarily from the Company's change in sales and marketing strategy to focus on promoting the iLinc Suite of products.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of license revenues is driven by the amount of licenses sold. It consists of royalty and usage fees paid to third parties on sale of certain product licenses and costs for fulfillment and materials. Cost of license revenues for the 12 months ended March 31, 2005 and March 31, 2004 were $154,000 and $219,000 respectively, a decrease of $65,000. The decrease is related to a decrease in third party usage fees for the Company's online learning management product. Cost of license revenues for the 12 months ended March 31, 2004 and March 31, 2003 were $219,000 and $1,000, respectively, an increase of $218,000. The increase is primarily due to an increase in third party usage fees and connectivity charges for the Company's online learning management products.

         Cost of software and audio services revenue include salaries and related expenses for our Web conferencing and audio services organizations, an overhead allocation consisting primarily of a portion of our facilities, communications, and depreciation expenses that are attributable to providing these services, an allocation of technical support costs attributable to providing support for these services and direct costs related to our ASP, hosting, and audio services offerings. Cost of software and audio services for the 12 months ended March 31, 2005 and March 31, 2004 were $3.8 million and $526,000, respectively, an increase of $3.3 million. This increase is primarily a result of the acquisition of the Glyphics' audio conferencing assets and business in June of 2004. Cost of software and audio services revenues for the 12 months ended March 31, 2004 and March 31, 2003 were $526,000 and $816,000, respectively, a decrease of $290,000. The decrease was primarily the result of the closure of an office in California and a reduction in the number of employees required to directly support software services.

         Cost of maintenance and professional services revenues include an allocation of technical support costs related to the maintenance services, an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses that are attributable to providing these services and third party costs related to our custom content revenues. Cost of maintenance and professional services for the 12 months ended March 31, 2005 and March 31, 2004 was $792,000 and $1.2 million, respectively, a decrease of $456,000. This decrease is primarily attributable to a decrease of $640,000 in revenue from custom content contracts. Cost of maintenance and professional services revenue for the 12 months ended March 31, 2004 and March 31, 2003 were $1.2 million and $353,000, respectively, an increase of $895,000. The increase is primarily the result of outsourcing custom content services to Interactive Alchemy in May 2003.

         Amortization of acquired developed technology consists of amortization of acquired software technology from the Mentergy, Glyphics, and Quisic acquisitions. Amortization of acquired technology for the 12 months ended March 31, 2005 and March 31, 2004 was $451,000 and $233,000, respectively, an increase of $218,000 which is related to the amortization of the Glyphics software technology.

         Amortization of acquired developed technology for the 12 months ended March 31, 2004 and March 31, 2003 was $233,000 and $109,000, respectively, an increase of $124,000, due primarily to amortization of software technology from the Mentergy acquisition.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Operating expenses from continuing operations consist of research and development, sales and marketing, general and administrative expenses. The Company incurred operating expenses from continuing operations of $8.5 million in fiscal 2005, an increase of $3.4 million from $5.1 million in fiscal 2004. This increase is primarily due to an increase in general and administrative costs of $1.1 million, sales and marketing costs of $1.9 million, and research and development costs of $511,000.

         Fiscal 2004 operating expenses from continuing operations were $5.1 million, a $402,000 decrease from fiscal 2003 operating expenses of $5.5 million. The decrease is primarily due to a decrease in research and development costs of $1.3 million, offset by an increase of $356,000 in sales and marketing costs and an increase of $468,000 in general and administrative costs.

         Research and development expenses from continuing operations represent expenses incurred in connection with the provision of Web and audio conferencing services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses for fiscal 2005 and fiscal 2004 were $1.5 million and $1.0 million respectively, an increase of $511,000. The increase is primarily the result of increased salaries and benefits of $302,000 related to an overall increase in the number of employees and additional compensation and benefits of $215,000 as a result of the Glyphics acquisition.

         Fiscal 2004 research and development expenses from continuing operations were $1.0 million, a decrease of $1.3 million from fiscal 2003 research and development expenses of $2.3 million. The decrease is the primary result of the outsourcing of the custom content services to Interactive Alchemy in May 2003.


         Sales and marketing expenses from continuing operations consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $4.1 million and $2.2 million for fiscal 2005 and fiscal 2004, respectively, an increase of $1.9 million. The increase is primarily a result of increased salaries and related benefits of $787,000 due to an increase in the average number of sales and marketing employees, increases in marketing expenses of $487,000 related to lead generation activities, trade show attendance, and advertising costs. This amount also included cost directly associated with sales and marketing expenses related to the Glyphics acquisition of $321,000 and costs related to the amortization of customer lists and intangibles from the Glyphics acquisition of $167,000.

         Fiscal 2004 sales and marketing expenses from continuing operations were $2.2 million, an increase of $356,000 from fiscal 2003 sales and marketing expenses of $1.8 million. The increase is a result of the Company's change in business and addition of sales and marketing personnel focused on promoting the iLinc Suite.

         General and administrative expenses from continuing operations consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance, and administrative personnel, rent, bad debt expense, professional services, travel, office costs, and other general corporate expenses. During fiscal 2005 and 2004, general and administrative expenses from continuing operations were $2.9 million and $1.8 million, respectively, an increase of $1.1 million. General and administrative expenses increased primarily due to the expansion of the business which included the Glyphics acquisition. The overall increase in general and administrative expense was primarily comprised of an increase in bad dept expense of $331,000, salaries and related benefits of $208,000, accounting fees of $166,000, consulting fees of $145,000, warrant expense of $91,000, and investor relations expense of $85,000.

         During fiscal 2004 and 2003, general and administrative expenses from continuing operations were $1.8 million and $1.4 million respectively, an increase of $468,000. General and administrative expenses increased primarily due to the Company's change in strategy and the acquisition of LearnLinc, and was primarily composed of increases in occupancy expenses of $147,000, legal fees of $105,000, compensation and related benefits of $142,000, general insurance of $91,000, telephone of $70,000, office expenses of $72,000, travel and entertainment of $53,000, other professional fees of $47,000 and investor relation expenses of $27,000. These and other increases were partially offset by bad debt recoveries of $284,000.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations was $1.9 million in fiscal 2005 and $1.2 million in fiscal 2004. The increase was primarily due to interest expense resulting from the issuance of $3.2 million of senior unsecured promissory notes in April of 2004 and from debt acquired in the Glyphics acquisition. Interest expense from continuing operations remained constant at $1.2 million in fiscal 2004 and 2003 respectively.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded no tax benefit during fiscal 2005 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its Web and audio conferencing business strategy. At March 31, 2005, the Company has a net deferred tax asset of $11,714,000 with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of five to 13 years.

         The Company recorded no tax expense during fiscal 2005 and 2004 as a result of the losses it incurred in those years and did not record a tax benefit during fiscal 2003 due to the utilization of its fully reserved net operating loss carry-forward.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. Results of operations from this segment are presented as discontinued operations for the fiscal years ended March 31, 2005, 2004, and 2003 in accordance with SFAS 146 "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES."

         Net income (loss) from discontinued operations for fiscal 2005, 2004 and 2003 was ($128,000), $275,000, and $133,000, respectively. Cash flows provided by discontinued operations were $116,000, $387,000, and $1.6 million during the fiscal years 2005, 2004, and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a working capital deficiency, has incurred operating losses and has negative cash flows from continued operations. The Company currently does not have existing working capital and does not generate positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term. These matters, among others, including our limited operating history as a provider of Web conferencing and Web collaboration software have caused our auditors to conclude in their report that there is substantial doubt about the Company's ability to continue as a going concern. Our plan with regard to these matters includes the continued development, marketing and licensing of our iLinc suite of products and services through both internal sales efforts and through external channel partnerships. We plan to expand where appropriate with external growth by acquisition, with those acquisitions including providers of audio conferencing as well as Web conferencing products and services. Additionally, the Company intends to convert a portion of its debt into equity that would lessen the burden of principal repayment or interest expense. In combination with debt reductions through conversion to equity, the Company intends to raise additional capital through a combination of equity financings or debt financings. A portion of the Company's plans to address these issues includes further reductions in overhead or the negotiation of payables from acquisitions. Although we continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its Web conferencing and audio conferencing products and services to provide adequate cash flows to sustain our operations. Our continuation as a Company may be dependent on our ability to raise additional equity or debt capital, to continue to increase sales and revenues, to generate positive cash flows from operations and ultimately to achieve profitability.

         At March 31, 2005, the Company had a working capital deficit of $4.3 million. Current assets included $532,000 in cash and $1.9 million in accounts receivable and $94,000 in prepaids and other assets. Current liabilities consisted of $1.0 million of deferred revenue, $1.1 million of current maturities of long-term debt and capital leases and $4.7 million in accounts payable and accrued liabilities.

CASH FLOWS FROM CONTINUING OPERATIONS

         Cash used in operating activities was $2.6 million during fiscal 2005 and $1.1 million during fiscal 2004. Cash used in operating activities during fiscal 2005 was primarily attributable to a net loss of $5.2 million and increases in accounts receivable of $450,000. These items were partially offset by increases in accounts payable and accrued liabilities of $465,000 and non-cash expenses and revenues totaling $2.6 million.

         Cash used in operating activities during fiscal 2004 was $1.1 million and was primarily attributable to a net loss of $2.3 million and an increase in accounts receivable of $352,000. These items were partially offset by increases in accounts payable and accrued liabilities of $753,000 and non-cash expenses and revenues totaling $1.0 million. Cash used in operating activities was $2.1 million during fiscal 2003 primarily due to a net loss of $3.9 million and an increase in accounts receivable of $177,000 offset by an increase in accounts payable of $922,000 and non-cash expenses totaling $588,000.

         Cash used by investing activities was $194,000, $364,000, and $126,000 in fiscal years 2005, 2004, and 2003, respectively. Cash used by investing activities during fiscal 2005 was primarily due to capital expenditures of $153,000. Cash used by investing activities during fiscal 2004 was primarily due to capital expenditure of $66,000 and acquisitions, net of cash acquired of $367,000. Cash used by investing activities in fiscal 2003 was primarily due to capital expenditures of $64,000 and issuance of a note receivable for $97,000 offset by acquisitions, net of cash acquired of $35,000.

         Cash provided in financing activities was $2.9 million during fiscal 2005. Cash provided in financing activities was $926,000 during fiscal 2004 and cash used in financing activities was $490,000 during fiscal 2003. Cash provided by financing activities during fiscal 2005 was primarily due to proceeds from the issuance of long-term debt. Cash provided in financing activities during fiscal 2004 was primarily due to proceeds from the issuance of preferred stock of $1.5 million and issuance of long-term debt of $500,000. These were partially offset by the repayment of long-term debt of $559,000 and $212,000 in financing costs. Cash used in financing activities during fiscal 2003 was due to the repayment of debt and capital leases of $510,000.

ACTIVITIES RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         In connection with the Company's IPO in March of 1998, the Company issued notes (the "IPO Notes") to certain shareholders who had provided capital prior to the IPO. Those amended IPO Notes matured on April 1, 2005. Subsequent to March 31, 2005, many of the IPO Note holders agreed to extend the maturity date and accept installment payments that are due during the year ended March 31, 2006 at an interest rate of 10%. The total outstanding principal balance on these IPO Notes is $282,000 as of March 31, 2005.

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the 10 year term of the Convertible Notes. Upon conversion, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2005 holders with a principal balance totaling $150,000 converted their notes into common shares of the Company.

         On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of convertible preferred stock was allocated pro rata between the relative fair values of the preferred stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the 2004 fiscal year, holders of 22,500 shares of preferred stock converted those shares into 450,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that was used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that have a term of 24 months (subject to adjustment in certain events), and the notes are subordinated to any present or future senior indebtedness. The notes bear interest at the rate of 8% per annum and require quarterly payments of interest only, with the principal due at maturity on February 12, 2006. In May and June of 2004 holders with a principal balance totaling $500,000 converted their notes into 714,285 common shares of the Company. The underlying common stock issued upon conversion of the notes have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In April of 2004, the Company completed a private placement offering raising capital of $4,250,000 that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of common stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The senior notes bear interest at a rate of 10% per annum and accrued interest was due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company.

         On June 3, 2004, the Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price totaled $5.220 million depending upon contingencies in the purchase agreement that are based on a multiple of the Glyphics' 2003 estimated annual audited net audio conferencing business revenues. The purchase price was paid with the assumption of approximately $2.457 million in specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share, or an estimated 3.524 million shares. Twenty percent of the consideration due is being held in escrow. The consideration held in escrow is in the form of 704,839 shares of the Company's common stock. Shares held in escrow will be available to the Company to satisfy contingent claims and seller's indemnification obligations. Shares held in escrow also may be returned to the Company in the event that audio conferencing revenues obtained by the Company during the 12-month period beginning June 1, 2004 do not exceed the audited revenues earned by Glyphics during the calendar year ending December 31, 2003. Due to the Company assuming obligations of $342,000 greater than scheduled in the purchase agreement, the Company believes that it has a claim of return against approximately 359,000 of the shares held in escrow. Individuals and entities participating in this transaction who are shareholders receiving the Company's common stock have the right to demand registration of the common stock issued therefrom upon written notice, one year from the date of the transaction, to the Company and also have piggyback registration rights should the Company file a registration statement before the shares are otherwise registered.

CONTRACTUAL OBLIGATIONS

                  The following schedule details all of the Company's indebtedness and the required payments related to such obligations at March 31, 2005 (IN THOUSANDS):

                                                        DUE IN                                 DUE IN YEARS
                                                      LESS THAN       DUE IN      DUE IN YEAR    FOUR AND     DUE AFTER
                                           TOTAL       ONE YEAR      YEAR TWO       THREE          FIVE       FIVE YEARS
                                        ----------    ----------    ----------    ----------    ----------    ----------
Long term debt .....................    $    9,707    $      885    $        7    $    3,190    $       --    $    5,625
Capital lease obligations ..........           227           196            31            --            --            --
   Interest Expense ................         5,493         1,031           994           768         1,350         1,350
Operating lease obligations ........         1,418           724           561           133            --            --
Base salary commitments
   under employment
   agreements ......................         1,049           650           399            --            --            --
                                        ----------    ----------    ----------    ----------    ----------    ----------
Total contractual obligations ......    $   17,894    $    3,486    $    1,992    $    4,091    $    1,350    $    6,975
                                        ==========    ==========    ==========    ==========    ==========    ==========


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

REVENUE RECOGNITION

         Our revenues are generally classified into three main categories: license revenue, software and audio service revenue and maintenance and professional service revenue. License revenue is generated from the sale of our iLinc suite of Web conferencing software on a software purchase model basis and from the sale of our off-the-shelf courseware, primarily the online Bridge (Mini-MBA) program. Software and audio service revenue is generated from the sale of our iLinc Suite of Web conferencing software on an Application Service Provider ("ASP") model basis, the sale of our iLinc Suite software on a per-minute basis, and includes all revenue from the provision of audio conferencing services, as well as, all service contracts that might include hosting and training services. Maintenance and professional service revenue is generated from the sale of maintenance contracts related to our iLinc suite of Web conferencing software on a purchase model basis, when hosted by the customer, and from the sale of professional services that are associated with our custom content development services.

Sales of Software Licenses

         Because we offer the iLinc Suite software in one of two forms, the first being a purchase model and the second being an ASP or per-minute model, we have separate revenue recognition policies applicable to each licensing model. With each sale of our Web conferencing products and services, we execute written contracts with our customers that govern the terms and conditions of each software license sale, hosting agreement, maintenance and support agreement, and other services arrangements. We do not typically execute written agreements for the sale of audio conferencing services.

         In connection with the Company's sales of software licenses, whether on a purchase model basis or periodic license basis, the Company adopted Statement of Position ("SOP") 97-2 as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software licenses if all of the following conditions are met: first, there is persuasive evidence of an arrangement with the customer; second, the product has been delivered to the customer; third, the amount of the fees to be paid by the customer is fixed or determinable; and, fourth, collection of the fee is probable.

         Each of these factors, particularly the determination of whether a fee is fixed and determinable and the collectability of the resulting receivable, requires the application of the judgment and the estimates of management. Therefore, significant management judgment is utilized and estimates must be made in connection with the revenue we recognize in any accounting period. We analyze various factors, including a review of the nature of the license or product sold, the terms of each specific transaction, the vendor specific objective evidence of the elements required by SOP 97-2, any contingencies that may be present, our historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions. Changes in our judgment based upon these factors and others could impact the timing and amount of revenue that we recognize, and ultimately the results of operations and our financial condition. Therefore, the recognition of revenue is a key component of our results of operations.

         At the time of the sale of our software license on a purchase license basis, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction before recording immediate revenue recognition, assuming all other elements of revenue recognition are present. Billings to our customers are generally due within 30 to 90 days, with payment terms up to 120 days available to certain credit worthy customers. We believe that we will have sufficient history of collecting all amounts within these normal payment terms and to conclude that the fee is fixed or determinable at the time of the perpetual license sale.

         Under certain circumstances, we have offered payment terms greater than 120 days and up to as much as 12 months to certain customers, for sales involving our Web conferencing perpetual license products where license revenue would normally be recognized upon delivery of the product. However, we currently do not believe that we have sufficient history of selling the iLinc Suite of products under perpetual license arrangements with extended payment terms exceeding 120 days, and therefore will record revenue when the payments from the customer are due, rather than immediately upon delivery of the product and collection is probable, assuming all other elements of revenue recognition are present.

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

Sales of Concurrent Licenses on an ASP and Per-Minute Basis

         Historically and on a continuing basis, a majority of our license revenue has been generated under the software purchase model basis, with revenue recognized based on a one-time sale of a perpetual license. In addition to that purchase model software sale, we also offer a more flexible concurrent connection seat license and a pay-per-minute usage based model. Under our ASP model, a customer may subscribe to a certain number of concurrent connections or seats for a fixed period, often a year. Under this ASP method, we recognize the revenue associated with these monthly, fixed-fee subscription arrangements each month on a straight line basis over the term of the agreement. Other customers choose to avoid annual commitments and instead use our Web conferencing and audio conferencing products and services based upon a per-minute or usage-based pricing model. Per-minute customers may also include those customers on an ASP model that incur overage fees for usage in excess of the permitted number of seats or minutes in excess of the minimum commitment. The per-minute fees that include overage fees are charged at the end of each month and recorded as revenue at the end of each month as the services are provided. Customers with contractually established minimum per-minute fees are assessed the greater of the established minimum or the actual usage at the end of each month. Customers wishing to avoid monthly commitments may use the e-commerce portion of our Web site that permits the use of our Web conferencing services on a pay-per-use basis, with no monthly minimum, purchasing the services and paying for those services online by credit card.

Sales of Maintenance, Hosting, and other Related Services

         The Company offers with each sale of its software products a software maintenance, upgrade, and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold in a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12-month terms with maintenance contracts available up to 36 months. The Company typically charges 15% to 18% for a 12-month contract with discounts available for longer term agreements. The Company also typically charges 5% to 10% for hosting of purchase model software sales for customers who do not wish to install and host the iLinc Suite on their own premises or that of a co-location facility. Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis.

         Revenues from consulting, training, and education services are recognized either as the services are performed, ratably over a subscription period, or upon completing a project milestone if defined in the agreement. These consulting, training, and education services, are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills, and are often performed by the customer or our VAR's customers without access to those services.

         Implementation, consulting, training, translation, and other event-type services may also be sold in conjunction with the sale of our software products. Those services are generally recognized as the services are performed or earlier when all other revenue recognition criteria have been met. Although the Company may provide implementation, training, and consulting services on a time and materials basis, a significant portion of these services have been provided on a fixed-fee basis.

         Should the sale of our software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), we allocate revenue to each component of the arrangement using the residual-value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements and recognize the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers. Thus, these types of arrangements require us to make judgments about the fair value of undelivered arrangements.

Sales of Custom Content Development Services

         A component of our maintenance and professional services revenue is derived from custom content development services. The sale of custom content development services often involves the execution of a master service agreement and corresponding work orders describing the deliverable due, the costs involved, the project milestones, and the payments required. For contracts and revenues related exclusively to custom content development services, the Company recognizes revenue and profit as work progresses on custom content service contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenue and costs as each job progresses throughout the relevant contract period. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a custom content service contract can be made. Recognized revenues and profit are subject to revisions as the custom content service contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Should this arise, the provision for any estimated losses on uncompleted custom content service contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2005 for any custom content development services. For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer.

Sales by VAR's and Agents

         The Company has engaged organizations within the United States of America and in 12 other countries that market and sell its products and services through their sales distribution channels that are value added resellers (VAR's). The VAR's primarily sell, on a non-exclusive basis, our iLinc suite of Web conferencing products and predominately sell purchase-model perpetual licenses for installation and hosting by the VAR's customer. The Company's VAR contracts have terms of one to two years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. Each VAR purchases the product from the Company and resells the product to its customers. Under those VAR agreements, the Company records only the amount paid by the VAR as revenue and recognizes revenue when all revenue recognition criteria have been met. The Company also engages organizations that act as mere agents or distributors of its products ("Agents"), without title passing to the Agent and with the Agent only receiving a commission on the consummation of the sale to our customer. The Company records revenue on sales by Agents on a gross basis before commissions due to the Agent and only when all revenue recognition criteria are met as would be with a sale by the Company directly to a customer not involving an agent.

Sales Reserves

         The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded, if at all, as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations, and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations, and terminations being consistent with the historical rate. If the rate of actual credits, cancellations, and terminations is different than the historical rate, revenue would be different from what was reported. As of March 31, 2005, we believe that an accrual for sales reserves was appropriate, and will continue to assess the adequacy of the sales reserve account balance on a quarterly basis.

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

         The allowance for doubtful accounts is, as of March 31, 2005, $84,000 and is based on our historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

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

         The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with its acquisitions. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. The Company, based on a third party full scope valuation with a valuation date of March 31, 2004, indicated that impairment of that goodwill and intangible assets was not required. Based upon that third party valuation and further analysis performed, the Company's management believes no such impairment exists at March 31, 2005.

         Debt issuance costs are amortized using the effective interest rate method over the term of the related debt obligations.

         Other intangibles primarily consist of the Quisic and LearnLinc purchase consideration that was allocated to purchased software and customer relationship intangibles. Such other intangibles are amortized over their expected benefit period of 24 to 36 months.

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

STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT TO SFAS NO. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 123 and accordingly the implementation of SFAS No. 148 did not have a material affect on the Company's consolidated financial position or results of operations.

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

GUARANTEES AND INDEMNIFICATIONS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45.

         The Company provides a 90-day warranty for certain of its products. Historically, the Company's performance under the warranty has been minimal, and as such, no warranty accrual has been provided for in the Company's consolidated financial statements.

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2005.

         The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

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

WE FACE RISKS INHERENT IN INTERNET-RELATED BUSINESSES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS.

         We face risks frequently encountered by companies in new and rapidly evolving markets such as Web conferencing and audio conferencing. We may fail to adequately address these risks and, as a consequence, our business may suffer. To address these risks among others, we must successfully introduce and attract new customers to our products and services; successfully implement our sales and marketing strategy to generate sufficient sales and revenues to achieve or sustain operations; foster existing relationships with our existing customers to provide for continued or recurring business and cash flow; and, successfully address and establish new products and technologies as new markets develop. We may not be able to sufficiently access, address, and overcome risks inherent in our business strategy.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We have a significant working capital deficiency, and have historically suffered substantial recurring losses and negative cash flows from operations. These factors, among others, have caused our auditors to conclude in their report that there is substantial doubt as to our ability to continue as a going concern. Our plans with regard to these factors include continued development, marketing, and licensing of our Web Conferencing and audio conferencing products and services through both internal growth and acquisition and the obtainment of additional capital. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient revenues from our products and services to provide adequate cash flows to sustain operations. Our continuation is dependent on our ability to raise additional equity or debt capital, to increase our Web conferencing and audio conferencing revenues, to generate positive cash flows from operations and to achieve profitability. The consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.

LISTING QUALIFICATIONS MAY NOT BE MET.

         The American Stock Exchange's continued listing standards require that the Company maintain stockholder's equity of at least $4.0 million if the Company has losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company has sustained losses in three of its four most recent fiscal years and therefore must maintain at stockholder's equity of at least $4.0 million. As of the date of this Report, the Company did not have at least $4.0 million in stockholder's equity. If now or in the future, the Company fails to maintain a sufficient level of stockholder's equity in compliance with those and other listing standards of the American Stock Exchange then the Company would be required to submit a plan to the American Stock Exchange describing how it intended to regain compliance with the requirements.

DILUTION TO EXISTING STOCKHOLDERS IS LIKELY TO OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

        On March 31, 2005, 25,577,287 shares of our common stock were issued, of which 1,432,412 were held in treasury, and 14,101,637 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce the percentage ownership of existing stockholders in the Company. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

         Our success depends in large part on our proprietary technology. If we fail to successfully enforce our intellectual property rights, the value of these rights, and consequently, the value of our products and services to our customers, could diminish substantially. It may be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization, and it may also be possible for third parties to independently develop substantially equivalent intellectual property. Currently, we do not have patent protection in place related to our products and services. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. While we have not received any notice of any claim of infringement of any of our intellectual property, from time to time we may receive notice of claims of infringement of other parties' proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. These types of claims could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements, if required, may not be available on reasonable terms, or at all.

COMPETITION IN THE WEB CONFERENCING AND AUDIO CONFERENCING SERVICES MARKET IS INTENSE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY, PARTICULARLY AS A RESULT OF RECENT ANNOUNCEMENTS FROM LARGE SOFTWARE COMPANIES.

         The markets for Web conferencing and audio conferencing products and services are relatively new, rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Many of our competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical, marketing, public relations, and distribution resources than we do. We expect that we will face new competition as others enter our market to develop Web conferencing and audio conferencing services. These current and future competitors may also offer or develop products or services that perform better than ours. In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways.

FUTURE REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF INTERNET-BASED BUSINESS AND SERVICES.

         As commercial use of the Internet increases, federal, state, and foreign agencies could enact laws or adopt regulations covering issues such as user privacy, content, and taxation of products and services. If enacted, such laws or regulations could limit the market for our products and services. Although they might not apply to our business directly, we expect that laws or rules regulating personal and consumer information could indirectly affect our business. It is possible that such legislation or regulation could expose us to liability which could limit the growth of our Web conferencing and audio conferencing products and services. Such legislation or regulation could dampen the growth in overall Web conferencing usage and decrease the Internet's acceptance as a medium of communications and commerce.

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

THE GROWTH OF OUR BUSINESS SUBSTANTIALLY DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW SERVICES AND FEATURES IN A TIMELY MANNER.

         We acquired our Web conferencing software and business in November of 2002 and we acquired our audio conferencing business in June of 2004. With our focus on those products and services, our growth depends on our ability to continue to develop new features, products, and services around that software and product line. We may not successfully identify, develop, and market new products and features in a timely and cost-effective manner. If we fail to develop and maintain market acceptance of our existing and new products to offset our continuing development costs, then our net losses will increase and we may not be able to achieve or sustain profitability on a consistent basis.

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

         As directed by Section 404 of the Sarbanes-Oxley of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in their annual reports on Form 10-K a report of management on their company's internal control over financial reporting, including management's assessment of the effectiveness of their company's internal control over financial reporting as of the company's fiscal year end. In addition, the accounting firm auditing a public company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting as well as the operating effectiveness of the company's internal controls. There is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our internal controls are not designed or operating effectively as required by Section 404, our accounting firm may either disclaim an opinion as it is related to management's assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of the Company's internal controls. If our accounting firm disclaims its opinion or qualifies its opinion as to the effectiveness of our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

WE MAY ACQUIRE OTHER BUSINESSES THAT COULD NEGATIVELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS AND DILUTE EXISTING STOCKHOLDERS.

         We may pursue additional business relationships through acquisition which may not be successful. We may have to devote substantial time and resources in order to complete acquisitions and we therefore may not realize the benefits of those acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company's operations, technologies, products and services, information systems, and personnel into our business. These risks could harm our operating results and could cause our stock price to decline.

OUR CURRENT STOCK COMPENSATION EXPENSE NEGATIVELY IMPACTS OUR EARNINGS, AND WHEN WE ARE REQUIRED TO REPORT THE FAIR VALUE OF EMPLOYEE STOCK OPTIONS AS AN EXPENSE IN CONJUNCTION WITH THE NEW ACCOUNTING STANDARDS, OUR EARNINGS WILL BE ADVERSELY AFFECTED, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Under our current accounting practice, stock compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Beginning with the fiscal quarter ended September 30, 2005, we will be required to report all employee stock options as an expense based on a change in the accounting standards and our earnings will be negatively impacted, which may cause our stock price to decline and increase our anticipated net losses.

WE ARE EXPOSED TO RISKS RELATING TO THE EFFECTIVENESS OF OUR INTERNAL CONTROLS

         On August 11, 2004, the Company's independent registered public accountants orally notified the Company's Audit Committee that they had identified significant deficiencies regarding the Company's internal controls. The deficiencies noted were lack of sufficient management oversight over and the proper segregation of duties of the accounting department. On November 12, 2004, the Company's independent registered public accountants orally notified the Company's Audit Committee that they had identified a material weakness regarding the Company's internal controls. The material weakness noted was the lack of sufficient control over the sales order and revenue recognition process.

         Following the August 11, 2004 notification regarding significant deficiencies in accounting controls related to management oversight and proper segregation of duties in the accounting department, the Company took the following actions:

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

         In response to the November 12, 2004 notification regarding the material weakness regarding the Company's internal controls, the Company implemented steps to prevent failure to communicate changes in standard forms of customer contracts in the future and strengthen the Company's internal controls related to contract management and its impact on revenue recognition. The Company has put procedures into place to prevent modification of its standard form of software license agreements without due and proper notice to all parties, including the Company's accounting group. Those steps to correct and prevent this in the future include:

         o New controls over the modification of electronic contracts adding limited password protection;
         o The electronic receipt of contracts from customers directly to both the sales and accounting groups simultaneously;
         o The numbering of contracts and order forms to provide a stronger audit trail;
         o The electronic storage of all customers' contracts providing real-time access;
         o The notification of the accounting department by the sales or legal departments should modification occur; and
         o Remedial training of the sales group on the impact of changes to the software license agreement.
         o A further segregation of duties was also implemented to better control contract workflow as follows:

         o A supervisor from the sales team must approve all sales orders before they are accepted by the sales department, and a supervisor from the accounting group must approve all orders that exceed $10,000 in amount before they are accepted as a valid sale of the company;
         o An order processing clerk verifies that the appropriate Customer and Company authorizations have been obtained;
         o The approved sales order is transmitted to the customer service department for order fulfillment;
         o Notification of fulfillment of the order is sent to both the sales and accounting departments; and
         o Before revenue is recognized on any sales order, the controller verifies that the sales order was properly approved by the customer and the Company, verifies that changes, if any, to the standard license agreement have been properly documented in writing and in the customer's electronic file and thereafter records revenue based upon the approved and verified documentation.

         The Company believes that the steps it has taken adequately address the significant deficiencies and material weaknesses identified by the Company's independent registered public accountants. However, we may experience control deficiencies or weaknesses in the future, which could adversely impact the accuracy and timeliness of our future financial reporting and reports and filings we make with the SEC.

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

         As of March 31, 2005, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $9.1 million at fixed interest rates of 10% to 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness bear interest rates of 5% to 6%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
  FINANCIAL STATEMENTS:                                                  -------
Report of Independent Registered Public Accounting Firm.................   38
Report of Independent Registered Public Accounting Firm.................   39
Consolidated Balance Sheets at March 31, 2005 and 2004..................   40
Consolidated Statements of Operations
      for the years ended March 31, 2005, 2004 and 2003 ................   41
Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 2005, 2004 and 2003..................   42
Consolidated Statements of Cash Flows
     for the years ended March 31, 2005, 2004 and 2003..................   43
Notes to Consolidated Financial Statements..............................   44

  FINANCIAL STATEMENTS SCHEDULE:
Report of Independent Registered Public Accounting Firm.................   76
Report of Independent Registered Public Accounting Firm.................   77
Schedule II - Valuation and Qualifying Accounts
     for the years ended March 31, 2005, 2004 and 2003..................   78

All other schedules are omitted because they are not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors of iLinc Communications, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of iLinc Communications, Inc. and subsidiaries as of March 31, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iLinc Communications, Inc. and subsidiaries as of March 31, 2005, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/  Epstein, Weber & Conover, PLC
    Scottsdale, Arizona
    June 24, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors and Shareholders
iLinc Communications, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of iLinc Communications, Inc. and its subsidiaries (the "Company") as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iLinc Communications, Inc. and its subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


Costa Mesa, California
May 21, 2004

                              ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                          MARCH 31,       MARCH 31,
                                                                            2005            2004
                                                                        ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents ........................................    $        532     $        292
  Accounts receivable, net of allowance for doubtful
    accounts of $84 and $24, respectively ..........................           1,949            1,097
  Note receivable ..................................................              25               25
  Prepaid expenses and other current assets ........................              69              108
                                                                        ------------     ------------
      Total current assets .........................................           2,575            1,522

  Property and equipment, net ......................................           1,221              310
  Goodwill .........................................................          10,797            9,190
  Intangible assets, net ...........................................           2,504            1,061
  Note receivable ..................................................              --               25
  Other assets .....................................................              18               51
  Assets of discontinued operations ................................             114              301
                                                                        ------------     ------------
      Total assets .................................................    $     17,229     $     12,460
                                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ...............................    $        885     $        961
   Accounts payable and accrued liabilities ........................           4,731            2,301
   Current portion of capital lease liabilities ....................             196              289
   Deferred revenue ................................................           1,014            1,084
                                                                        ------------     ------------
      Total current liabilities ....................................           6,826            4,635

  Long-term debt, less current maturities, net of discount of
      $2,120 and $1,960, respectively ..............................           6,702            4,444
  Capital lease liabilities, less current maturities ...............              31               15
                                                                        ------------     ------------
      Total liabilities ............................................          13,559            9,094
                                                                        ------------     ------------

Commitments and contingencies

Shareholders' Equity:
   Preferred stock, $.001 par value, 10,000,000 shares
     authorized, 127,500 and 150,000 shares issued and
     outstanding, liquidation preference of $1,275,000
     and $1,500,000, respectively ..................................              --               --
   Common stock, $.001 par value, 100,000,000 shares
     authorized, 25,577,287 and 19,257,304 issued, respectively ....              26               19
   Additional paid-in capital ......................................          42,175           36,395
   Accumulated deficit .............................................         (37,123)         (31,640)
   Less: 1,432,412 treasury shares at cost .........................          (1,408)          (1,408)
                                                                        ------------     ------------
      Total shareholders' equity ...................................           3,670            3,366
                                                                        ------------     ------------

      Total liabilities and shareholders' equity ...................    $     17,229     $     12,460
                                                                        ============     ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                                  40

                                          ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                                    MARCH 31, 2005       MARCH 31, 2004       MARCH 31, 2003
                                                                   ----------------     ----------------     ----------------
Revenues
   Licenses ...................................................    $          3,274     $          2,240     $            446
   Software and audio services ................................               5,052                1,195                1,117
   Maintenance and professional services ......................               2,043                2,471                2,513
                                                                   ----------------     ----------------     ----------------
       Total revenue ..........................................              10,369                5,906                4,076
                                                                   ----------------     ----------------     ----------------

Cost of revenues
   Licenses ...................................................                 154                  219                    1
   Software and audio services ................................               3,799                  526                  816
   Maintenance and professional services ......................                 792                1,248                  353
   Amortization of acquired developed technology ..............                 451                  233                  109
                                                                   ----------------     ----------------     ----------------
     Total cost of revenues ...................................               5,196                2,226                1,279
                                                                   ----------------     ----------------     ----------------

Gross profit ..................................................               5,173                3,680                2,797
                                                                   ----------------     ----------------     ----------------

Operating expenses
   Research and development ...................................               1,545                1,034                2,260
   Sales and marketing ........................................               4,078                2,202                1,846
   General and administrative .................................               2,924                1,831                1,363
                                                                   ----------------     ----------------     ----------------
     Total operating expenses .................................               8,547                5,067                5,469
                                                                   ----------------     ----------------     ----------------
Loss from operations ..........................................              (3,374)              (1,387)              (2,672)
                                                                   ----------------     ----------------     ----------------

Interest expense ..............................................              (1,934)              (1,233)              (1,228)
Interest income and other .....................................                  25                    6                   11
Net gain on settlement of debt and other obligations ..........                  82                  349                   --
Gain (loss) on foreign currency translation ...................                   2                  (28)                  --
                                                                   ----------------     ----------------     ----------------
                                                                             (1,825)                (906)              (1,217)
                                                                   ----------------     ----------------     ----------------

Loss from continuing operations before income taxes ...........              (5,199)              (2,293)              (3,889)
Income tax expense ............................................                  --                   --                   --
                                                                   ----------------     ----------------     ----------------

Loss from continuing operations ...............................              (5,199)              (2,293)              (3,889)
Income (loss) from discontinued operations ....................                (128)                 275                  133
                                                                   ----------------     ----------------     ----------------

Net loss ......................................................              (5,327)              (2,018)              (3,756)
Preferred stock dividends .....................................                (105)                 (75)                  --
Imputed preferred stock dividends .............................                  --                 (247)                  --
                                                                   ----------------     ----------------     ----------------

Income (loss) available to common shareholders ................    $         (5,432)    $         (2,340)    $         (3,756)
                                                                   ================     ================     ================

 Earnings (loss) per common share, basic and diluted
   From continuing operations .................................    $          (0.23)    $          (0.16)    $          (0.25)
   From discontinued operations ...............................                  --                 0.02                 0.01
                                                                   ----------------     ----------------     ----------------
   Net earnings (loss) per common share .......................    $          (0.23)    $          (0.14)    $          (0.24)
                                                                   ================     ================     ================

 Number of shares used in calculation of earnings (loss)
  per share basic and diluted: ................................              23,179               16,743               15,710
                                                                   ================     ================     ================

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                                              41

                                             ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                           (IN THOUSANDS)


                                         CONVERTIBLE                                                                         TOTAL
                                       PREFERRED STOCK        COMMON STOCK             ADDITIONAL                            SHARE-
                                     --------------------  --------------------        PAID - IN  ACCUMULATED   TREASURY    HOLDERS'
                                          SHARES     AMOUNT       SHARES     AMOUNT     CAPITAL     DEFICIT      STOCK       EQUITY
                                         --------  ----------   ---------   ---------  ---------   ---------   ---------   ---------
Balances, April 1, 2002 ...............       --   $       --     15,281    $     15   $ 31,336    $(25,544)   $ (1,141)   $  4,666

Options exercise Vesting of
restricted stock grant ................       --           --         24          --         20          --          --          20
Issuance of common stock in
connection with Quisic acquisition ....       --           --      2,000           2      1,838          --          --       1,840
Escrow shares returned in
  connection with the ThoughtWare
  acquisition .........................       --           --       (365)         --       (507)         --          --        (507)
Vesting of restricted stock grant .....       --           --         --          --         51          --          --          51
Restoration of shares previously
   reflected as cancelled .............       --           --         65          --        110          --        (110)         --
Other .................................       --           --         13          --          6          --          --           6
Net loss ..............................       --           --         --          --         --      (3,756)         --      (3,756)
                                         -------------------------------------------------------------------------------------------
Balances, March 31, 2003 ..............       --           --     17,018          17     32,854     (29,300)     (1,251)      2,320

Issuances of common stock .............       --           --         25          --         14          --          --          14
Repricing of warrants Vesting of
  restricted stock grant ..............       --           --         --          --         12          --          --          12
Vesting of restricted stock grant .....       --           --         --          --         40          --          --          40
Issuance of convertible preferred
   stock in private placement (net
   of expenses of $212) ...............      150           --         --          --      1,288          --          --       1,288
Convertible subordinated notes
  converted to common stock ...........       --           --      1,572           2      1,099          --          --       1,101
Convertible redeemable
   subordinated notes converted to
   common stock .......................       --           --        150          --        150          --          --         150
Beneficial conversion feature
associated with convertible
redeemable notes ......................       --           --         --          --        214          --          --         214
Debt and accrued liability
converted to common stock .............       --           --        492          --        456          --          --         456
Preferred stock dividends .............       --           --         --          --         --         (75)         --         (75)
Warrant grant .........................       --           --         --          --         21          --          --          21
Affiliate Practice terminations .......       --           --         --          --         --          --        (157)       (157)
Imputed preferred stock dividends .....       --           --         --          --        247        (247)         --          --
Net loss ..............................       --           --         --          --         --      (2,018)         --      (2,018)
                                         -------------------------------------------------------------------------------------------
Balances, March 31, 2004 ..............      150           --     19,257          19     36,395     (31,640)     (1,408)      3,366

Glyphics acquisition ..................       --           --      2,819           3      2,760          --          --       2,763
Warrant expense .......................       --           --         --          --         90          --          --          90
Vesting of restricted stock grant .....       --           --         --          --         40          --          --          40
Issuance of common stock in
   private placement (net of
   expenses) ..........................       --           --      1,635           2      1,734         (51)         --       1,685
Convertible notes converted to
   common stock .......................       --           --        714           1        493          --          --         494
Preferred stock conversions ...........      (23)          --        450          --         --          --          --          --
Debt converted to common stock ........       --           --        551          --        583          --          --         583
Preferred stock dividends .............       --           --         --          --         --        (105)         --        (105)
Stock option exercises ................       --           --        151           1         80          --          --          81
Net loss ..............................       --           --         --          --         --      (5,327)         --      (5,327)
                                         -------------------------------------------------------------------------------------------
Balances, March 31, 2005 ..............      127   $       --     25,577    $     26   $ 42,175    $(37,123)   $ (1,408)   $  3,670
                                         ===========================================================================================


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.



                                                                 42


                                          ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)


                                                                       FOR THE YEAR        FOR THE YEAR        FOR THE YEAR
                                                                      ENDED MARCH 31,     ENDED MARCH 31,     ENDED MARCH 31,
                                                                            2005               2004                2003
                                                                      ---------------     ---------------     ---------------
Cash flows from continuing operating activities:
Loss from continuing operations ..................................    $        (5,199)    $        (2,293)    $        (3,889)
Adjustments to reconcile loss from continuing operations to
cash provided by (used in) continuing operating activities:
   Provision for (recovery of) bad debts .........................                212                (148)                148
   Loss on disposal of fixed assets ..............................                  6                  --                  --
   Depreciation and amortization .................................              1,657                 462                 250
   Warrant expense ...............................................                 90                  33                  --
   Stock compensation expense ....................................                 40                  40                  51
   Net gain on settlement of debt and other obligations ..........                (82)               (349)                 --
   Accretion of debt discount to interest expense ................                676                 292                 226
   Stock issued for contingent compensation ......................                 --                 300                  --
 Changes in operating assets and liabilities, net of
   business acquisitions:
     (Increase) in accounts receivable ...........................               (450)               (352)               (177)
     Decrease (increase) in prepaid expenses and other current
Assets ....................................................                 39                 (76)                 55
     Decrease (increase)in other assets ..........................                 13                   5                 (45)
     Increase in accounts payable and accrued liabilities ........                465                 753                 922
     Decrease (increase) in deferred revenue .....................                (85)                267                 357
                                                                      ---------------     ---------------     ---------------
        Net cash used in operating activities ....................             (2,618)             (1,066)             (2,102)
                                                                      ---------------     ---------------     ---------------

Cash flows from investing activities:
   Capital expenditures ..........................................               (153)                (66)                (64)
   Acquisitions, net of cash acquired ............................                  4                (367)                 35
   Acquisition royalty earnout ...................................                (70)                 --                  --
   Deferred acquisitions costs ...................................                 --                  44                  --
   Repayment (issuance) of notes receivable ......................                 25                  25                 (97)
                                                                      ---------------     ---------------     ---------------
        Net cash used in investing activities ....................               (194)               (364)               (126)
                                                                      ---------------     ---------------     ---------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock .....................                 --               1,500                  --
   Preferred stock dividends .....................................               (105)                (75)                 --
   Proceeds from issuance of long term debt ......................              4,250                 500                  --
   Stock issuance expense ........................................                 --                  14                  --
   Proceeds from exercise of stock options .......................                 81                  --                  20
   Repayment of long-term debt ...................................               (514)               (559)               (393)
   Repayment of capital lease liabilities ........................               (328)               (242)               (117)
   Financing costs incurred ......................................               (448)               (212)                 --
                                                                      ---------------     ---------------     ---------------
        Net cash provided by (used in) financing activities ......              2,936                 926                (490)
                                                                      ---------------     ---------------     ---------------

Cash flows from continuing operations ............................                124                (504)             (2,718)
Cash flows from discontinued operations ..........................                116                 387               1,629
                                                                      ---------------     ---------------     ---------------

        Net change in cash and cash equivalents ..................                240                (117)             (1,089)

Cash and cash equivalents, beginning of period ...................                292                 409               1,498
                                                                      ---------------     ---------------     ---------------

Cash and cash equivalents, end of period .........................    $           532     $           292     $           409
                                                                      ===============     ===============     ===============

                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                                              43

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND NATURE OF OPERATIONS

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company develops and sells software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With its Web collaboration, conferencing and virtual classroom products, the Company provides simple, reliable and cost-effective tools for remote presentations, meetings and online events. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what the Company believes to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version
7.7. The Company's customers may choose from several different pricing options for the iLinc Suite, and may receive its products on a stand-alone basis or integrated with one or a number of its other award-winning products, depending upon their needs. Uses for the four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company sells its software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. The Company markets its products using a direct sales force and a distribution channel consisting of agents and value added resellers. The Company allows customers to choose between purchasing a perpetual license or subscribing to a term license to its products, providing for flexibility in pricing and payment methods.

       The Company began operations in March of 1998. Its formation included the simultaneous rollup of fifty private businesses and an initial public offering. The Company's initial goals included providing training enhancement services over the Internet using a browser based system. In 2002, the Company began shifting its focus away from its legacy business, settling on its current focus on Web conferencing and audio conferencing and in doing so ultimately changed its name to iLinc Communications, Inc. in February 2004.

2.       BASIS OF PRESENTATION

         The Company's consolidated financial statements have been prepared on a basis which assumes that it will continue as a going concern and which contemplates the realization of its assets and the satisfaction of its liabilities and commitments in the normal course of business.

         The Company has a significant working capital deficiency and has suffered substantial recurring losses and negative cash flows from operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters include continued development, marketing, and licensing of its Web conferencing and audio conferencing products and services through both internal growth through direct and indirect sales efforts and by external growth by acquisition. Additionally, the Company intends to convert a portion of its debt into equity that would lessen the burden of principal repayment or interest expense. In combination with debt reductions through conversion to equity, the Company intends to raise additional capital through a combination of equity financings or debt financings. A portion of the Company's plans to address these issues includes further reductions in overhead or the negotiation of payables from acquisitions.

       Although management continues to pursue these plans, there is no assurance that the Company will be successful in converting its debt, obtaining financings, or obtaining sufficient revenues from its products and services to provide adequate cash flows to sustain operations. The consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

         During the year ended March 31, 2004, the Company discontinued its dental practice management services segment. Accordingly, the Company has reflected these operations as discontinued and has reclassified the prior year consolidated financial statements to conform to such presentation. Discontinued operations are discussed further in Note 3.

3.       DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. In accordance with SFAS 144 "ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS," the Company has restated its historical results to reflect its dental practice management service business segment as a discontinued operation.

         A summary of the results from discontinued operations for the years ended March 31, 2005, 2004, and 2003 are as follows:


                                                                       FOR THE YEARS ENDED MARCH 31,
                                                                   2005             2004        2003
                                                                ------------  -------------  ------------
                                                                              (IN THOUSANDS)
Net revenue...................................................  $         --  $        128   $      3,129
Operating expenses............................................            --           (87)         3,934
                                                                ------------  -------------  ------------
Income (loss) from operations.................................            --           215           (805)
Interest expense..............................................           (36)          (86)          (173)
Interest income...............................................            --            29            197
Gain on termination of service agreements
  with Affiliated Practices...................................           42             63            914
Gain on debt forgiveness......................................           15             54             --
Loss on settlement of capital lease...........................         (149)            --             --
Tax expense...................................................           --             --             --
                                                                ------------  -------------  ------------
Net income (loss) from discontinued operations................  $      (128)  $        275   $        133
                                                                ============  =============  ============


         Interest expense of $36,000, $86,000, and $173,000 for fiscal years 2005, 2004, and 2003 were allocated to the discontinued dental practice management services business segment since it relates to specific debts that were incurred in order to provide the dental practice management services.

         A summary of the assets and liabilities of its discontinued operations are as follows:


                                                                AS OF MARCH 31,
                                                                2005     2004
                                                              -------  -------
                                                               (IN THOUSANDS)


                  Notes receivable, net.....................  $  114   $   301
                  Capital lease settlement liability........  $  263        --



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

REVENUE RECOGNITION

         Our revenues are generally classified into three main categories: license revenue, software and audio service revenue and maintenance and professional service revenue. License revenue is generated from the sale of its iLinc suite of Web conferencing software on a software purchase model basis and from the sale of its off-the-shelf courseware, primarily the online Bridge (Mini-MBA) program. Software and audio service revenue is generated from the sale of its iLinc Suite of Web conferencing software on an Application Service Provider ("ASP") model basis, the sale of its iLinc Suite software on a per-minute basis, and includes all revenue from the provision of audio conferencing services, as well as, all service contracts that might include hosting, and training services Maintenance and professional service revenue is generated from the sale of maintenance contracts related to its iLinc suite of Web conferencing software on a purchase model basis, when hosted by the customer, and from the sale of professional services that are associated with its custom content development services.

Sales of Software Licenses

         Because the Company offers the iLinc Suite software in one of two forms, the first being a purchase model and the second being an ASP or per-minute model, we have separate revenue recognition policies applicable to each licensing model. With each sale of its Web conferencing products and services, the Company executes written contracts with its customers that govern the terms and conditions of each software license sale, hosting agreement, maintenance and support agreement and other services arrangements. The Company does not typically execute written agreements for the sale of audio conferencing services.

         In connection with the Company's sales of software licenses, whether on a purchase model basis or periodic license basis, the Company adopted Statement of Position ("SOP") 97-2 as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software licenses if all of the following conditions are met: First, there is persuasive evidence of an arrangement with the customer; Second, the product has been delivered to the customer; Third, the amount of the fees to be paid by the customer is fixed or determinable; and, Fourth, collection of the fee is probable.

         Each of these factors, particularly the determination of whether a fee is fixed and determinable and the collectability of the resulting receivable, requires the application of the judgment and the estimates of management. Therefore, significant management judgment is utilized and estimates must be made in connection with the revenue the Company recognizes in any accounting period. The Company analyzes various factors, including a review of the nature of the license or product sold, the terms of each specific transaction, the vendor specific objective evidence of the elements required by SOP 97-2, any contingencies that may be present, its historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions. Changes in its judgment based upon these factors and others could impact the timing and amount of revenue that the Company recognizes, and ultimately the results of operations and its financial condition. Therefore, the recognition of revenue is a key component of its results of operations.

         At the time of the sale of its software license on a purchase license basis, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction before recording immediate revenue recognition, assuming all other elements of revenue recognition are present. Billings to its customers are generally due within 30 to 90 days, with payment terms up to 120 days available to certain credit worthy customers. The Company believes that it will have sufficient history of collecting all amounts within these normal payment terms and to conclude that the fee is fixed or determinable at the time of the perpetual license sale.

         Under certain circumstances, the Company has offered payment terms greater than 120 days and up to as much as 12 months to certain customers, for sales involving its Web conferencing perpetual license products where license revenue would normally be recognized upon delivery of the product. However, the Company currently does not believe that it has sufficient history of selling the iLinc Suite of products under perpetual license arrangements with extended payment terms exceeding 120 days, and therefore will record revenue when the payments from the customer are due, rather than immediately upon delivery of the product and collection is probable, assuming all other elements of revenue recognition are present.

         Beginning in fiscal 2004, the Company began offering payment terms of 180 days and anticipate continuing using those 180-day payment terms related to sales of its perpetual license products. While the Company does not at this time believe that it has sufficient history of selling perpetual licenses with 180-day payment terms to determine that such fees are fixed and determinable, the Company does expect to consider those 180-day payment terms to be normal payment terms for certain well capitalized customers when it has such a history, and accordingly, at that time will include those sales in revenue when the perpetual license sale occurs (again assuming all other aspects of revenue recognition are present). The Company considers all arrangements with payment terms longer than 180 days not to be fixed or determinable and for arrangements involving the extended payment terms exceeding 180 days, revenue recognition occurs when payments are due and collection is probable, assuming all other elements of revenue recognition are present.

         In addition, in assessing whether collection is probable or not for a given transaction, and therefore whether the Company should recognize the revenue, the Company makes estimates regarding the creditworthiness of the customer. Initial creditworthiness is assessed through internal credit check processes, such as credit applications or third party reporting agencies. Creditworthiness for transactions to existing customers primarily relies upon a review of their prior payment history. The Company does not request collateral or other security from its customers. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognize revenues at the time collection becomes reasonably assured, which is generally upon the receipt of payment or other change in circumstance.

Sales of Concurrent Licenses on an ASP and Per-minute Basis

         Historically and on a continuing basis, a majority of its license revenue has been generated under the software purchase model basis, with revenue recognized based on a one-time sale of a perpetual license. In addition to that purchase model software sale, the Company also offers a more flexible concurrent connection seat license and a pay-per-minute usage based model. Under its ASP model, a customer may subscribe to a certain number of concurrent connections or seats for a fixed period, often a year. Under this ASP method, the Company recognizes the revenue associated with these monthly, fixed-fee subscription arrangements each month on a straight line basis over the term of the agreement. Other customers choose to avoid annual commitments and instead use its Web conferencing and audio conferencing products and services based upon a per-minute or usage-based pricing model. Per-minute customers may also include those customers on an ASP model that incur overage fees for usage in excess of the permitted number of seats or minutes in excess of the minimum commitment. The per-minute fees that include overage fees are charged at the end of each month and recorded as revenue at the end of each month as the services are provided. Customers with contractually established minimum per-minute fees are assessed the greater of the established minimum or the actual usage at the end of each month. Customers wishing to avoid monthly commitments may use the e-commerce portion of its Web site that permits the use its Web conferencing services on a pay-per-use basis, with no monthly minimum, purchasing the services and paying for those services online by credit card.

Sales of Maintenance, Hosting and other Related Services

         The Company offers with each sale of its software products a software maintenance, upgrade and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold in a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12-month terms with maintenance contracts available up to 36 months. The Company typically charges 15% to 18% of the software purchase price for a 12-month contract with discounts available for longer term agreements. The Company also typically charges 5% to 10% of the software purchase price for hosting of purchase model software sales for customers who do not wish to install and host the iLinc Suite on their own premises or that of a co-location facility. Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis.

         Revenues from consulting, training and education services are recognized either as the services are performed, ratably over a subscription period, or upon completing a project milestone if defined in the agreement. These consulting, training and education services, are not considered essential to the functionality of its products as these services do not alter the product capabilities, do not require specialized skills, and are often performed by the customer or its VAR's customers without access to those services.

         Implementation, consulting, training, translation, and other event type services may also be sold in conjunction with the sale of its software products. Those services are generally recognized as the services are performed or earlier when all other revenue recognition criteria have been met. Although the Company may provide implementation, training and consulting services on a time and materials basis, a significant portion of these services have been provided on a fixed-fee basis.

         Should the sale of its software involve an arrangement with multiple elements (for example, the sale of a software license along with the sale of maintenance and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers. Thus, these types of arrangements require us to make judgments about the fair value of undelivered arrangements.

Sales of Custom Content Development Services

         A component of its maintenance and professional services revenue is derived from custom content development services. The sale of custom content development services often involves the execution of a master service agreement and corresponding work orders describing the deliverable due, the costs involved, the project milestones and the payments required. For contracts and revenues related exclusively to custom content development services, the Company recognizes revenue and profit as work progresses on custom content service contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenue and costs as each job progresses throughout the relevant contract period. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a custom content service contract can be made. Recognized revenues and profit are subject to revisions as the custom content service contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Should this arise, the provision for any estimated losses on uncompleted custom content service contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2005, 2004, and 2003 for any custom content development services. For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer.

Sales by VAR's and Agents

         The Company has engaged organizations within the United States of America and in 12 other countries that market and sell its products and services through their sales distribution channels that are value added resellers (VAR's). The VAR's primarily sell, on a non-exclusive basis, its iLinc suite of Web conferencing products and predominately sell purchase-model perpetual licenses for installation and hosting by the VAR's customer. The Company's VAR contracts have terms of one to two years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. Each VAR purchases the product from the Company and resells the product to its customers. Under those VAR agreements, the Company records only the amount paid by the VAR as revenue and recognizes revenue when all revenue recognition criteria have been met. The Company also engages organizations that act as mere agents or distributors of its products ("Agents"), without title passing to the Agent and with the Agent only receiving a commission on the consummation of the sale to its customer. The Company records revenue on sales by Agents on a gross basis before commissions due to the Agent and only when all revenue recognition criteria are met as would be with a sale by the Company directly to a customer not involving an agent.

Sales Reserves

         The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded, if at all, as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations, and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported. As of March 31, 2005, the Company did not believe that an accrual for sales reserves was appropriate, but continue to assess the adequacy of the sales reserve account balance on a quarterly basis.

Allowance for Doubtful Accounts

         The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to customer credit risk. Increases to the allowance for doubtful accounts are charged to general and administrative expense as bad debt expense. Losses on accounts receivable due to financial distress or failure of the customer are charged to the allowance for doubtful accounts. The allowance estimate is based on an analysis of the historical rate of credit losses. The accuracy of the estimate is dependent on the future rate of credit losses being consistent with the historical rate. If the rate of future credit losses is greater than the historical rate, then the allowance for doubtful accounts may not be sufficient to provide for actual credit losses.

         The allowance for doubtful accounts for iLinc Web collaboration product sales is $84,000 and $24,000, respectively, as of March 31, 2005 and 2004 and is based on its historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

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

         Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in continuing operations.

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

         The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with the acquisitions (see Note 9). Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. Based on a third party full scope valuation that was performed with the valuation date of March 31, 2004 and further analysis during fiscal year 2005, the Company's management believes that no impairment exists at March 31, 2005.

         Debt issuance costs, which are included in other intangible assets, are amortized using the effective interest rate method over the term of the related debt obligations. At March 31, 2005 and 2004, debt issuance costs, net of accumulated amortization, were $784,000 and $726,000, respectively. Amortization of debt issuance costs have been reflected in interest expense in the accompanying consolidated statements of operations and total $194,000, $104,000, and $138,000 for the years ended March 31, 2005, 2004, and 2003, respectively. These intangibles are amortized over their expected lives of 120 months.

         Other intangibles primarily consist of the Quisic and LearnLinc purchase consideration (see Note 9), that was allocated to purchased software and customer relationship intangibles (see Note 7). Such other intangibles are amortized over their expected benefit period of 24 to 72 months.

LONG-LIVED ASSETS

         The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company recorded an impairment charge totaling $390,000 for the year ended March 31, 2003, which is included in net income from discontinued operations for fiscal 2003. No such impairment charges were recorded for the years ended March 31, 2005 and 2004.

CUSTOMER CONCENTRATIONS

         Accounts receivable represent license agreements entered into and services rendered by the Company with its customers. The Company performs periodic credit reports before recognizing sales to certain customers, but does not receive collateral related to the receivables.

         Revenues included one customer with transactions approximating 6%, 24%, and 21% of net revenues for the years ended March 31, 2005, 2004, and 2003, respectively. Revenues from international customers for the years ended March 31, 2005, 2004, and 2003 approximated $391,000, $975,000, and $107,000, respectively.

         Accounts receivable balances for one customer totaled approximately 7% at March 31, 2005 and one customer approximated 15% as a percentage of the total balance outstanding at March 31, 2004.

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

STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT TO SFAS NO. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 123 and accordingly, the implementation of SFAS No. 148 did not have a material effect on the Company's consolidated financial position or results of operations.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after April 1, 2006 and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in its second quarter of fiscal 2006 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company is currently assessing the impact of this proposed Statement on our share-based compensation programs, however, it expects that the requirement to expense stock options and other equity interests that have been or will be granted to employees will increase its operating expenses and result in lower earnings per share.

         The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2005, 2004, and 2003:

                                                          2005                2004                2003
                                                          ----                ----                ----
         Risk free interest rate                       4.19 - 4.71%        3.73-4.40%          3.07-4.32%
         Dividend yield                                    0%                  0%                  0%
         Volatility factors of the expected
            market price of the Company's
            common stock                                 73-90%              70-139%               41%
         Weighted-average expected life of
            Options                                     10 years            5-9 years           5-9 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                2005         2004         2003
                                              -------      -------      -------
 Net Income (loss) available to common        $(5,432)     $(2,340)     $(3,756)
     shareholders, as reported
 Plus: Stock-based employee
     compensation expense
     included in reported net
     income (loss)                                 40           --           --
 Less: Total stock-based
     employee compensation
     expense determined using fair
     value based method                          (352)        (168)        (270)
                                              -------      -------      -------
 Pro forma net income (loss)                  $(5,744)     $(2,508)     $(4,026)
                                              =======      =======      =======

 Earnings (loss) per share
 Basic and Diluted - as reported              $ (0.23)     $ (0.14)     $ (0.24)
                                              =======      =======      =======
 Basic and Diluted - pro forma                $ (0.25)     $ (0.15)     $ (0.26)
                                              =======      =======      =======


                                       51

EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the 12 months ended March 31, 2005, 2004, and 2003, options and warrants to purchase 4,524,137, 9,930,519 and 8,498,617 shares of common stock respectively were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. Additionally, preferred stock and debt convertible into 8,175,000 shares of common stock were excluded from the computation of diluted earnings/loss per share because inclusion of such would be antidilutive. Furthermore, a restricted stock grant of 450,000 shares has been excluded from the earnings per share calculations. Lastly, shares of its common stock currently not reflected as issued and outstanding totaling 704,839 (relating to the Glyphics acquisition and held in escrow pending determination of the performance requirement and indemnity claims - Note 9) have been excluded from the computation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings and notes receivables (presented in assets both from continuing and discontinued operations) as of March 31, 2005 and 2004, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

GUARANTEES AND INDEMNIFICATIONS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45.

         The Company provides a 90-day warranty for certain of its products. Historically, the Company's performance under the warranty has been minimal, and as such, no warranty accrual has been provided for in the accompanying consolidated financial statements.

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer's or director's serving in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2005.

         The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after April 1, 2006 and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in its second quarter of fiscal 2006 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company is currently assessing the impact of this proposed Statement on its share-based compensation programs, however, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will increase its operating expenses and result in lower earnings per share.

RECLASSIFICATIONS

         Certain prior year balances in the consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation.

5.       NOTE RECEIVABLE

         Note receivable consisted of the following:

                                                                MARCH 31,
                                                          ----------------------
                                                             2005        2004
                                                          ----------- ----------
                                                              (IN THOUSANDS)
         Note receivable................................  $      25   $      50
         Less: allowance for doubtful accounts..........         --          --
                                                          ----------- ----------
                                                                 25          50
         Less: note receivable, current.................        (25)        (25)
                                                          ----------- ----------
                                                          $      --   $      25
                                                          =========== ==========
         The remaining note receivable bears interest at 6%, with interest payments due monthly and principal due in one installment on August 1, 2005.

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consisted of the following:

                                                                  MARCH 31,
                                                             -------------------
                                                               2005       2004
                                                             ---------  --------
                                                               (IN THOUSANDS)
         Furniture and fixtures...........................   $    349   $   253
         Equipment........................................        294       303
         Computer equipment...............................      2,354       691
         Leasehold improvements...........................         24        24
                                                             ---------  --------
            Total property and equipment                        3,021     1,271
         Less: accumulated depreciation...................     (1,800)     (961)
                                                             ---------  --------
            Property and equipment, net...................   $  1,221   $   310
                                                             =========  ========

         Depreciation expense for the years ended March 31, 2005, 2004, and 2003 was $845,000, $221,000, and $100,000, respectively.

7.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:

                                                                MARCH 31,
                                                        ----------------------
                                                           2005        2004
                                                        ----------  ----------
                                                            (IN THOUSANDS)
         Goodwill...................................    $   10,797  $    9,190
                                                        ==========  ==========
         The changes in the carrying amount of the goodwill for the years ended March 31, 2005 and 2004 (IN THOUSANDS):

                  Balance, March 31, 2003........................    $   8,823
                     Mentergy acquisition, royalty accrual.......          367
                                                                     ----------
                  Balance, March 31, 2004........................        9,190
                     Mentergy acquisition, royalty accrual.......          618
                    Glyphics acquisition.........................          989
                                                                     ----------
                  Balance, March 31, 2005........................    $  10,797
                                                                     ==========

                                                                    MARCH 31, 2005
                                               ---------------------------------------------------
                                               WEIGHTED
                                                AVERAGE     GROSS
                                               REMAINING   CARRYING     ACCUMULATED
                                                 LIVES      AMOUNT      AMORTIZATION        NET
                                               ---------------------------------------------------
                                                (YEARS)                 (IN THOUSANDS)
         AMORTIZED INTANGIBLE ASSETS:
            Deferred financing costs              5.84   $    1,113     $     (329)     $      784
            Purchased software                    1.92        1,481           (792)            689
            Customer relationship                 4.46        1,230           (199)          1,031
                                                         -----------------------------------------
                                                         $    3,824     $   (1,320)     $    2,504
                                                         =========================================

                                                                      MARCH 31, 2004
                                               ---------------------------------------------------
                                                        GROSS CARRYING    ACCUMULATED
                                                            AMOUNT        AMORTIZATION      NET
                                               ---------------------------------------------------
                                                 (YEARS)                (IN THOUSANDS)
         AMORTIZED INTANGIBLE ASSETS:

            Deferred financing costs              7.68   $      887     $     (161)            726
            Purchased software                    1.50          675           (343)            332
            Customer relationship                 0.08           32            (29)              3
                                                         -----------------------------------------
                                                         $    1,594     $     (533)     $    1,061
                                                       ===========================================



AGGREGATE AMORTIZATION EXPENSE FOR INTANGIBLES (IN THOUSANDS) :

                            For the year ended March 31, 2005           $812
                            For the year ended March 31, 2004           $241
                            For the year ended March 31, 2003           $150

ESTIMATED AMORTIZATION EXPENSE (IN THOUSANDS):

                                             Fiscal Year
                                             -----------
                                                 2006                  $  731
                                                 2007                     624
                                                 2008                     414
                                                 2009                     360
                                                 2010                     304
                                              Thereafter                   71
                                                                      ----------
                                                                       $2,504
                                                                      ==========



8.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following;

                                                                        MARCH 31,
                                                                   -------------------
                                                                       2005        2004
                                                                   ---------   -------
                                                                      (IN THOUSANDS)

         Accounts payable trade..................................  $   1,771  $  1,000

         Accrued state sales tax.................................        119        40
         Accrued interest........................................        241       204
         Amount payable to Quisic shareholders ..................        450        50
         Amounts related to acquisitions.........................        315        33
         Amounts payable to third party providers................      1,000       327
         Amounts payable to Interactive Alchemy..................         59       149
         Accrued salaries and related benefits...................        422       190
         Deferred rent liability.................................         54        80
         Lease termination liability.............................         --       171
         Liabilities from discontinued operations................        263        --
         Other...................................................         37        57
                                                                   ---------  --------
            Total accounts payable and accrued liabilities.......  $   4,731  $  2,301
                                                                   =========  ========

9.       BUSINESS COMBINATIONS

QUISIC CORPORATION

         On June 14, 2002, the Company acquired certain assets of Quisic Corporation ("Quisic"), a California based private Company in exchange for 2,000,000 shares of the Company's common stock and the assumption of $223,000 of liabilities, together with an additional 500,000 shares of the Company common stock that were placed into escrow to secure a revenue performance requirement. That revenue performance target was not achieved and the Company demanded the return of the shares of common stock. The shareholders of Quisic do not dispute the right of the Company to obtain those shares. However, since the claims of the plaintiffs in the Kepner-Tregoe litigation matter assert potential rights to those shares, the shares were instead tendered to the registry of the trial court pending resolution of the party's respective claims (Note 14). With the dismissal of the lawsuit in November 2004 the shares are being returned to the Company without further claim by the shareholders of Quisic. The operating results of Quisic have been included in the consolidated operations of the Company commencing June 17, 2002.

         The purchase agreement requires that the Company pay certain contingent compensation to the seller if during the 5-year period following the closing certain sales to PBS and others occur. On December 31, 2003, the seller agreed to convert $300,000 of this contingent amount then due into 333,333 common shares our common stock at the fair market price of $0.90 per share. As of March 31, 2005, the Company collected an additional $250,000 of funds subject to this contingent provision, which resulted in accrued contingent payments (See Note
8).

         The purchase price has been calculated as follows:
                                                                     QUISIC
                                                                  -------------
                                                                  (IN THOUSANDS)
       Issuance of iLinc common stock
         valued at $0.92 per share..............................  $       1,840
       Acquisition costs........................................            100
                                                                  -------------
          Net purchase price, including acquisition costs.......          1,940

       Assumed liabilities......................................            223
                                                                  -------------
          Total purchase price..................................  $       2,163
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

         The purchase price of Quisic has been allocated as follows:

                                                                    PURCHASE
                                                                PRICE ALLOCATION
                                                                ----------------
                                                                 (IN THOUSANDS)
       Current assets........................................   $           186
       Property and equipment................................                75
       Goodwill .............................................             1,695
       Identifiable intangible assets .......................               207
       Current liabilities, including deferred revenue.......              (323)
       Common stock..........................................                (3)
       Additional paid-in capital............................            (1,837)
                                                                ----------------
                                                                $            --
                                                                ================

MENTERGY

         Effective November 4, 2002, the Company acquired certain assets of LearnLinc Corporation, a wholly owned subsidiary of Mentergy, Inc., in exchange for $500,000 and the assumption of $462,000 of liabilities. In addition, the Company has agreed to pay a royalty of 20% for all cash revenues collected from the sale or license of LearnLinc software over a three-year period. The first $600,000 of sales are not subject to the royalty. The maximum amount due under the Royalty Agreement is $5,000,000. From the date of acquisition through March 31, 2004, the Company has collected $2.4 million in cash from the sale or license of iLinc software. The Company accounts for any such amounts to be paid as additional purchase consideration in accordance with EITF No. 95-8 at the time related revenues are recognized. The Company has accrued LearnLinc royalties totaling $872,000 during fiscal year 2005. The operating results of Mentergy have been included in the consolidated operations of the Company commencing November 4, 2002.


         The purchase price has been calculated as follows:
                                                                             MENTERGY
                                                                         --------------
                                                                         (IN THOUSANDS)
       Issuance of debt and payment of cash..........................    $          500
       Acquisition costs.............................................                60
                                                                         --------------
          Net purchase price, including acquisition costs............               560

       Assumed liabilities...........................................               462
                                                                         --------------
          Total purchase price.......................................    $        1,022
                                                                         ==============

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

         The purchase price of Mentergy has been allocated as follows:

                                                                    PURCHASE
                                                                PRICE ALLOCATION
                                                                ----------------
                                                                 (IN THOUSANDS)
       Current assets........................................   $           124
       Property and equipment................................                50
       Goodwill .............................................               348
       Identifiable intangible assets .......................               500
       Note Payable..........................................              (500)
       Current liabilities, including deferred revenue.......              (522)
                                                                ----------------
                                                                $            --
                                                                ================

GLYPHICS CORPORATION

                  The Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, a Utah based, private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price of $5.220 million was based on a multiple of the Glyphics' 2003 annual audio conferencing business revenues (as defined in the asset purchase agreement). The purchase price was paid with the assumption of specific liabilities, with the balance paid using its common stock at the fixed price of $1.05 per share.

         In exchange for the assets received, the Company assumed $2.457 million in debt and issued 2.8 million shares of its common stock at the date of acquisition. An additional 704,839 shares of the Company's common stock is currently being held in escrow and is subject to the claims of the Company for:
(1) the amount, if any, that the audited audio conferencing business revenues (as defined in the asset purchase agreement) earned by the Company during the 12 months after the closing date are less than the audited audio conferencing business revenues (as defined in the asset purchase agreement) recorded by Glyphics during the 12 months ending December 31, 2003, (2) the representations and warranties made by Glyphics' and its shareholders in the asset purchase agreement, and (3) the amount if any that the liabilities accrued or paid by the Company are in excess of those specifically scheduled and assumed as part of the asset purchase agreement. Those contingent escrow shares are contractually required to be returned to the Company by the escrow agent in the event that those revenue performance targets and contingent liability requirements are not achieved. As of March 31, 2005, the Company had accrued certain liabilities in excess of those scheduled and therefore, may be making a claim against those shares.

         The Glyphics' shareholders receiving its common stock as a result of the transaction have the right to demand registration of their common stock upon written notice, one year from the date of the transaction, to the Company and also have piggyback registration rights should the Company file a registration statement before the shares are otherwise registered. Operating results associated with audio conferencing operations are included as of June 1, 2004. The purchase price recorded was calculated as follows:

                                                                          AMOUNT
                                                                         -------
       Issuance of iLinc's common stock (valued at $0.98 per
          share using the five day average closing price) ...........    $ 2,763
       Assumed liabilities...........................................      2,457
                                                                         -------
          Total purchase price.......................................    $ 5,220
                                                                         =======

         The purchase price may change due to the ultimate resolution of purchase agreement contingencies and the potential recoveries against the shares held in escrow, if any. At March 31, 2005, the Company believes it will recover approximately 359,000 shares held in escrow due to the assumption of additional liabilities of $342,000 greater than scheduled in the purchase agreement.

         The total purchase price was allocated to assets acquired, in accordance with SFAS No. 141 "Business Combinations," based upon estimated fair market values as determined by an appraisal report obtained from an independent appraisal firm. The excess purchase price over the estimated fair market value of the tangible and intangible assets acquired was allocated to goodwill. As this transaction is intended to qualify as a tax-free acquisition, the tax bases of the acquired assets remain unchanged. As a result, a deferred tax liability of $1,132,000 has been established in an amount equal to the Company's statutory tax rate multiplied by the difference between the allocated book value of acquired non-goodwill assets and the tax bases of those assets. This increase to deferred tax liability resulted in a corresponding increase to the acquired goodwill. However, due to the presence of a valuation allowance against the net deferred tax asset, a second entry was then recorded to report the impact of the necessary decrease to the valuation allowance, with the offset being a reduction in acquired goodwill. The purchase price may change due to the ultimate resolution of charges against the escrow account, if any. The net result of these entries was to increase the deferred tax liability and decrease the valuation allowance by the same amount.

         The purchase price of Glyphics has been allocated as follows:

                                                                   PURCHASE
                                                              PRICE ALLOCATION
                                                             -------------------
                                                                (IN THOUSANDS)
         Current assets..................................    $              618
         Property and equipment..........................                 1,609
         Goodwill .......................................                   989
         Identifiable intangible assets .................                 2,004
         Current liabilities.............................                (1,347)
         Notes payable...................................                  (753)
         Capital leases..................................                  (357)
         Common stock....................................                    (3)
         Additional paid-in capital......................                (2,760)
                                                             -------------------
         Total:                                              $               --
                                                             ===================

        Operating results of Glyphics are included in the accompanying statement of operations for the year ended March 31, 2005 for the period June 1, 2004 through March 31, 2005. The following unaudited pro forma summary of condensed financial information presents the Company's combined results of operations as if the acquisition of Glyphics had occurred at the beginning of each period presented, after including the impact of certain adjustments including: (i) elimination of sales between the two companies and (ii) increase in amortization of the identifiable intangible assets and an increase in depreciation expense recorded as part of the acquisition.

                                                                                          PRO FORMA
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     --------------------------------------------------
                                                                      YEAR ENDED     YEAR ENDED             YEAR ENDED
                                                                     MARCH 31, 2005   MARCH 31, 2004     MARCH 31, 2003
                                                                     --------------------------------------------------
Revenues .......................................................     $     10,906      $     10,026      $      7,329
Loss from continuing operations ................................           (3,604)           (3,157)           (5,680)
 Net loss from continuing operations ...........................           (5,440)           (4,773)           (6,520)

Loss per basic and diluted share from continuing operations ....     $      (0.24)     $      (0.25)     $      (0.35)

 Weighted average shares outstanding:
    Basic and diluted ..........................................           23,328            19,562        18,529,000

         The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the combination occurred at the beginning of the periods presented or the results of operations that may be obtained in the future.
                                       58






10.    LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                         MARCH 31,
                                                                                  ------------------------
                                                                                     2005         2004
                                                                                  ------------ -----------
                                                                                      (IN THOUSANDS)

    2002 Convertible redeemable subordinated notes  ............................. $    5,625   $    5,625
    2004 Convertible redeemable subordinated notes                                        --          500
    2004 Senior unsecured promissory notes.......................................      3,187           --
    2001 Subordinated promissory notes                                                    --          913
    Shareholders' notes payable..................................................        282          287
    Notes payable                                                                        613           40
                                                                                  ------------ -----------
                                                                                       9,707        7,365

    Less:    Current portion of long-term debt...................................       (885)        (961)
                 Discount........................................................     (1,349)        (882)
                 Beneficial conversion feature...................................       (771)      (1,078)
                                                                                  ------------ -----------
    Long-term debt, net of current portion....................................... $    6,702   $    4,444
                                                                                  ============ ===========

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000. Under the terms of the Convertible Note Offering, the Company issued convertible redeemable subordinated notes and warrants to purchase 5,775,000 shares of the Company's common stock. These notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The note holders may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force conversion of these notes into shares of the Company's common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness with no waiver required. Those warrants expired on March 29, 2005 without exercise. The exercise price of the warrants was $3.00 per share. The Company could have forced exercise of the warrants at the exercise price, if at any time the closing price of the Company's common stock equaled or exceeded $5.50 per share for 20 consecutive trading days. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000, which is being amortized to interest expense over the ten-year term of the notes. Since the carrying value of the notes was less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized as interest expense over the ten year term of the notes. Upon conversion of these notes, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion. The common stock underlying these notes was registered with the SEC and may be sold if converted into common stock pursuant to a resale prospectus dated May 24, 2004. During fiscal 2004 holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company.

         In February of 2004, the Company completed a private placement offering raising capital of $500,000 that was used for general corporate purposes. Under the terms of the offering, the Company issued unsecured subordinated convertible notes that have a term of 24 months (subject to adjustment in certain events), and the notes are subordinated to any present or future senior indebtedness. The notes bear interest at the rate of 8% per annum and require quarterly payments of interest only, with the principal due at maturity on February 12, 2006. In May and June of 2004 holders with a principal balance totaling $500,000 converted their notes into 714,285 common shares of the Company. The underlying common stock issued upon conversion of the notes have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In April of 2004, the Company completed a private placement offering with gross proceeds of $4.25 million that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of common stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized to interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. Individuals and entities participating in this offering have the right to demand registration of the common stock issued there from upon written notice to the Company and also have piggyback registration rights should the company file a registration statement before the shares are otherwise registered.

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes were due in April of 2005 and required quarterly payments of interest only at the rate of 10%. Subsequent to March 31, 2005, many of the noteholders agreed to extend the maturity date and accept installment payments that are due during the year ended March 31, 2006. The outstanding principal balance on these notes is $282,000 as of March 31, 2005.

         In connections with repayment of the Company's 2001 subordinated promissory notes, $320,000 was paid to noteholders and the remaining balance of $583,000 was converted into 551,000 shares of common stock during the fiscal year ended March 31, 2005.

         In connection with the Company's acquisition of Glyphics (Note 9), the Company assumed $753,000 in loan obligations, the unpaid balance of which $613,000 at March 31, 2005 is currently due in the short term. The rates of interest on such notes range from 5% to 6% per annum. In December 2004, the Company modified the payment terms on one loan with a principal balance of $250,000. At March 31, 2005, the principal balance was $159,000. All remaining payments on this loan are still due within one year. The loan is guaranteed by two individuals, who were formerly owners of Glyphics, as well as by the Company. The first individual is an executive vice president as well as a shareholder of the Company and the second individual is a shareholder of the Company. In January 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares to the second individual with an exercise price of $.55. The warrant expires in January 2007. The fair value of the warrant was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 72%, dividend yield of 0%, and a risk-free rate of 3.1%.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to March 31, 2005 were as follows (IN THOUSANDS):

         2006...................................................  $     885
         2007...................................................          7
         2008...................................................      3,190
         2009...................................................         --
         2010...................................................         --
         Thereafter.............................................      5,625
                                                                  ---------
                                                                  $   9,707
                                                                  =========

11.      CAPITALIZATION

PREFERRED STOCK

         The Company has the authority to issue ten million shares of preferred stock, par value $.001 per share. On September 16, 2003, the Company completed its private placement of convertible preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible preferred stock and a warrant to purchase 25,000 shares of common stock. The convertible preferred stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the convertible preferred stock, and the dividend is cumulative. The convertible preferred stock is non-voting and non-participating. The shares of convertible preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of convertible preferred stock was allocated pro-rata between the relative fair values of the preferred stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. After allocating the proceeds between the preferred stock and warrant, an effective conversion price was calculated for the convertible preferred stock to determine the beneficial conversion discount for each share. During the year ended March 31, 2004, the aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During fiscal 2005, holders of 22,500 shares converted to 450,000 shares of common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

COMMON STOCK

         As of March 31, 2005, the Company is authorized to issue 100 million shares of common stock. The Company has acquired treasury stock from certain affiliated practices for the payment of receivables and purchase of property and equipment as a part of its discontinued operations.

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

                                   PERFORMANCE CRITERIA                         SHARES VESTED
           ----------------------------------------------------------------    --------------
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

WARRANTS

         On November 19, 2003, the Company issued a warrant to purchase 250,000 shares of common stock to an advisor of the Company in exchange for certain advisory and consulting services pursuant to a written advisory agreement that will be provided to the Company over a three-year contractual period. The warrants are exercisable for shares of the Company's common stock at a price of $0.40. The warrants contain a provision that prohibited the delivery of shares even if exercised until after February 5, 2004. The warrants are currently treated as a variable plan grant; accordingly, the warrants will be revalued at each quarter end and the portion related to the cumulative expired services period less prior charges recorded will be recorded as a charge to expense during the period. The warrants were valued using the Black-Scholes model to calculate a fair value of $0.73 per share at March 31, 2004. A portion of the fair value totaling $20,000 was recognized for fiscal 2004. During fiscal 2005, the remaining balance of the warrants was expensed for $90,000.


12.      INCOME TAXES

         Significant components of the provision for income taxes were as follows (IN THOUSANDS):

                                           YEAR ENDED
                                            MARCH 31,
                                              2005
                                           ---------
         Current tax expense:
            Federal ..................     $  (2,033)

            State ....................          (359)
                                           ---------
              Total current ..........        (2,392)
                                           ---------
         Deferred tax expense:

            Federal ..................         2,033

            State ....................           359
                                           ---------
              Total deferred .........         2,392
                                           ---------
         Expense for income taxes ....     $      --
                                           =========

         The Company incurred no tax expense for the years ending March 31, 2004 and 2003 due to the losses incurred in all periods presented.

         Significant components of the Company's deferred tax assets (liabilities) were as follows (IN THOUSANDS):

                                                                  MARCH 31,
                                                           ---------------------
                                                              2005       2004
                                                           ---------  ----------
         Deferred tax assets:
            Reserves for uncollectible accounts.........   $     34   $      98
            Deferred revenue............................        440         412
            Accrued expenses............................        200         160
            Net operating loss carryforward.............     12,418      10,026
            Other.......................................         --          19
                                                           ---------  ----------
            Total deferred tax assets...................   $ 13,092      10,715
                                                           ---------  ----------

         Deferred tax liabilities:
            Glyphics book/tax differences...............     (1,132)         --
            Property and equipment......................        (47)        (18)
            Intangible assets...........................       (199)         --
                                                           ---------  ----------
              Total deferred tax liabilities............     (1,378)        (18)
                                                           ---------  ----------

         Net deferred tax asset.........................     11,714      10,697
            Less: valuation allowance...................    (11,714)    (10,697)
                                                           ---------  ----------
            Net deferred tax asset......................   $     --   $      --
                                                           =========  ==========

         The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (IN THOUSANDS):

                                                                   YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                    MARCH 31,    MARCH 31,    MARCH 31,
                                                                      2005         2004         2003
                                                                    --------     --------     --------
         Tax (benefit) at U.S. Statutory rate (34%) ...........     $(1,811)     $  (780)     $(1,322)

         State income taxes (benefit), net of federal tax .....        (319)         (62)        (167)

         Nondeductible expenses and other .....................         (18)         (68)        (491)

         Change in valuation allowance, net ...................       2,148          910        1,980
                                                                    --------     --------     --------
            Total tax expense (benefit) .......................     $    --      $    --      $    --
                                                                    ========     ========     ========

         At March 31, 2005, the Company had federal and State of Arizona net operating loss carry-forwards available to reduce future taxable income of approximately $32,550,000 and $6,980,000, respectively, which begin to expire in 2018 and 2005, respectively. The Company has certain net operating losses in other states relating to its acquisitions (see Note 9). The Company is currently quantifying such net operating losses and evaluating the Company's ability to use them. The Company recorded a valuation allowance for its entire deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history of its implementation of the Web conferencing and audio conferencing business plan.

         In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carry-forwards and credits existing prior to a change in control, as defined, in the Company or a company the Company has acquired may be substantially limited. Accordingly, the utilization of a substantial portion of the Company's net operating loss carry-forwards is limited, such as net operating loss carry-forwards are either related to the acquisition of ThoughtWare Technologies, Learning-Edge, Inc., Glyphics, and other acquired entities, or are related to current operations during which change in control events may have occurred. The net change in the valuation allowance for the year ended March 31, 2005 was $1,016,000 which includes the reduction for the $1,132,000 deferred tax liability assumed in the Glyphics acquisition.

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

         There were 2,438,018 and 2,282,855 options granted under the Plan, at March 31, 2005 and 2004, respectively. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date grant. The options vest at varying rates over a one to five year period.

         Following is a summary of the status of the Company's stock options as of March 31, 2005:

                                                                                WEIGHTED
                                                                NUMBER OF       AVERAGE     WEIGHTED AVERAGE
                                                            SHARES UNDERLYING   EXERCISE     FAIR-VALUE OF
                                                                 OPTIONS         PRICES     OPTIONS GRANTED
                                                            ----------------- -----------   ----------------
          Outstanding at March 31, 2002...................        1,722,938        1.90

          Granted.........................................          383,130        0.65          $ 0.37
                                                                                            ================
          Exercised.......................................          (23,958)       0.81
          Forfeited.......................................         (246,245)       0.71
          Expired.........................................               --          --
                                                            ----------------- -----------
          Outstanding at March 31, 2003...................        1,835,865        1.82


          Granted.........................................          632,500        0.67          $ 0.56
                                                                                            ================
          Exercised.......................................               --          --
          Forfeited.......................................         (185,510)       2.64
          Expired.........................................               --          --
                                                            ----------------- -----------
          Outstanding at March 31, 2004...................        2,282,855      $ 1.43

          Granted.........................................          702,900        0.66          $ 0.56
                                                                                            ================
          Exercised.......................................         (151,160)       0.51
          Forfeited.......................................         (370,688)       0.72
          Expired.........................................          (25,889)       6.13
                                                            ----------------- -----------
          Outstanding at March 31, 2005...................        2,438,018       $1.32
                                                            ================= ===========

         The following table summarizes information about stock options outstanding at March 31, 2005:

                                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                          --------------------------------------------  ---------------------
                                       WEIGHTED                                      WEIGHTED
                                       AVERAGE      WEIGHTED AVERAGE                 AVERAGE
                          NUMBER OF    EXERCISE  REMAINING CONTRACTUAL   NUMBER OF   EXERCISE
                           SHARES       PRICE         LIFE (YEARS)        SHARES     PRICE
                          ---------- ----------- ---------------------  -----------  --------
    $   0.01   -$   0.99  1,742,285  $   0.59            7.53            1,204,954   $  0.59
    $   1.00   -$   1.99    118,348  $   1.54            6.18               98,556   $  1.64
    $   2.00   -$   2.99    430,000  $   2.22            4.28              430,000   $  2.22
    $   3.00   -$   8.50    147,385  $   7.13            3.70              147,385   $  7.13
                          ----------                                     ----------
                          2,438,018                                      1,880,895
                          ==========                                     ==========



         Subsequent to March 31, 2005, the Company granted certain employees stock options to purchase a total of 250,000 shares of common stock at an exercise price of $0.38. During the 2005 fiscal year, employees of the Company exercised stock options representing 151,160 shares of the Company's common stock, with exercise prices between $0.50 and $0.65 per share, providing $81,000 in capital to the Company.

         The following table summarizes information about stock purchase warrants outstanding at March 31, 2005:

                                      WARRANTS OUTSTANDING                      WARRANTS EXERCISABLE
                          -----------------------------------------------  ----------------------------
                                         WEIGHTED                                             WEIGHTED
                                         AVERAGE       WEIGHTED AVERAGE                        AVERAGE
                           NUMBER OF     EXERCISE   REMAINING CONTRACTUAL      NUMBER OF      EXERCISE
                            SHARES        PRICE         LIFE (YEARS)            SHARES         PRICE
                          ----------- ------------ ----------------------  --------------- ------------
   $   0.40  -$   0.40       250,000   $  0.40            1.64                 250,000     $      0.40
   $   0.42  -$   0.42       543,182   $  0.42            6.39                 543,182     $      0.42
   $   0.44  -$   0.44       132,972   $  0.44            6.45                 132,972     $      0.44
   $   0.50  -$   0.50        25,000   $  0.50            0.75                  25,000     $      0.50
   $   0.55  -$   0.55        50,000   $  0.55            1.76                  50,000     $      0.55
   $   0.78  -$   0.78       163,455   $  0.78            2.05                 163,455     $      0.78
   $   1.50  -$   1.50       921,510   $  1.50            2.39                 921,510     $      1.50
                          -----------                                       ----------
                           2,086,119                                         2,086,119
                          ===========                                       ==========


14.      COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company leases a portion of its property and equipment under the terms of capital and operating leases. The capital leases bear interest at varying rates ranging from 5.6% to 15.0% and require monthly payments.

         Assets recorded under capital leases, at March 31, 2005, consisted of the following (IN THOUSANDS):

         Cost..................................................   $       412
         Less: accumulated amortization........................          (194)
                                                                  ------------
         Total.................................................   $       218
                                                                  ============

         Future minimum lease payments under capital leases and non-cancelable operating leases with initial or remaining terms of one or more years consisted of the following at March 31, 2005 (IN THOUSANDS):

                                                             CAPITAL   OPERATING
                                                            --------   ---------
         Amounts past due................................   $    --    $      --
         2006............................................       205          724
         2007............................................        32          561
         2008............................................        --          133
         2009............................................        --           --
         2010............................................        --           --
         Thereafter......................................        --           --
                                                            --------   ---------
         Total minimum obligations.......................       237    $   1,418
                                                                       =========
         Less: amount representing interest..............       (10)
                                                            --------
         Present value of minimum obligations............       227
         Less: current portion...........................      (196)
                                                            --------
         Long-term obligation at March 31, 2005..........   $    31
                                                            ========

         The Company incurred rent expense of $569,000, $470,000, and $542,000 in fiscal 2005, 2004, and 2003, respectively. The Company also assumed capital lease obligations with an aggregate obligation at the time of acquisition of $357,000. The effective interest rate on these obligations is 5.6% per annum. Furthermore, in connection with the Glyphics acquisition, the Company assumed an operating lease of certain facilities in Springville, Utah with a term ending in January of 2008 and rent at $11,000 per month, which increases to $14,000 per month.

ROYALTY AGREEMENTS

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment due upon sales of its Web conferencing products. The royalty earn-out was originally equal to 20% for all revenues collected from the sale or license of that Web conferencing software (originally named LearnLinc) over a three-year period beginning with the closing date of November 4, 2002, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount being $5,000,000. After settling with one of the original Mentergy partners during fiscal 2005, the royalty has been reduced to 18.7%. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination at the time such amounts are accrued as revenue. The Company has accrued Mentergy royalties totaling $872,000 and $325,000 as of March 31, 2005 and 2004, respectively.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Powers, Mr. Dunn, Mr. Cocozza, Mr. Iannini, Mr. Moulton and Mr. Hodgson. All are or were officers and Mr. Powers is also Chairman of the Board of Directors. Mr. Hodgson's employment with the Company ended on March 11, 2005 and his employment agreement likewise terminated on that date. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all of the Company's compensation plans. Each agreement establishes a base annual salary and provides the eligibility for an annual award of bonuses based on the management incentive compensation plan (as adopted and amended by the Compensation Committee of the Board of Directors from year to year), and is subject to the right of the Company to terminate their respective employment at any time without cause. Mr. Powers and Mr. Dunn's provides for continuous employment for a one-year term that renews automatically unless otherwise terminated. Mr Dunn's employment agreement provides a relocation option permitting Mr. Dunn to relocate outside the corporate offices, and if elected then permits termination by the Company anytime after six months from the date of that relocation. Mr. Dunn relocated to Houston in June of 2005. Mr. Cocozza, Mr. Iannini and Mr. Moulton's agreement provides for continuous employment for a two-year term. Mr. Moulton's agreement contains a signing bonus of $100,000 payable in installments of $50,000 upon execution, $25,000 on October 1, 2004 and $25,000 on January 1, 2005. Under each of the employment agreements, if the Company terminates the employee's employment without cause (as therein defined), Mr. Powers, Mr. Dunn, Mr. Iannini, and Mr. Moulton will be entitled to a payment equal to 12 months' salary and Mr. Cocozza will be entitled to a payment equal to nine months' salary. Additionally, Mr. Powers, Mr. Dunn and Mr. Iannini's, employment agreements provide for a severance payment equal to one (1) year's compensation in the event of termination of employment following a "change in control" of the Company (as defined therein). Each of the foregoing agreements also contains a covenant limiting competition with iLinc for one year following termination of employment except for Mr. Moulton's which limits competition with iLinc for nine months following termination.

LITIGATION

         On June 14, 2002, the Company acquired the assets of Quisic. Subsequently, on November 4, 2002, two former employees of Quisic (Mr. Weathersby their former CEO and Mr. Alper their former CIO), filed a lawsuit in the Superior Court of the State of California styled George B. Weathersby, et al. vs. Quisic, et al. claiming damages against Quisic and the Board of Directors of Quisic arising from their employment termination by the Quisic Board. The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. Subsequent to the defendants' answers being filed, the trial court ordered that an arbitration of the merits be held, which is currently pending. The claims of Alper and Weathersby were being arbitrated separately. As of the date of this report, the arbitrator dismissed all of Alper's claims against the defendants, except for the only remaining defamation claim. The Company is not liable for the defamation claim and therefore has no further liability to Alper. The Company only acquired certain assets of Quisic in an asset purchase transaction. Based upon the facts and circumstances known, the Company believes that the plaintiffs' claims are without merit, and furthermore, that the Company is not the successor of Quisic, and therefore the Company intends to vigorously defend this aspect of the lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur that awarded to the Plaintiffs against defendant Quisic large sums, and then the court determined that the Company is a successor to Quisic, then the impact is likely to be material to the Company.

STOCK EXCHANGE LISTING

         The American Stock Exchange's continued listing standards require that the Company maintain stockholder's equity of at least $4.0 million if the Company has losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company has sustained losses in three of its four most recent fiscal years, and had less than $4.0 million of stockholder's equity at March 31, 2005. If now or in the future, the Company fails to maintain a sufficient level of stockholder's equity in compliance with those and other listing standards of the American Stock Exchange then the Company would be required to submit a plan to the American Stock Exchange describing how it intended to re-gain compliance with the requirements.

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

         The vesting of the incentive shares accelerates based on the Company's share price as follows:

                                   PERFORMANCE CRITERIA                         SHARES VESTED
           ----------------------------------------------------------------    --------------
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

         During fiscal 2005, 2004 and 2003, the Company recognized $900, $18,200 and $2,500 respectively of legal expense to the Bogatin law firm of which a member of the Company's Board of Directors is a partner.

         In May of 2003 Barnhill's Buffet purchased 50 LearnLinc Core Licenses with Voice-over IP and 2- way Live Videoconferencing plus annual maintenance for $62,000. The remaining balance due under this contract was $0 and $28,000 at March 31, 2005 and 2004, respectively. The price paid and the payment terms granted to Barnhill's was consistent with price paid and the terms extended to other customers of the Company. During fiscal 2005, the Company recorded revenue of $31,000 in relationship to the maintenance contract for the licenses sold to Barnhill's Buffet. James M. Powers, Jr. is a co-founder and was a director of Barnhill's Buffet.

Please refer to other related party transactions discussed in Note 10.

16.      SUPPLEMENTAL CASH FLOW INFORMATION


                                                                             YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                              MARCH 31,   MARCH 31,    MARCH 31,
                                                                                2005         2004         2003
                                                                             ----------   ----------   ----------
                                                                                        (IN THOUSANDS)
         Cash paid
            Interest .......................................................     $1,010     $1,047     $  849

            Income taxes ...................................................         --         --         --
         Supplemental information on non-cash transactions

            Subordinated notes, Series A conversion into common shares .....         --        849         --

            Debt conversion into common shares .............................        583        156         --
            Convertible redeemable subordinated notes converted into
              common shares ................................................        494        150         --

            Issuance of common stock in connection with acquisitions .......      2,763         --      1,840

            Issuance of notes payable in connection with acquisitions ......         --         --        250

            Accrued interest capitalized to notes payable ..................         --         --         93

            Escrow shares returned in connection with ThoughtWare
              acquisitions .................................................         --         --        507


                                                         68

17.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth summary quarterly results of operations for the Company for the years ended March 31, 2005 and 2004:


                                                                          FIRST        SECOND         THIRD        FOURTH
2005                                                                     QUARTER       QUARTER       QUARTER       QUARTER
----                                                                    ---------     ---------     ---------     ---------
                                                                                       (IN THOUSANDS,EXCEPT
                                                                                        PER SHARE AMOUNTS)
Net revenue .......................................................     $  1,970      $  2,734      $  2,568      $  3,096
Cost of revenues and operating expenses ...........................        2,824         4,100         3,315         3,503
Loss from operations ..............................................         (854)       (1,366)         (747)         (407)
Loss from continuing operations before income taxes ...............       (1,456)       (1,802)       (1,159)         (782)
Income taxes ......................................................           --            --            --            --
Loss from continuing operations ...................................       (1,456)       (1,802)       (1,159)         (782)
Income (loss) from discontinued operations ........................           --            --            15          (143)
Net loss ..........................................................     $ (1,456)     $ (1,802)     $ (1,144)     $   (925)
Loss available to common shareholders .............................     $ (1,485)     $ (1,828)     $ (1,170)     $   (949)
Basic and diluted per share data: (1)
  Loss per common share from continuing operations ................     $  (0.07)     $  (0.08)     $  (0.05)     $  (0.03)
  Income (loss) per common share from discontinued operations .....           --            --            --      $  (0.01)
Weighted average common share outstanding:
  Basic and diluted ...............................................       20,297        24,132        24,146        24,145

                                                                          FIRST        SECOND         THIRD        FOURTH
2004                                                                     QUARTER       QUARTER       QUARTER       QUARTER
----                                                                    ---------     ---------     ---------     ---------
                                                                                       (IN THOUSANDS,EXCEPT
                                                                                        PER SHARE AMOUNTS)
Net revenue .......................................................     $  1,342      $  1,393      $  1,580      $  1,591
Cost of revenues and operating expenses ...........................        1,522         1,641         1,788         2,342
Loss from operations ..............................................         (180)         (248)         (208)         (751)
Loss from continuing operations before income taxes ...............         (135)         (590)         (473)       (1,095)
Income taxes ......................................................           --            --            --            --
Loss from continuing operations ...................................         (135)         (590)         (473)       (1,095)
Income (loss) from discontinued operations ........................            9           129           150           (13)
Net loss ..........................................................     $   (126)     $   (461)     $   (323)     $ (1,108)
Loss available to common shareholders .............................     $   (126)     $   (723)     $   (352)     $ (1,139)
Basic and diluted per share data: (1)
  Loss per common share from continuing operations ................     $  (0.01)     $  (0.05)     $  (0.03)     $  (0.06)
  Income (loss) per common share from discontinued operations .....     $     --      $   0.01      $   0.01      $     --
Weighted average common share outstanding:
  Basic and diluted ...............................................       15,798        16,025        17,304        17,667

--------------

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions that occurred.

18.      SUBSEQUENT EVENTS


         In connection with the Company's IPO in March of 1998, the Company issued notes (the "IPO Notes") to certain shareholders who had provided capital prior to the IPO. Those amended IPO Notes matured on April 1, 2005. Subsequent to March 31, 2005, many of the IPO Note holders agreed to extend the maturity date on the IPO Notes and accept installment payments that are due during the year ended March 31, 2006 at an interest rate of 10%. The total outstanding principal balance on these IPO Notes is $282,000 as of March 31, 2005.


         Subsequent to March 31, 2005, a $400,000 note payable, assumed in the Glyphics acquisition, with a maturity date of March 25, 2005 was extended to April 1, 2006, with monthly interest-only payments at 5.75% due until maturity. In connection with the Glyphics acquisition, the Company assumed a debt owed to Citizens Bank in the original principal sum of $400,000, bearing an interest rate of 5.75%, which was due on March 25, 2005. Subsequent to year end, Citizens Bank agreed to extend the term of the Citizens note until April 1, 2006 with monthly interest-only payments at 5.75% due until maturity.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 14, 2004, BDO Seidman, LLP resigned as the Company's independent accountants. BDO Seidman, LLP audited the consolidated financial statements of the Company for the fiscal years ending March 31, 2004 and March 31, 2003.

         On December 16, 2004 the Company engaged Epstein Weber & Conover, PLC as the Company's independent accountants. The Company's Audit Committee and Board of Directors participated in and approved the decision to engage Epstein Weber & Conover, PLC as independent accountants of the Company. Epstein Weber & Conover, PLC audited its financial statements for the fiscal year ending March 31, 2005.

         The reports of BDO Seidman, LLP on the consolidated financial statements for the fiscal years ended March 31, 2003 and 2004, respectively, contained no adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principle except that the report for the fiscal year ending March 31, 2003, and 2004 contained an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern.

         In connection with its audits for the fiscal years ended March 31, 2003 and 2004, respectively, and through December 14, 2004, there have been no disagreements with either BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

         During the fiscal years ended March 31, 2003 and 2004, respectively, and through December 14, 2004, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         For the two most recent fiscal years of the Company ended March 31, 2003 and 2004 and the subsequent interim period through December 14, 2004, the Company did not consult Epstein Weber & Conover, PLC regarding the application of accounting principles to a specified transaction, type of audit opinion that might be rendered on the Company's financial statements, or any other accounting, auditing or reporting matter.

ITEM 9A.  CONTROLS AND PROCEDURES

         The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that it discloses the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including its principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that its disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective and ensure that (i) it discloses the required information in reports that it files under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

         During the fourth quarter ended March 31, 2005, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

ITEM 9B.  OTHER

         None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the Company's directors and executive officers and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's common stock with Section 16(a) of the Securities and Exchange Act of 1934 will be set forth under the captions "Election of Directors' and "Section 16 Reports" in the Company's definitive Proxy Statement (the "2005 Proxy Statement") for its 2005 annual meeting of stockholders, which sections are incorporated herein by reference. The Company's Code of Ethics is incorporated herein by this reference and available at the Company' website located at www.ilinc.com.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item will be set forth in the section entitled "Executive Compensation" in the 2005 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The information required by this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in the section entitled "Certain Transactions" in the 2005 Proxy Statement, which section is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Epstein, Weber & Conover, PLC audited the Company's consolidated financial statements for the year ended March 31, 2005. BDO Seidman, LLP audited its consolidated financial statements for the years ended March 31, 2004.

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to the Company by Epstein, Weber & Conover, PLC and by BDO Seidman, LLP for the year ended March 31, 2005 were $47,830 and $115,036, respectively. All aggregate fees for 2004 were for professional services rendered to the Company by BDO Seidman, LLP. Total Aggregate fees for professional services for the years ended March 31, 2005 and 2004, respectively were as follows:

                  SERVICES PROVIDED                 2005           2004
                                                --------------------------
                  Audit Fees                      $149,392       $190,293
                  Audit Related Fees                13,474         26,025
                  Tax Fees                              --          1,050
                  All Other Fees                        --             --
                                                --------------------------
                       Total                      $162,866       $217,368
                                                ==========================

Audit Fees

         The aggregate fees billed for the years ended March 31, 2005 and 2004, were for the audits of the Company's consolidated financial statements and reviews of the Company's interim consolidated financial statements included in the Company's annual and quarterly reports, and for services provided with respect to the Company's other regulatory filings Audit Related Fees

         The aggregate fees billed for the years ended March 31, 2005 and 2004 were primarily for services provided for review and consultation on acquisition, capital raising, and tender offer transactions.

Tax Fees

         The aggregate fees billed for the years ended March 31, 2005 and 2004 were for miscellaneous tax consulting services related to acquisition accounting.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of March 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended March 31, 2005, 2004, and 2003.

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004, and 2003.

Notes to the Consolidated Financial Statements.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Reports of Independent Registered Public Accounting Firms

The following financial statement schedule is filed as a part of this Report under Schedule II on page 81. Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2005. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(a)(3)              EXHIBITS.

                    EXHIBIT
         NUMBER     DESCRIPTION OF EXHIBITS
         ------     -----------------------
         3.1(1)     Restated Certificate of Incorporation of the Company
         3.2(1)     Bylaws of the Company 3.3(7) Restated Certificate of
                    Incorporation of the Company
         3.4(7)     Amendment of Bylaws of the Company
         3.5(8)     Restated Certificate of Incorporation of the Company
         3.6(14)    Certificate of Designations of Series A Preferred Stock
         3.7(15)    Certificate of Amendment of Restated Certificate of
                    Incorporation of the Company
         4.1(1)     Form of certificate evidencing ownership of Common Stock of the Company
         4.6(7)     Form of certificate evidencing ownership of Common Stock of the Company
         4.7(8)     Form of Convertible Redeemable Subordinated Note
         4.8(8)     Form of Redeemable Warrant (2002 Private Placement Offering)
         4.9(14)    Form of Redeemable Warrant (2003 Private Placement Offering)
         +10.1(1)   The Company's 1997 Stock Compensation Plan
         +10.9(7)   Employment Agreement dated November 12, 2000 between the
                    Company and James M. Powers, Jr.
         ++10.11(7) Employment Agreement dated February 15, 2001 between the
                    Company and James L. Dunn, Jr. with Amendment
         10.14(9)   Plan of Reorganization and Agreement of Merger by and among the Company, Edge Acquisition Subsidiary, Inc. and the
                    Stockholders of Learning-Edge, Inc.
         10.15(10)  Plan of Reorganization and Agreement of Merger by and among the Company, TW Acquisition Subsidiary, Inc., ThoughtWare
                    Technologies, Inc. and the Series B Preferred Stockholder of
                    ThoughtWare Technologies, Inc.
         10.16(11)  Asset Purchase Agreement by and among the Company and Quisic
                    Corporation. Common Stock Purchase Agreement by and between the Company, Investor Growth Capital Limited, A Guernsey
                    Corporation and Investor Group, L.P., A Guernsey Limited
                    Partnership and Leeds Equity Partners III, L.P.
         10.16(12)  Asset Purchase Agreement by and among the Company, and
                    Mentergy, Inc. and its wholly-owned subsidiaries, LearnLinc
                    Corp and Gilat-Allen Communications, Inc.
         10.17(14)  Subcontractor Agreement between the Company and Interactive
                    Alchemy, Inc.
         +10.18(17) Employment Agreement dated January 6, 2004 between the
                    Company and Nathan Cocozza
         10.19(17)  Note Purchase Agreement dated February 12, 2004 between the
                    Company and the "Lenders"
         10.20(17)  Unit Purchase and Agency Agreement dated April 19, 2004 between the Company and Cerberus Financial, Inc.
         10.21(17)  Placement Agency Agreement dated March 10, 2004 between the
                    Company and Peacock, Hislop, Staley, and Given, Inc.
         10.22(16)  Asset Purchase Agreement and Plan of Reorganization by and
                    between the Company and Glyphics Communications, Inc.
         +10.23(18) Employment Agreement dated June 1, 2004 between the Company and Gary L. Moulton
         +10.24(18) Employment Agreement dated July 19, 2004 between the Company and John S. Hodgson
         ++10.25    Employment Agreement dated March 14, 2005 between the
                    Company and David Iannini
         14.1(18)   Code of Ethics
         ++12       Ratio of Earnings to Fixed Charges
         16(13)     Letter re Change in Certifying Accountant
         ++21.1     Subsidiaries of the Registrant
         ++23.1     Consent of Epstein, Weber & Conover, PLC
         ++23.2     Consent of BDO Seidman, LLP
         ++31.1     Chief Executive Officer Section 302 Certification
         ++31.2     Principal Financial Officer Section 302 Certification

         ++32.1     Chief Executive Officer Section 906 Certification
         ++32.2     Principal Financial Officer Section 906 Certification

----------

         (1) Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
         (2) Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
         (3) Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
         (4) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
         (5) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
         (6) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2000.
         (7) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
         (8) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
         (9) Previously filed as an exhibit to iLinc's Form 8-K filed October 16, 2001.
         (10) Previously filed as an exhibit to iLinc's Form 8-K filed January 30, 2002
         (11) Previously filed as an exhibit to iLinc's Form 8-K filed July 2, 2002.
         (12) Previously filed as an exhibit to iLinc's Form 8-K filed December 20, 2002.
         (13) Previously filed as an exhibit to iLinc's Form 8-K filed April 3, 2003.
         (14) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
         (15) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
         (16) Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.
         (17) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2004.
         (18) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors of iLinc Communications, Inc. and Subsidiaries:

In connection with our audit of the consolidated financial statements of iLinc Communications, Inc. and subsidiaries referred to in our report dated June 24, 2005, which is included in the Company's annual report on Form 10-K, we have also audited Schedule II for the year ended March 31, 2005. In our opinion, this schedule presents fairly, in all material respects, the information to be set forth therein.



/s/  Epstein, Weber & Conover, PLC
Scottsdale, Arizona
June 24, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders iLinc Communications, Inc. and Subsidiaries


The audits referred to in our report dated May 21, 2004 (which contains an explanatory paragraph indicating substantial doubt about iLinc Communications, Inc.'s ability to continue as a going concern), relating to the consolidated financial statements of iLinc Communications, Inc. as of March 31, 2004 and for each of the two years then ended, which is contained in Item 8 of this Form 10-K included the audits of the consolidated financial statement schedules as of March 31, 2004 and for each of the two years then ended listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

In our opinion such consolidated financial statement schedules for the years ended March 31, 2004 and 2003 present fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

Costa Mesa, California

May 21, 2004

                                            ILINC COMMUNICATIONS, INC.
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                    SCHEDULE II


                                                              ADDITION            DEDUCTIONS
                                                              ---------    -------------------------
                                                 BALANCE AT    CHARGED
                                                    THE        TO BAD                     WRITE-OFFS   BALANCE AT
 FISCAL                                         BEGINNING OF   DEBT         RECOVERIES    CHARGED TO     END OF
 YEAR               DESCRIPTION                   PERIOD       EXPENSE         (1)        ALLOWANCE      PERIOD
--------- ---------------------------------     ------------  --------      ----------    ----------    ---------
  2005    Accounts receivable - allowance
            for doubtful accounts...........    $     24   $   233    $        5        $    168      $      84

  2004    Accounts receivable - allowance
            for doubtful accounts...........    $    172        24    $      142        $     30      $      24

  2003    Accounts receivable - allowance
            for doubtful accounts...........    $     24   $   172    $        6        $     18      $     172


(1) This amount represents recoveries for accounts which were not charged off; accordingly, these recoveries are reflected as a decrease in allowance and decrease to bad debt expense as the collection of recoveries are reflected as applications to the respective accounts and notes receivable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Phoenix, State of Arizona, on July 13, 2005.


                                           ILINC COMMUNICATIONS, INC.


                                       By: /s/ JAMES M. POWERS, JR.
                                           ------------------------------------
                                           James M. Powers, Jr.,
                                           Chairman of the Board, President and
                                           Chief Executive Officer


                                       By: /s/ DAVID J. IANNINI
                                           ------------------------------------
                                           David J. Iannini
                                           Senior Vice President and
                                           Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

NAME                             CAPACITY                                            DATE
----                             --------                                            ----

/s/ JAMES M. POWERS, JR.        Chairman of the Board, President and Chief           July 13, 2005
---------------------------
James M. Powers, Jr.            Executive Officer (Principal Executive Officer)

/s/ JAMES H. COLLINS            Director                                             July 13, 2005
---------------------------
James H. Collins

/s/ KENT PETZOLD                Director                                             July 13, 2005
---------------------------
Kent Petzold

/s/ DANIEL T. ROBINSON, JR.     Director                                             July 13, 2005
---------------------------
Daniel T. Robinson, Jr.

/s/ CRAIG W. STULL              Director                                             July 13, 2005
---------------------------
Craig W. Stull
