Form 10-Q
period 2005-06-30
ILINC COMMUNICATIONS INC
filed 2005-08-12
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 --------------

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 12, 2005 was 24,144,875, net of shares held in treasury.

================================================================================

                                           FORM 10-Q REPORT INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I--FINANCIAL INFORMATION

         Item 1--Unaudited Condensed Consolidated Financial Statements

                 Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and
                 March 31, 2005........................................................................   4

                 Unaudited Condensed Consolidated Statements of Operations for the Three
                 Months Ended June 30, 2005 and 2004...................................................   5

                 Unaudited Condensed Consolidated Statement of Changes in Shareholders'
                 Equity for the Three Months Ended June 30, 2005.......................................   6

                 Unaudited Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended June 30, 2005 and 2004...................................................   7

                 Notes to Unaudited Condensed Consolidated Financial Statements........................   8

         Item 2--Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................................................  20

         Item 3--Quantitative and Qualitative Disclosures about Market Risk............................  35

         Item 4--Controls and Procedures...............................................................  35

PART II--OTHER INFORMATION

         Item 1--Legal Proceedings.....................................................................  36

         Item 2--Change in Securities and Use of Proceeds..............................................  36

         Item 3--Defaults of Senior Securities.........................................................  36

         Item 4--Submission of Matters to a Vote of Security Holders...................................  36

         Item 5--Other Information.....................................................................  36

         Item 6--Exhibits and Reports on Form 8-K......................................................  36

         Signatures....................................................................................  39

         Certifications................................................................................. 40


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

                                                   PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                            ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                JUNE 30,
                                                                                                  2005              MARCH 31,
                                                                                               (UNAUDITED)           2005 (A)
                                                                                             ---------------      ---------------
ASSETS
Current assets:
   Cash and cash equivalents ...........................................................     $           261      $           532
   Accounts receivable, net of allowance for doubtful accounts of $100 and $84,
      respectively .....................................................................               1,743                1,949
   Note receivable .....................................................................                  --                   25
   Prepaid and other current assets ....................................................                 161                   69
                                                                                             ---------------      ---------------
     Total current assets ..............................................................               2,165                2,575

Property and equipment, net ............................................................               1,007                1,221
Goodwill ...............................................................................              10,948               10,797
Intangible assets, net .................................................................               2,321                2,504
Other assets ...........................................................................                  16                   18

 Assets of discontinued operations .....................................................                  --                  114
                                                                                             ---------------      ---------------
     Total assets ......................................................................     $        16,457      $        17,229
                                                                                             ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ...................................................     $           815      $           885
   Accounts payable and accrued liabilities ............................................               4,831                4,731
   Current portion of capital lease liabilities ........................................                 178                  196
   Deferred revenue ....................................................................               1,037                1,014
                                                                                             ---------------      ---------------
      Total current liabilities ........................................................               6,861                6,826

Long term debt, less current maturities, net of discount of $2,000 and $2,120,
   respectively ........................................................................               6,820                6,702
Capital lease liabilities, less current maturities .....................................                  --                   31
                                                                                             ---------------      ---------------
      Total liabilities ................................................................              13,681               13,559
                                                                                             ---------------      ---------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Series A preferred stock, $.001 par value 10,000,000 shares authorized, 127,500
      shares issued and outstanding, liquidation preference of $1,275,000 ..............                  --                   --

 Common stock, $.001 par value 100,000,000 shares authorized, 25,577,287 issued ........                  26                   26
   Additional paid-in capital ..........................................................              42,191               42,175
   Accumulated deficit .................................................................             (38,033)             (37,123)
   Less: 1,432,412 treasury shares at cost .............................................              (1,408)              (1,408)
                                                                                             ---------------      ---------------
     Total shareholders' equity ........................................................               2,776                3,670
                                                                                             ---------------      ---------------
     Total liabilities and shareholders' equity ........................................     $        16,457      $        17,229
                                                                                             ===============      ===============

                        (A) Derived from the audited consolidated financial statements as of March 31, 2005.


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                ILINC COMMUNICATIONS, INC., AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                     --------------------------------------
                                                                           2005                  2004
                                                                     ----------------      ----------------
Revenues
   Licenses ....................................................     $            522      $            889
   Software and audio services .................................                1,700                   710
   Maintenance and professional services .......................                  451                   371
                                                                     ----------------      ----------------
       Total revenues ..........................................                2,673                 1,970
                                                                     ----------------      ----------------

Cost of revenues
   Licenses ....................................................                   32                    42
   Software and audio services .................................                1,083                   523
   Maintenance and professional services .......................                  113                   113
   Amortization of acquired developed technology ...............                  119                    77
                                                                     ----------------      ----------------
       Total cost of revenues ..................................                1,347                   755
                                                                     ----------------      ----------------

Gross profit
                                                                                1,326                 1,215
                                                                     ----------------      ----------------

Operating expenses
   Research and development ....................................                  358                   331
   Sales and marketing .........................................                  785                 1,022
   General and administrative ..................................                  641                   716
                                                                     ----------------      ----------------
       Total operating expenses ................................                1,784                 2,069
                                                                     ----------------      ----------------

Loss from operations ...........................................                 (458)                 (854)

   Interest expense ............................................                 (431)                 (633)
   Interest income and other ...................................                    5                    23
   (Loss) gain on settlement of debt and other Obligations .....                   (8)                    8
                                                                     ----------------      ----------------

   Loss from continuing operations before income taxes .........                 (892)               (1,456)
   Income taxes ................................................                   --                    --
                                                                     ----------------      ----------------

Loss from continuing operations ................................                 (892)               (1,456)
Income from discontinued operations ............................                    7                    --
                                                                     ----------------      ----------------

Net loss .......................................................                 (885)               (1,456)
Series A preferred stock dividends .............................                  (25)                  (29)
                                                                     ----------------      ----------------
Loss available to common shareholders ..........................     $           (910)     $         (1,485)
                                                                     ================      ================
Loss per common share, basic and diluted
   From continuing operations ..................................     $          (0.04)     $          (0.07)
   From discontinued operations ................................                   --                    --
                                                                     ----------------      ----------------
   Net loss per common share ...................................     $          (0.04)     $          (0.07)
                                                                     ================      ================

Number of shares used in calculation of loss per share,
    basic and diluted ..........................................               24,145                20,297
                                                                     ================      ================


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                             ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)


                                   CONVERTIBLE
                                 PREFERRED STOCK             COMMON STOCK         ADDITIONAL                              TOTAL
                             ------------------------  ------------------------   PAID - IN   ACCUMULATED   TREASURY   SHAREHOLDERS'
                               SHARES       AMOUNT       SHARES        AMOUNT      CAPITAL      DEFICIT       STOCK       EQUITY
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balances, April 1, 2005 ...          127  $        --       25,577  $        26  $    42,175  $   (37,123) $    (1,408) $     3,670

Warrant grant .............           --           --           --           --            6           --           --            6
Vesting of restricted
   stock grant ............           --           --           --           --           10           --           --           10
Series A preferred
   stock dividends ........           --           --           --           --           --          (25)          --          (25)
Net loss ..................           --           --           --           --           --         (885)          --         (885)
                             -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances, June 30, 2005 ...          127  $        --       25,577  $        26  $    42,191  $   (38,033) $    (1,408) $     2,776
                             ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                              (IN THOUSANDS)


                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                      ------------------------------------
                                                                            2005                2004
                                                                      ---------------      ---------------

Net cash used in operating activities ...........................     $          (191)     $        (1,095)
                                                                      ---------------      ---------------

Cash flows from investing activities:
   Capital expenditures .........................................                 (22)                 (61)
   Acquisitions, net of cash acquired ...........................                  (9)                (207)
   Deferred acquisitions costs ..................................                  --                  (35)
   Cash acquired in acquisition .................................                  --                    4
                                                                      ---------------      ---------------
        Net cash used in investing activities ...................                 (31)                (299)
                                                                      ---------------      ---------------

Cash flows from financing activities:
   Proceeds from 2004 private placement .........................                  --                4,250
   Series A preferred stock dividends ...........................                 (25)                 (29)
   Proceeds from exercise of stock options ......................                  --                   70
   Repayment of long-term debt ..................................                 (72)                (378)
   Repayment of capital lease liabilities .......................                 (35)                 (84)
   Financing costs incurred .....................................                 (28)                (665)
                                                                      ---------------      ---------------
        Net cash (used in) provided by financing activities .....                (160)               3,164
                                                                      ---------------      ---------------

Cash flows from continuing operations ...........................                (382)               1,770
Cash flows from discontinued operations .........................                 111                  100
                                                                      ---------------      ---------------


        Net change in cash and cash equivalents .................                (271)               1,870
Cash and cash equivalents, beginning of period ..................                 532                  292
                                                                      ---------------      ---------------

Cash and cash equivalents, end of period ........................     $           261      $         2,162
                                                                      ===============      ===============


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

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended June 30, 2005 and 2004.

         Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K as of and for the year ended March 31, 2005, as filed with the SEC.

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

         During the year ended March 31, 2004, the Company discontinued its practice management services segment. Accordingly, the Company has reflected these operations as discontinued and has reclassified the prior year consolidated financial statements to conform to such presentation. Discontinued operations are discussed further in Note 12.

3.       SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 THREE MONTHS ENDED JUNE 30,
                                             ----------------------------------
                                                   2005               2004
                                             ---------------    ---------------
         Risk free interest rate                   3.89%         4.40% - 4.71%
         Dividend yield                             0%                 0%
         Volatility factors of the expected
            market price of the Company's
            common stock                            71%            87% - 89%
         Weighted-average expected life of
            Options                              10 years          10 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                            --------------------------------------
                                                                                  2005                  2004
                                                                            ----------------      ----------------
         Net loss available to common shareholders, as reported .......     $           (910)     $         (1,485)
         Plus: Stock-based employee compensation expense included
            in reported net loss ......................................                   10                    10
         Less: Total stock-based employee compensation expense
            determined using fair value based method ..................                  (62)                  (67)
                                                                            ----------------      ----------------
         Pro forma net loss ...........................................     $           (962)     $         (1,542)
                                                                            ================      ================

         Loss per share:
         Basic and diluted - as reported ..............................     $          (0.04)     $          (0.07)
                                                                            ================      ================
         Basic and diluted - pro forma ................................     $          (0.04)     $          (0.08)
                                                                            ================      ================

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

4.       EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the 3 months ended three months ending June 30, 2005 and 2004, options and warrants to purchase 4,752,602, and 9,987,474 shares of common stock respectively were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. Additionally, series A preferred stock and debt convertible into 8,175,000 shares of common stock were excluded from the computation of diluted earnings/loss per share because inclusion of such would be antidilutive. Furthermore, a restricted stock grant of 450,000 shares has been excluded from the earnings per share calculations. Lastly, shares of its common stock currently not reflected as issued and outstanding totaling 704,839 (relating to the Glyphics acquisition and held in escrow pending determination of the performance requirement and indemnity claims - Note
11) have been excluded from the computation.

5.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:

                                                       JUNE 30,       MARCH 31,
                                                         2005           2005
                                                      -----------    -----------
                                                            (IN THOUSANDS)

     Goodwill ...................................     $    10,948    $    10,797
                                                      ===========    ===========

         The changes in the carrying amount of the goodwill for the years ended March 31, 2005 and 2004 (IN THOUSANDS):

            Balance, March 31, 2005 ......................     $    10,797
               Mentergy acquisition, royalty accrual .....             142
               Glyphics acquisition ......................               9
                                                               -----------
            Balance, June 30, 2005 .......................     $    10,948
                                                               ===========

         Intangible assets consisted of the following:

                                                                              JUNE 30, 2005
                                                --------------------------------------------------------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                                  REMAINING         GROSS CARRYING       ACCUMULATED
                                                    LIVES               AMOUNT           AMORTIZATION            NET
                                                --------------      --------------      --------------      --------------
                                                   (YEARS)                              (IN THOUSANDS)
     AMORTIZED INTANGIBLE ASSETS:
        Deferred financing costs ..............      5.69           $        1,141      $         (373)     $          768
        Purchased software ....................      1.76                    1,481                (910)                571
        Customer relationship .................      4.92                    1,230                (248)                982
                                                                    ------------------------------------------------------
                                                                    $        3,852      $       (1,531)     $        2,321
                                                                    ======================================================

                                                                             MARCH 31, 2005
                                                --------------------------------------------------------------------------
                                                   WEIGHTED
                                                   AVERAGE
                                                  REMAINING         GROSS CARRYING       ACCUMULATED
                                                    LIVES               AMOUNT           AMORTIZATION            NET
                                                --------------      --------------      --------------      --------------
                                                   (YEARS)                              (IN THOUSANDS)
     AMORTIZED INTANGIBLE ASSETS:
        Deferred financing costs ..............      5.84           $        1,113      $         (329)     $          784
        Purchased software ....................      1.92                    1,481                (792)                689
        Customer relationship .................      4.46                    1,230                (199)              1,031
                                                                    ------------------------------------------------------
                                                                    $        3,824      $       (1,320)     $        2,504
                                                                    ======================================================

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following;

                                                                            JUNE 30,              MARCH 31,
                                                                              2005                  2005
                                                                         ---------------      ---------------
                                                                                    (IN THOUSANDS)
         Accounts payable trade ....................................     $         1,855      $         1,771
         Accrued state sales tax ...................................                 140                  119
         Accrued interest ..........................................                 301                  241
         Amount payable to Quisic shareholders .....................                 450                  450
         Amounts related to acquisitions ...........................                 311                  315
         Accrued salaries and related benefits .....................                 296                  422
         Amount payable to third party providers ...................               1,117                1,000
         Amount payable to Interactive Alchemy .....................                  30                   59
         Deferred rent liability ...................................                  47                   54
         Liabilities from discontinued operations ..................                 253                  263
         Other .....................................................                  31                   37
                                                                         ---------------      ---------------
            Total accounts payable and accrued liabilities .........     $         4,831      $         4,731
                                                                         ===============      ===============

7.       LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                            JUNE 30,              MARCH 31,
                                                                              2005                  2005
                                                                         ---------------      ---------------
                                                                                    (IN THOUSANDS)

         2002 Convertible redeemable subordinated notes ............     $         5,625      $         5,625
         2004 Senior unsecured promissory notes ....................               3,187                3,187
         Shareholders' notes payable ...............................                 235                  282
         Notes payable .............................................                 588                  613
                                                                         ---------------      ---------------
                                                                                   9,635                9,707

         Less: Current portion of long-term debt ...................                (815)                (885)
               Discount ............................................              (1,257)              (1,349)
               Beneficial conversion feature .......................                (743)                (771)
                                                                         ---------------      ---------------
         Long-term debt, net of current portion ....................     $         6,820      $         6,702
                                                                         ===============      ===============

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000. Under the terms of the Convertible Note Offering, the Company issued convertible redeemable subordinated notes and warrants to purchase 5,775,000 shares of the Company's common stock. These notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The note holders may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force conversion of these notes into shares of the Company's common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness with no waiver required. Those warrants expired on March 29, 2005 without exercise. The exercise price of the warrants was $3.00 per share. The Company could have forced exercise of the warrants at the exercise price, if at any time the closing price of the Company's common stock equaled or exceeded $5.50 per share for 20 consecutive trading days. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000, which is being amortized to interest expense over the ten-year term of the notes. Since the carrying value of the notes was less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized as interest expense over the ten year term of the notes. Upon conversion of these notes, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion. The common stock underlying these notes was registered with the SEC and may be sold if converted into common stock pursuant to a resale prospectus dated May 24, 2004. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 shares of the Company's common stock at a price of $1.00 per share. On August 1, 2005, the Company executed definitive agreements that were dated to be effective July 31, 2005 with holders of a principal balance of $175,000 to convert their notes and accrued interest into 604,238 shares of the Company's common stock at a price of $.30 per shares.

         In April of 2004, the Company completed a private placement offering with gross proceeds of $4.25 million that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of common stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized to interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. Individuals and entities participating in this offering have the right to demand registration of the common stock issued there from upon written notice to the Company and also have piggyback registration rights should the company file a registration statement before the shares are otherwise registered. On August 2, 2005 the Company executed definitive agreements that were dated to be effective August 1, 2005 with holders of a principal balance totaling $225,000 to convert their senior notes and accrued interest into 903,205 shares of the Company's common stock at a price of $0.25 per share.

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes were due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the noteholders agreed to extend the maturity date and accept installment payments that are due during the year ended March 31, 2006. The outstanding principal balance on these notes is $235,000 as of June 30, 2005.

         In connection with the Company's acquisition of Glyphics, the Company assumed $753,000 in loan obligations, the unpaid balance of which $587,000 at June 30, 2005 is currently due in the short term. The rates of interest on such notes range from 5.75% to 7.5% per annum. In June 2005, the Company extended the payment terms on one loan with a principal balance of $138,000 at June 30, 2005. The balance of the loan was due on July 29, 2005. The loan is guaranteed by two individuals, who were formerly owners of Glyphics, as well as by the Company. The first individual is an executive vice president as well as a shareholder of the Company and the second individual is a shareholder of the Company. In June 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares to the second individual with an exercise price of $.32. The warrant expires in June 2007. The fair value of the warrant of $6,500 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 71%, dividend yield of 0%, and a risk-free rate of 3.6%.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to June 30, 2005 were as follows (IN THOUSANDS):


         2006 ................................          $          815
         2007 ................................                       7
         2008 ................................                   3,188
         2009 ................................                      --
         2010 ................................                      --
         Thereafter ..........................                   5,625
                                                        --------------
                                                        $        9,635
                                                        ==============

8.       INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company disclosed no tax benefit on its Condensed Consolidated Statement of Operations during the three months ended June 30, 2005 or 2004 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its Web conferencing and audio conferencing business strategy. At June 30, 2005 and March 31, 2005, the Company has net deferred tax assets of $12.1 million and $11.7 million, respectively, with corresponding valuation allowances. The Company's tax assets are scheduled to expire over a period of five to thirteen years.

9.       STOCK OPTION PLANS AND WARRANTS

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

         There were 2,616,483 options granted under the Plan, at June 30, 2005. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date grant. The options vest at varying rates over a one to five year period.

         Following is a summary of the status of the Company's stock options as of June 30, 2005:

                                                               NUMBER OF      WEIGHTED
                                                                SHARES        AVERAGE      WEIGHTED AVERAGE
                                                              UNDERLYING      EXERCISE      FAIR-VALUE OF
                                                                OPTIONS        PRICES      OPTIONS GRANTED
                                                              -----------    ----------    ----------------
          Outstanding at March 31, 2005...................     2,438,018     $     1.32
          Granted.........................................       250,000           0.38    $          0.24
                                                                                           ================
          Exercised.......................................            --             --
          Forfeited.......................................       (71,535)          0.82
          Expired.........................................            --             --
                                                              -----------    -----------
          Outstanding at June 30, 2005....................     2,616,483     $     1.24
                                                              ===========    ===========


         The following table summarizes information about stock options outstanding at June 30, 2005:

                                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                             -------------------------------------------------   -------------------------
                                            WEIGHTED                                             WEIGHTED
                                            AVERAGE        WEIGHTED AVERAGE                      AVERAGE
                              NUMBER OF     EXERCISE     REMAINING CONTRACTUAL     NUMBER OF     EXERCISE
                               SHARES        PRICE           LIFE (YEARS)           SHARES        PRICE
                             -----------   -----------   ---------------------   ------------   ----------
         $  0.01 - $  0.99    1,927,973      $  0.51             7.21              1,248,742     $  0.58
         $  1.00 - $  1.99      111,125      $  1.57             5.74                 96,125     $  1.66
         $  2.00 - $  2.99      430,000      $  2.22             4.03                430,000     $  2.22
         $  3.00 - $  8.50      147,385      $  7.13             3.46                147,385     $  7.13
                             -----------                                         ------------
                              2,616,483                                            1,922,252
                             ===========                                         ============

         The following table summarizes information about stock purchase warrants outstanding at June 30, 2005:

                                            WARRANTS OUTSTANDING                   WARRANTS EXERCISABLE
                             -------------------------------------------------   -------------------------
                                            WEIGHTED                                             WEIGHTED
                                            AVERAGE        WEIGHTED AVERAGE                      AVERAGE
                              NUMBER OF     EXERCISE     REMAINING CONTRACTUAL     NUMBER OF     EXERCISE
                               SHARES        PRICE           LIFE (YEARS)           SHARES        PRICE
                             -----------   -----------   ---------------------   ------------   ----------
     $  0.32 - $  0.32           50,000      $  0.32             1.94                 50,000     $   0.32
     $  0.40 - $  0.40          250,000      $  0.40             1.39                250,000     $   0.40
     $  0.42 - $  0.42          543,182      $  0.42             6.14                543,182     $   0.42
     $  0.44 - $  0.44          132,972      $  0.44             6.20                132,972     $   0.44
     $  0.50 - $  0.50           25,000      $  0.50             0.50                 25,000     $   0.50
     $  0.55 - $  0.55           50,000      $  0.55             1.51                 50,000     $   0.55
     $  0.78 - $  0.78          163,455      $  0.78             1.80                163,455     $   0.78
     $  1.50 - $  1.50          921,510      $  1.50             2.14                921,510     $   1.50
                             -----------                                         ------------
                              2,136,119                                            2,136,119
                             ===========                                         ============

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

                                  PERFORMANCE CRITERIA                                SHARES VESTED
         ---------------------------------------------------------------------    ---------------------
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

10.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 14 to the condensed consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2005. During the three-month period ended June 30, 2005, the following changes occurred with respect to certain of the Company's commitments and contingencies:

ROYALTY AGREEMENTS

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment due upon sales of its Web conferencing products. The royalty earn-out was originally equal to 20% for all revenues collected from the sale or license of that Web conferencing software (originally named LearnLinc) over a three-year period beginning with the closing date of November 4, 2002, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount being $5,000,000. After negotiating a settlement with one of the original participants in the Mentergy transaction during fiscal 2005, the royalty has been reduced to 18.7%. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF 95-8: ACCOUNTING FOR CONTINGENT CONSIDERATION PAID TO THE SHAREHOLDERS OF AN ACQUIRED ENTERPRISE IN A PURCHASE BUSINESS COMBINATION at the time such amounts are accrued as revenue. The Company has accrued Mentergy royalties totaling $1,015,000 and $872,000 as of June 30, 2005 and March 31, 2005, respectively. Mentergy and the Company are in the process of negotiating payment terms that would provide for level installment payments extending until November of 2006 with a balloon payment at the end of that term.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Mr. David Iannini with an effective date of March 14, 2005 as its Chief Financial Officer. Mr. Iannini's employment with the Company ended on August 9, 2005 and his employment agreement likewise terminated on that date without the payment of severance or other compensation as a result of the termination and all options previously issued to Mr. Iannini expired without exercise.

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

11.      BUSINESS COMBINATIONS

GLYPHICS CORPORATION

         The Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, a Utah based, private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price of $5.229 million was based on a multiple of the Glyphics' 2003 annual audio conferencing business revenues (as defined in the asset purchase agreement). The purchase price was paid with the assumption of specific liabilities, with the balance paid using its common stock at the fixed price of $1.05 per share.

         In exchange for the assets received, the Company assumed $2.466 million in debt and issued 2.8 million shares of its common stock at the date of acquisition. An additional 704,839 shares of the Company's common stock is currently being held in escrow and is subject to the claims of the Company for:
(1) the amount, if any, that the audited audio conferencing business revenues

(as defined in the asset purchase agreement) earned by the Company during the 12 months after the closing date are less than the audited audio conferencing business revenues (as defined in the asset purchase agreement) recorded by Glyphics during the 12 months ending December 31, 2003, (2) the representations and warranties made by Glyphics' and its shareholders in the asset purchase agreement, and (3) the amount if any that the liabilities accrued or paid by the Company are in excess of those specifically scheduled and assumed as part of the asset purchase agreement. Those contingent escrow shares are contractually required to be returned to the Company by the escrow agent in the event that those revenue performance targets and contingent liability requirements are not achieved. As of March 31, 2005, the Company had accrued certain liabilities in excess of those scheduled and therefore, may be making a claim against those shares. As of June 30, 2005, the performance revenue target had been met.

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

                                                                                   AMOUNT
                                                                                -------------
       Issuance of iLinc's common stock (valued at $0.98 per share
               using the five day average closing price) ..................     $       2,763
       Assumed liabilities.................................................             2,466
                                                                                -------------
          Total purchase price.............................................     $       5,229
                                                                                =============

         The purchase price may change due to the ultimate resolution of purchase agreement contingencies and the potential recoveries against the shares held in escrow, if any. At June 30, 2005, the Company believes it will recover approximately 369,000 shares held in escrow due to the assumption of additional liabilities of $351,000 greater than scheduled in the purchase agreement.

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

          The purchase price of Glyphics has been allocated as follows:

                                                                                 PURCHASE
                                                                             PRICE ALLOCATION
                                                                            ------------------
                                                                               (IN THOUSANDS)
         Current assets................................................     $             618
         Property and equipment........................................                 1,609
         Goodwill .....................................................                   998
         Identifiable intangible assets ...............................                 2,004
         Current liabilities...........................................                (1,356)
         Notes payable.................................................                  (753)
         Capital leases................................................                  (357)
         Common stock..................................................                    (3)
         Additional paid-in capital....................................                (2,760)
                                                                            ------------------
         Total                                                              $              --
                                                                            ==================

         Operating results of Glyphics are included in the accompanying statement of operations for the three- month period ending June 30, 2005 and for one month in the three-month period ending June 30, 2004. The following unaudited pro forma summary of condensed financial information presents the Company's combined results of operations as if the acquisition of Glyphics had occurred at the beginning of the three months ended June 30, 2004, after including the impact of certain adjustments including: (i) elimination of sales between the two companies and (ii) increase in amortization of the identifiable intangible assets and an increase in depreciation expense recorded as part of the acquisition.

                                                                                    THREE MONTHS ENDED
                                                                                      JUNE 30, 2004
                                                                                    ------------------
                                                                                        PRO FORMA
                                                                                      (IN THOUSANDS,
                                                                                     EXCEPT PER SHARE
                                                                                          DATA)
         Revenues...............................................................    $           2,507
         Loss from continuing operations........................................    $          (1,084)
         Net loss from continuing operations....................................    $          (1,697)

         Loss per basic and diluted share from continuing operations............                (0.08)

         Weighted average shares outstanding:
             Basic and diluted..................................................               22,176

         The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the combination occurred at the beginning of the periods presented or the results of operations that may be obtained in the future.

12.      DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its practice management services segment. In accordance with SFAS 144 "ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS," the Company has restated its historical results to reflect its practice management service business segment as a discontinued operation.

         A summary of the results from discontinued operations for the three months ending June 30, 2005 and 2004 are as follows:

                                                                                             THREE MONTHS ENDED JUNE 30,
                                                                                        --------------------------------------
                                                                                              2005                  2004
                                                                                        ----------------      ----------------
                                                                                                    (IN THOUSANDS)
         Net revenue ..............................................................     $             --      $             --
         Operating expenses .......................................................                   (7)                   --
                                                                                        ----------------      ----------------
         Income (loss) from operations ............................................                    7                    --
         Interest expense .........................................................                   --                    --
         Interest income ..........................................................                   --                    --
         Gain on termination of service agreements with Affiliated Practices ......                   --                    --
         Gain on debt forgiveness .................................................                   --                    --
         Loss on settlement of capital lease ......................................                   --                    --
         Tax expense ..............................................................                   --                    --
                                                                                        ----------------      ----------------
         Net income (loss) from discontinued operations ...........................     $              7      $             --
                                                                                        ================      ================

         There were no assets or liabilities related to the Company's discontinued operations on the books that were not fully reserved as of June 30, 2005. Liabilities of $253,000 and $263,000 related to discontinued operations were included in Accounts Payable and Accrued Liabilities at June 30, 2005 and March 31, 2005, respectively.

13.      RELATED PARTY TRANSACTIONS

         On August 1, 2005, the Company exchanged a convertible promissory note that had been issued in March of 2002 to Peldawn, LLC, of which Mr. Dan Robinson, a member of the Company's Board of Directors, is a partner. The note had an original principal balance of $25,000 and was originally was convertible at $1.00 per share. As part of the Company's plan to decrease debt and increase shareholder's equity, the note including principal and accrued interest was exchanged using a price of $0.30 per share, a price above the fair market value of the Company's common stock on the date of conversion, into 84,183 shares of the Company's common stock.

14.      SUBSEQUENT EVENTS

         On August 1, 2005, the Company executed definitive agreements that were dated to be effective July 31, 2005 to issue 604,238 unregistered shares of its common stock, par value $0.001, in private transactions that were exempt from registration under Section 4(2) of the Exchange Act of 1934 and Regulation D, to two accredited investors who were holders of the Company's unsecured convertible promissory notes. Under these agreements, common stock was issued in exchange for their outstanding promissory note with a principal balance of $175,000, together with accrued but unpaid interest. The notes had been issued in March of 2002 as a part of a capital raise, and under their original terms, were due in 2012, paid interest only at the rate of 12% until maturity. The notes and accrued interest were converted into common stock using the fixed price of $0.30 per share.

         On August 2, 2005, the Company executed definitive agreements that were dated to be effective August 1, 2005 to issue 903,205 unregistered shares of its common stock, par value $0.001, in private transactions that were exempt from registration under Section 4(2) of the Exchange Act of 1934 and Regulation D, to two accredited investors who were holders of the Company's unsecured senior promissory notes. Under these agreements, the common stock was issued in exchange for their outstanding promissory note with a principal balance of $225,000, together with accrued but unpaid interest. The notes had been issued in April of 2004 as a part of a capital raise, and under their original terms, were due in 2007, paid interest only at the rate of 10% until maturity. The notes and accrued interest were converted into common stock using the fixed price of $0.25 per share.

         As a part of the Glyphics acquisition, the Company assumed a loan with Zion's Bank with a total principal and interest balance on June 30, 2005 of $137,000. On July 29, 2005 the loan matured. A payment of $40,000 was made on August 9, 2005, and an agreement was reached between the parties to extend the note through August 31, 2005.

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

         Although most of our major competitors compete only in the TSP market (including WebEx, Live Meeting, and Raindance), the Web conferencing software market is the faster growing segment, representing about $227 million of the current Web conferencing market. This market's projected growth is about 40% Compound Annual Growth Rate ("CAGR") between 2002 and 2010 (as compared with the service provider market which is growing about 22% CAGR for the same time period) and is forecast to outgrow the service provider market by the end of 2009.

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

RESULTS OF OPERATIONS

         We executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The Company plans to continue to pursue the business formerly conducted by the seller on an integrated basis with its existing Web conferencing products. (See also Note 11 above and Form 8-K/A on file related to the Glyphics transaction dated August 13, 2004.)

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

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended June 30, 2005 and June 30, 2004 were $2.7 million and $2.0 million respectively, an overall increase of approximately $703,000 resulting from a decrease of $367,000 in license revenues and increases of $990,000 in software and audio services and $80,000 in service and maintenance revenues. The overall increase is primarily the result of the inclusion of a full quarter of audio services revenue from the Glyphics acquisition in the three months ended June 30, 2005 compared to one month of audio services revenue in the three months ended June 30, 2004.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of license revenue is driven by the number of licenses sold. It consists of royalty fees paid to third-parties on sale of certain product licenses and costs for fulfillment and materials. Cost of license revenues for the three months ended June 30, 2005 and June 30, 2004 were $32,000 and $42,000 respectively, a decrease of $10,000. The decrease is related to the decrease in royalty bearing product license sales in the three months ended June 30, 2005 as compared to June 30, 2004.

         Cost of software and audio services revenue include salaries and related expenses for our ASP, hosted and audio services organizations, an overhead allocation consisting primarily of a portion of our facilities, communications and depreciation expenses that are attributable to providing these services, an allocation of technical support costs attributable to providing support for these services and direct costs related to our ASP, hosting and audio services offerings. Cost of software and audio services for the three months ended June 30, 2005 and June 30, 2004 were $1.1 million and $523,000, respectively, an increase of approximately $560,000. This increase is primarily a result of including the Glyphics audio business for a full quarter in the three months ended June 30, 2005 compared to one month in the three months ended June 30, 2004.

         Cost of maintenance and professional services revenue include an allocation of technical support costs related to the services, an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses that is attributable to providing these services and third party costs related to our custom content revenue. Cost of maintenance and professional services for the three months ended June 30, 2005 and June 30, 2004 was constant at $113,000 for each quarter.

         Amortization of acquired developed technology consists of amortization of acquired software technology from the Mentergy, Glyphics, and Quisic acquisitions. Amortization of acquired technology for the three months ended June 30, 2005 and June 30, 2004 was $119,000 and $77,000, respectively, an increase of $42,000 which is related primarily to the amortization of the Glyphics technology.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The Company incurred operating expenses from continuing operations of $1.8 million for the three months ended June 30, 2005, a decrease of $285,000 from $2.1 million for the three months ended June 30, 2004.

         Research and development expenses represent expenses incurred in connection with the provision of e-learning services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses from continuing operations for the three months ended June 30, 2005 and June 30, 2004 were $358,000 and $331,000, respectively, an increase of $27,000. The increase is primarily a result of an increase in salaries, benefits, contractual labor, and overhead expenses of $80,000 due to the inclusion of a full quarter of Glyphics expenses in the three months ended June 30, 2005 compared to one month included in the three months ended June 30, 2004. The increase in salaries, benefits, contractual labor, and overhead expenses is partially offset by a decrease in telephone and Internet expenses of $45,000 related to the Glyphics acquisition and a decrease in travel and entertainment expenses of $11,000.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses from continuing operations were $785,000 and $1.0 million for the three months ended June 30, 2005 and June 30, 2004, respectively, a decrease of approximately $237,000. The decrease is primarily the result of decreases in salaries and related benefits of $113,000 due to a decrease of seven full time sales employees in the quarter ended June 30, 2005, a decrease of $81,000 in marketing expense due to a reduction in the use of outside marketing firms in the quarter ended June 30, 2005, a decrease of $50,000 in recruiting fees in the quarter ended June 30, 2005, and a decrease of $29,000 in travel and entertainment expenses, partially offset by an increase of $30,000 in amortization of customer sales lists from the acquisition of Glyphics in June 2004.

         General and administrative expenses consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance and administrative personnel, rent, bad debt expense, professional services, travel, office costs and other general corporate expenses. During the three months ended June 30, 2005 and June 30, 2004, general and administrative expenses from continuing operations were $641,000 and $716,000, respectively, a decrease of $75,000. The decrease in general and administrative expenses was primarily due to a decrease in accounting fees of $85,000, a decrease in investor relations expenses of $38,000 and a decrease in office expenses of $30,000, offset by an increase in legal expenses of $31,000, an increase in consulting fees of $25,000, and an increase in bad debt expenses of $22,000.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations of $431,000 for the three months ended June 30, 2005 decreased by $202,000 from $633,000 for the three months ended June 30, 2004. The decrease was primarily due to non-cash interest expenses of $192,000 relating to debt and equity conversions of convertible promissory notes incurred in the three months ended June 30, 2004.

GAIN ON SETTLEMENT OF DEBT AND OTHER OBLIGATIONS FROM CONTINUING OPERATIONS/LOSS ON SETTLEMENT OF NOTE RECEIVABLE

         During the three months ended June 30, 2005, the Company recognized a loss of $7,500 relating to a settlement of note receivables. On June 27, 2005, the Company received a discounted payment that extinguished its only note receivable that had a principal balance of $25,000 by the receipt of $17,500 and the recording of a loss on the settlement of $7,500.

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

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company disclosed no tax benefit on its Condenses Consolidated Statement of Operations during the three months ended June 30, 2005 or 2004 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its Web conferencing and audio conferencing business strategy. At June 30, 2005 and March 31, 2005, the Company has net deferred tax assets of $12.1 million and $11.7 million, respectively, with corresponding valuation allowances. The Company's tax assets are scheduled to expire over a period of five to thirteen years.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its practice management services. Results of operations from this segment are presented as discontinued operations for the three months ended June 30, 2005 and 2004 in accordance with SFAS 146 "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES."

         Net income from discontinued operations for the three months ended June 30, 2005 and 2004 was $7,000 and $0, respectively. Cash flows provided by discontinued operations were $111,000 and $100,000 for the three months ended June 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a working capital deficiency, has incurred operating losses and has negative cash flows from continued operations. The Company currently does not have existing working capital and does not generate positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term. These matters, among others, including our limited operating history as a provider of Web conferencing and Web collaboration software have caused our auditors to conclude in their report on our consolidated financial statements at and for the year ending March 31, 2005 that there is doubt about the Company's ability to continue as a going concern. Our plan with regard to these matters includes the continued development, marketing and licensing of our iLinc Suite of products and services through both internal sales efforts and through external channel partnerships. We plan to expand where appropriate with external growth by acquisition, with those acquisitions possibly including providers of audio conferencing as well as Web conferencing products and services. Although we continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its Web collaboration and audio conferencing products and services to generate profits or to provide adequate cash flows to sustain our operations. Our continuation as a Company may be dependent on our ability to either raise additional capital, continue to increase sales and revenues, or generate positive cash flows from operations in order to ultimately achieve profitability.

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

         As of June 30, 2005, the Company had a working capital deficit of $4.7 million. Current assets included $261,000 in cash, $1.7 million in accounts receivable, and $161,000 in prepaids. Current liabilities consisted of $1.0 million of deferred revenue, $993,000 of current maturities of long-term debt and capital leases and $4.8 million in accounts payable and accrued liabilities.

         Cash used in operating activities from continuing operations was $191,000 during the three months ended June 30, 2005 and $1.1 million during the three months ended June 30, 2004. Cash used in operating activities from continuing operations during the three months ended June 30, 2005 was primarily attributable to a net loss of $892,000, decreases in accounts receivable of $175,000, and increases in prepaid expenses of $92,000. These items were partially offset by non-cash expenses and revenues of $641,000. Cash used in operating activities during the three months ended June 30, 2004 was primarily attributable to a net loss of $1.5 million, increases in accounts receivable and prepaid expenses of $351,000 and $110,000, respectively and a decrease in deferred revenue of $201,000. These items were partially offset by increases in accounts payable and accrued liabilities of $406,000 and non-cash expenses and revenues of $603,000.

         Cash used in investing activities from continuing operations was $31,000 for the three months ended June 30, 2005, while cash used in investing activities from continuing operations was $299,000 for the three months ended June 30, 2004. Cash used in investing activities during the three months ended June 30, 2005 was due to capital expenditures of $22,000 and acquisition related expenses of $9,000. Cash used by investing activities for the three months ended June 30, 2004 was due to $207,000 of acquisition related royalty expenses, $61,000 of capital expenditures, and $35,000 of deferred offering costs, offset by $4,000 in cash acquired in acquisition.

         Cash used in financing activities from continuing operations was $174,000 during the three months ended June 30, 2005, while cash provided by financing activities from continuing operations was $3.2 million during the three months ended June 30, 2004. Cash used in financing activities during the three months ended June 30, 2005 was attributable to the repayment of debt and capital leases totaling $121,000, payment of preferred dividends of $25,000, and financing costs of $28,000. Cash provided in financing activities during the three months ended June 30, 2004 was primarily due to proceeds of $4.3 million related to the issuance of unsecured senior notes and common stock of the company in April 2004, offset by financing costs of $665,000 and repayment of debt of $378,000.

INFORMATION RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         In connection with the Company's IPO in March of 1998, the Company issued notes (the "IPO Notes") to certain shareholders who had provided capital prior to the IPO. Those amended IPO Notes matured on April 1, 2005. Subsequent to March 31, 2005, many of the IPO Note holders agreed to extend the maturity date and accept installment payments that are due through April 30, 2006 at an interest rate of 10%. The total outstanding principal balance on these IPO Notes is $235,000 as of June 30, 2005.

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the 10 year term of the Convertible Notes. Upon conversion, any remaining discount associated with the beneficial conversion feature will be expensed in full at the time of conversion. Since issuance of the convertible notes and as of June 30, 2005, holders with a principal balance totaling $325,000 converted their notes into 754,238 shares of the Company's common stock at prices ranging from $1.00 to $0.30 per share.

         On September 16, 2003, the Company completed its private placement of convertible series A preferred stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible series A preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible series A preferred stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of series A preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the convertible series A preferred stock, and the dividend is cumulative. The convertible series A preferred stock is non-voting and non-participating. The shares of convertible series A preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of convertible series A preferred stock was allocated pro rata between the relative fair values of the series A preferred stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the 2005 fiscal year, holders of 22,500 shares of series A preferred stock converted those shares into 450,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the series A preferred stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

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

         In April of 2004, the Company completed a private placement offering raising capital of $4,250,000 that provided the Company $3.8 million of net proceeds. Under the terms of this offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of common stock of the Company. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured, non-convertible, and the purchasers received no warrants. The senior notes bear interest at a rate of 10% per annum and accrued interest was due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock that was issued as a part of this offering has been registered with the SEC and may be sold pursuant to a resale prospectus dated August 2, 2005. Since issuance of the senior notes and as of June 30, 2005, holders with a principal balance totaling $225,000 converted their senior notes into 903,205 shares of the Company's common stock at a price of $0.25 per share.

         On June 3, 2004, the Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, Inc., a Utah based private company that is a provider of comprehensive audio conferencing products and services. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price totaled $5.229 million, depending upon contingencies in the purchase agreement that are based on a multiple of the Glyphics' 2003 annual audited net audio conferencing business revenues. The purchase price was paid with the assumption of approximately $2.466 million in specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share, or an estimated 3.524 million shares. Twenty percent of the consideration due is being held in escrow. The consideration held in escrow is in the form of 704,839 shares of the Company's common stock. Amounts held in escrow will be available to the Company to satisfy contingent claims and seller's indemnification obligations. Shares held in escrow also may be returned to the Company in the event that audio conferencing revenues obtained by the Company during the 12-month period beginning June 1, 2004 do not exceed the audited revenues earned by Glyphics during the calendar year ending December 31, 2003. Due to the Company assuming obligations of $351,000 greater than scheduled in the purchase agreement, the Company believes that it has a claim of return against approximately 369,000 of the shares held in escrow. The common stock that was issued as a part of this transaction has been registered with the SEC and may be sold pursuant to a resale prospectus dated August 2, 2005.

CONTRACTUAL OBLIGATIONS

         The following schedule details all of the Company's indebtedness and the required payments related to such obligations at June 30, 2005 (in thousands):

                                                       DUE IN LESS                                      DUE IN YEARS
                                                        THAN ONE           DUE IN          DUE IN         FOUR AND       DUE AFTER
                                          TOTAL           YEAR            YEAR TWO       YEAR THREE         FIVE         FIVE YEARS
                                       ------------    ------------     ------------    ------------    ------------    ------------
Long term debt obligations ........    $      9,635    $        815     $          7    $      3,188    $         --    $      5,625
Capital lease obligations .........             178             178               --              --              --              --

Interest expense ..................           5,240           1,027              994             688           1,350           1,181
Operating lease obligations .......           1,233             685              458              90              --              --
Base salary commitments
   under employment
   agreements .....................             970             595              375              --              --              --
                                       ------------    ------------     ------------    ------------    ------------    ------------
Total contractual obligations .....    $     17,256    $      3,300     $      1,834    $      3,966    $      1,350    $      6,806
                                       ============    ============     ============    ============    ============    ============

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

         Our critical accounting policies and estimates are included in the Company's annual report on Form 10-K for the year ended March 31, 2005 as filed with the SEC.

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

DILUTION TO EXISTING STOCKHOLDERS IS LIKELY TO OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

        On June 30, 2005, 25,577,287 shares of our common stock were issued, of which 1,432,412 were held in treasury, and 14,280,102 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce the percentage ownership of existing stockholders in the Company. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

WE ARE EXPOSED TO RISKS RELATING TO THE EFFECTIVENESS OF OUR INTERNAL CONTROLS

         On August 11, 2004, the Company's independent registered public accountants orally notified the Company's Audit Committee that they had identified significant deficiencies regarding the Company's internal controls. The deficiencies noted were lack of sufficient management oversight over and the proper segregation of duties of the accounting department. On November 12, 2004, the Company's independent registered public accountants orally notified the Company's Audit Committee that they had identified a material weakness regarding the Company's internal controls. The material weakness noted was the lack of sufficient control over the sales order and revenue recognition process. The Company's management evaluated the design and operation of its disclosure controls and procedures as of September 30, 2004 to determine whether they are effective in ensuring that the Company disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including its principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that the Company's disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), were not effective as of September 30, 2004.

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

         As of June 30, 2005, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $9.1 million at fixed interest rates of 10% to 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness bear interest rates of 5% to 6%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 4.  CONTROLS AND PROCEDURES

         We evaluated the design and operation of our disclosure controls and procedures as of June 30, 2005 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective and ensure that (i) we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

         Our disclosure and control systems are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures provide reasonable assurance of achieving their objectives. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

         During the first quarter ended June 30, 2005, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.


PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.       DEFAULTS OF SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS

(a)  EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
-------                         -----------------------
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

+10.9(7)       Employment Agreement dated November 12, 2000 between the Company and James M. Powers, Jr.
+10.11(19)     Employment Agreement dated February 15, 2001 between the Company and James L. Dunn, Jr. with Amendment
10.14(9)       Plan of Reorganization and Agreement of Merger by and among the
               Company, Edge Acquisition Subsidiary, Inc. and the Stockholders
               of Learning-Edge, Inc.
10.15(10)      Plan of Reorganization and Agreement of Merger by and among the
               Company, TW Acquisition Subsidiary, Inc., ThoughtWare
               Technologies, Inc. and the Series B Preferred Stockholder of
               ThoughtWare Technologies, Inc.
10.16(11)      Asset Purchase Agreement by and among the Company and Quisic
               Corporation. Common Stock Purchase Agreement by and between the
               Company, Investor Growth Capital Limited, A Guernsey Corporation
               and Investor Group, L.P., A Guernsey Limited Partnership and
               Leeds Equity Partners III, L.P.
10.16(12)      Asset Purchase Agreement by and among the Company, and Mentergy,
               Inc. and its wholly-owned subsidiaries, LearnLinc Corp and
               Gilat-Allen Communications, Inc.
10.17(14)      Subcontractor Agreement between the Company and Interactive
               Alchemy, Inc.
+10.18(17)     Employment Agreement dated January 6, 2004 between the Company and Nathan Cocozza
10.19(17)      Note Purchase Agreement dated February 12, 2004 between the
               Company and the "Lenders"
10.20(17)      Unit Purchase and Agency Agreement dated April 19, 2004 between the Company and Cerberus Financial, Inc.
10.21(17)      Placement Agency Agreement dated March 10, 2004 between the
               Company and Peacock, Hislop, Staley, and Given, Inc.
10.22(16)      Asset Purchase Agreement and Plan of Reorganization by and
               between the Company and Glyphics Communications, Inc.
+10.23(18)     Employment Agreement dated June 1, 2004 between the Company and
               Gary L. Moulton
+10.24(18)     Employment Agreement dated July 19, 2004 between the Company and
               John S. Hodgson
+10.25(19)     Employment Agreement dated March 14, 2005 between the Company and
               David Iannini
14.1(18)       Code of Ethics
16(13)         Letter re Change in Certifying Accountant
++31.1         Chief Executive Officer Section 302 Certification
++31.2         Principal Financial Officer Section 302 Certification
++32.1         Chief Executive Officer Section 906 Certification
++32.2         Principal Financial Officer Section 906 Certification

--------------------
(1) Previously filed as an exhibit to iLinc's Registration Statement on Form SH-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
(3) Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
(4) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
(5) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(6) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2000.
(7) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
(8) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
(9)   Previously filed as an exhibit to iLinc's Form 8-K filed October 16, 2001.
(10)  Previously filed as an exhibit to iLinc's Form 8-K filed January 30, 2002.
(11)  Previously filed as an exhibit to iLinc's Form 8-K filed July 2, 2002.
(12) Previously filed as an exhibit to iLinc's Form 8-K filed December 20, 2002.
(13)  Previously filed as an exhibit to iLinc's Form 8-K filed April 3, 2003.
(14) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.
(15) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(16)  Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.

(17) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2004.
(18) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.
(19) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2005.

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

                                 ILINC COMMUNICATIONS, INC.
Dated: August 12, 2005

                                 By: /s/ James M. Powers, Jr.
                                     -------------------------------------------
                                 Chairman of the Board, President and Chief
                                 Executive Officer


                                 By: /s/ James L. Dunn, Jr.
                                     -------------------------------------------
                                 Senior Vice President & Chief Financial Officer