Form 10-Q
period 2005-09-30
ILINC COMMUNICATIONS INC
filed 2005-11-14
CIK 1042291

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. (20549)

                                 --------------

                                   FORM (10)-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 14, 2005 was 28,451,580, net of shares held in treasury.


================================================================================

                                           FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                                                          PAGE

         Item 1--Unaudited Condensed Consolidated Financial Statements

                 Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and audited
                 Balance Sheets as of March 31, 2005...................................................   4

                 Unaudited Condensed Consolidated Statements of Operations for the Six
                 Months Ended September 30, 2005 and 2004..............................................   5

                 Unaudited Condensed Consolidated Statement of Changes in Shareholders'
                 Equity for the Six Months Ended September 30, 2005....................................   6

                 Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                 September 30, 2005 and 2004...........................................................   7

                 Notes to Unaudited Condensed Consolidated Financial Statements........................   8

         Item 2--Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................................................  21

         Item 3-- Quantitative and Qualitative Disclosures about Market Risk...........................  39

         Item 4--Controls and Procedures...............................................................  39

PART II--OTHER INFORMATION

         Item 1--Legal Proceedings.....................................................................  40

         Item 2--Change in Securities and Use of Proceeds..............................................  40

         Item 3--Defaults of Senior Securities.........................................................  40

         Item 4--Submission of Matters to a Vote of Security Holders...................................  40

         Item 5--Other Information.....................................................................  40

         Item 6--Exhibits..............................................................................  40

         Signatures....................................................................................  43

         Certifications................................................................................  44




                           FORWARD-LOOKING STATEMENTS

         Unless the context requires otherwise, references in this document to "iLinc Communications," "iLinc," the "Company," "we," "us," and "our" refer to iLinc Communications, Inc.

         Statements contained in this Quarterly Report on Form 10-Q that involve words like "anticipates," "expects," "intends," "plans," "believes," "seeks,"
 "estimates," and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange
 Act of 1934, as amended. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to: sell our products and services; improve the quality of our software; derive overall benefits of our products and services; introduce new products and versions of our existing products; sustain and increase revenue; integrate current and emerging technologies; control our expenses; control changes in our customer base; control changes in our employee headcount; manage liquidity and capital resources; realize positive cash flow from operations; or realize net earnings.

         Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results.
These risks and uncertainties include, but are not limited to, our dependence on our products or services, market demand for our products and services, our ability to attract and retain customers and channel partners, our ability to expand our technological infrastructure to meet the demand from our customers, our ability to recruit and retain qualified employees, the ability of channel partners to successfully resell our products, the status of the overall economy, the strength of competitive offerings, the pricing pressures created by market forces, and the other risks discussed herein (see Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations"). All forward-looking statements included in this report are based on information available to us as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any change in our expectations or in events, conditions or circumstances on which any such statement is based.
Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange
Commission (the "SEC") that attempt to advise interested parties of certain risks and factors that may affect our business. Our reports are available free of charge as soon as reasonably practicable after such material is electronically filed with the SEC and may be obtained either from the SEC at their Web site located at www.sec.gov, or through our Web site located at www.ilinc.com.

         iLinc, iLinc Communications, iLinc Suite, MeetingLinc, LearnLinc,
ConferenceLinc, SupportLinc, iLinc On-Demand, EventPlus, Glyphics, Quisic, iCanvas, and
Thoughtware and their respective logos are the service marks, trademarks or registered trademarks of iLinc Communications, Inc. All other company names and products may be trademarks of the respective companies.





PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            SEPTEMBER 30,            MARCH 31,
                                                                                 2005                  2005
                                                                           ----------------      ----------------
                                                                              (UNAUDITED)            (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents .........................................     $            385      $            532
   Accounts receivable, net of allowance for doubtful accounts
   of $122 and $84, respectively .....................................                1,646                 1,949
   Note receivable ...................................................                   18                    25
   Prepaid and other current assets ..................................                  163                    69
                                                                           ----------------      ----------------
     Total current assets ............................................                2,212                 2,575

Property and equipment, net ..........................................                  780                 1,221
Goodwill .............................................................               11,144                10,797
Intangible assets, net ...............................................                2,122                 2,504
 Other assets ........................................................                   14                    18
 Assets of discontinued operations ...................................                 --                     114
                                                                           ----------------      ----------------
     Total assets ....................................................     $         16,272      $         17,229
                                                                           ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt .................................     $            734      $            885
   Accounts payable trade ............................................                1,338                 1,771
   Accrued liabilities ...............................................                2,692                 2,960
   Current portion of capital lease liabilities ......................                  163                   196
   Deferred revenue ..................................................                  965                 1,014
                                                                           ----------------      ----------------
     Total current liabilities .......................................                5,892                 6,826

Long term debt, less current maturities, net of discount of
       $1,714 and $2,120, respectively ...............................                6,354                 6,702
Capital lease liabilities, less current maturities ...................                 --                      31
                                                                           ----------------      ----------------
     Total liabilities ...............................................               12,246                13,559
                                                                           ----------------      ----------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $.001 par value 10,000,000 shares authorized,
     Series A 127,500 shares issued and outstanding, liquidation preference of $1,275,000 and Series B, 70,000 shares issued
     and outstanding, liquidation preference of $700,000 .............                 --                    --
Common stock, $.001 par value 100,000,000 shares authorized,
     28,451,580 and 25,577,287 issued, respectively ..................                   28                    26
   Additional paid-in capital ........................................               44,041                42,175
   Accumulated deficit ...............................................              (38,635)              (37,123)
   Less:  1,432,412 treasury shares at cost ..........................               (1,408)               (1,408)
                                                                           ----------------      ----------------
     Total shareholders' equity ......................................                4,026                 3,670
                                                                           ----------------      ----------------
     Total liabilities and shareholders' equity ......................     $         16,272      $         17,229
                                                                           ================      ================


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                  ILINC COMMUNICATIONS, INC., AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                 ----------------------      ----------------------
                                                                   2005          2004          2005          2004
                                                                 --------      --------      --------      --------
Revenues

   Software Licenses ........................................    $    751      $    746      $  1,273      $  1,635

   Software and audio services ..............................       1,711         1,420         3,411         2,131

   Maintenance and professional services ....................         543           568           994           939
                                                                 --------      --------      --------      --------
       Total revenues .......................................       3,005         2,734         5,678         4,705
                                                                 --------      --------      --------      --------

Cost of revenues
   Software Licenses ........................................          --            37            32            79
   Software and audio services ..............................         796         1,096         1,879         1,620
   Maintenance and professional services ....................         185           269           298           382
   Amortization of acquired developed technology ............         108           125           227           202
                                                                 --------      --------      --------      --------
       Total cost of revenues ...............................       1,089         1,527         2,436         2,283
                                                                 --------      --------      --------      --------

Gross profit                                                        1,916         1,207         3,242         2,422
                                                                 --------      --------      --------      --------

 Operating expenses
   Research and development .................................         346           410           704           741
   Sales and marketing ......................................         769         1,259         1,554         2,281
   General and administrative ...............................         489           904         1,130         1,620
                                                                 --------      --------      --------      --------
       Total operating expenses .............................       1,604         2,573         3,388         4,642
                                                                 --------      --------      --------      --------

 Income (Loss) from operations ..............................         312        (1,366)         (146)       (2,220)

   Interest expense .........................................        (259)         (294)         (527)         (586)
   Amortization of beneficial debt conversion ...............        (329)         (163)         (492)         (503)
                                                                 --------      --------      --------      --------
       Total interest expense ...............................        (588)         (457)       (1,019)       (1,089)
   Debt conversion (expense) gain, net ......................        (279)           14          (287)           22
   Interest income and other ................................         (11)            7            (6)           29
   Gain on sale of assets ...................................          40            --            40            --
                                                                 --------      --------      --------      --------
   Loss from continuing operations before income taxes.......        (526)       (1,802)       (1,418)       (3,258)
   Income taxes .............................................          --            --            --            --
                                                                 --------      --------      --------      --------

Loss from continuing operations .............................        (526)       (1,802)       (1,418)       (3,258)

 Income from discontinued operations ........................           5            --            12            --
                                                                 --------      --------      --------      --------
 Net loss ...................................................    $   (521)     $ (1,802)     $ (1,406)     $ (3,258)

 Series A and B preferred stock dividends ...................         (26)          (26)          (51)          (55)

 Imputed preferred stock dividends ..........................         (55)           --           (55)           --
                                                                 --------      --------      --------      --------
 Loss available to common shareholders ......................    $   (602)     $ (1,828)     $ (1,512)     $ (3,313)
                                                                 ========      ========      ========      ========
 Loss per common share, basic and diluted
   From continuing operations ...............................    $  (0.02)     $  (0.08)     $  (0.06)     $  (0.15)
   From discontinued operations .............................          --            --            --            --
                                                                 --------      --------      --------      --------
       Net loss per common share ............................    $  (0.02)     $  (0.08)     $  (0.06)     $  (0.15)
                                                                 ========      ========      ========      ========

Number of shares used in calculation of loss per share,
    basic and diluted .......................................      25,855        24,132        25,000        22,214
                                                                 ========      ========      ========      ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                            ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                           (IN THOUSANDS)


                                        CONVERTIBLE
                                      PREFERRED STOCK                                                                      TOTAL
                                      (SERIES A & B)          COMMON STOCK        ADDITIONAL                               SHARE-
                                   --------------------    --------------------   PAID - IN   ACCUMULATED    TREASURY    HOLDERS'
                                    SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL      DEFICIT        STOCK       EQUITY
                                   --------    --------    --------    --------    --------     --------     --------   ---------
Balances, April 1, 2005 .........       127    $     --      25,577    $     26    $ 42,175     $(37,123)    $ (1,408)   $ 3,670

Warrant grant ...................        --          --          --          --           6           --           --          6
Vesting of restricted stock
  grant .........................        --          --          --          --          20           --           --         20
Series A preferred stock
   dividends ....................        --          --          --          --          --          (51)          --        (51)
Issuance of Series B
  preferred stock in private
  placement from debt
  conversion ....................        55          --          --          --         550           --           --        550
Issuance of Series B
  preferred stock in private
  placement .....................        15          --          --          --         150           --           --        150
Imputed preferred stock
dividend ........................        --          --          --          --          55          (55)          --         --
Conversion of 2002
  convertible redeemable
  subordinated notes ............        --          --       1,971           2         531           --           --        533
Conversion expense
  associated with conversion
  of 2002 convertible
  redeemable subordinated
  notes to common stock .........        --          --          --          --         338           --           --        338
Conversion of 2004 senior
  unsecured promissory notes ....        --          --         903          --         225           --           --        225
Gain on conversion of 2004
  senior unsecured
  promissory notes to common
  stock .........................        --          --          --          --          (9)          --           --         (9)
Net loss ........................        --          --          --          --          --       (1,406)          --     (1,406)
                                   --------    --------    --------    --------    --------     --------     --------    --------
Balances, September 30, 2005 ....       197    $     --      28,451    $     28    $ 44,041     $(38,635)    $ (1,408)   $ 4,026
                                   ========    ========    ========    ========    ========     ========     ========     =======


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                        ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                       (IN THOUSANDS)
                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      --------------------
                                                                       2005          2004
                                                                      -------      -------
Net cash used in operating activities ...........................     $   (72)     $(1,773)
                                                                      -------      -------

Cash flows from investing activities:

   Capital expenditures .........................................         (31)        (105)

   Acquisitions, net of cash acquired ...........................          (9)        (408)

   Deferred acquisitions costs ..................................          --          (35)

   Cash acquired in acquisition .................................          --            4
                                                                      -------      -------
        Net cash used in investing activities ...................         (40)        (544)
                                                                      -------      -------

Cash flows from financing activities:

   Proceeds from 2004 senior unsecured notes ....................          --        4,250

   Proceeds from issuance of Series B preferred stock ...........         150           --

   Series A and Series B preferred stock dividends ..............         (51)         (55)

   Proceeds from exercise of stock options ......................          --           81

   Repayment of long-term debt ..................................        (155)        (398)

   Repayment of capital lease liabilities .......................         (64)        (174)

   Financing costs incurred .....................................         (31)        (669)
                                                                      -------      -------
        Net cash (used in) provided by financing activities .....        (151)       3,035
                                                                      -------      -------

Cash flows from continuing operations ...........................        (263)         718

Cash flows from discontinued operations .........................         116          102
                                                                      -------      -------

        Net change in cash and cash equivalents .................        (147)         820

Cash and cash equivalents, beginning of period ..................         532          292
                                                                      -------      -------

Cash and cash equivalents, end of period ........................     $   385      $ 1,112
                                                                      =======      =======


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED
                             CONSOLIDATED FINANCIAL STATEMENTS.


                                             7

                           ILINC COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND NATURE OF OPERATIONS

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company develops and sells software that provides real-time collaboration and training using Web-based tools. The Company's iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award-winning virtual classroom, Web conferencing and collaboration suite of software. With its Web collaboration, conferencing and virtual classroom products, the Company provides reliable and cost-effective tools for remote instruction, presentations, meetings and online events. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what the Company believes to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version
7.7. The Company's customers may choose from several different pricing options for the iLinc Suite, and may receive its products on a stand-alone basis or integrated with one or a number of its other award-winning products, depending upon the customers' needs. Uses for the iLinc Suite of Web collaboration software include online instruction, business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company sells its software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. The Company markets its products using a direct sales force and a distribution channel consisting of agents and value added resellers. The Company allows customers to choose between purchasing a perpetual license or subscribing to a term license to its products, providing for flexibility among many ownership or rental model options.

         The Company maintains corporate headquarters in Phoenix, Arizona and has occupied that 14,000 square foot Class A facility since the Company's inception in 1998. The Phoenix lease began in 1998 and has a term of 10 years. The Phoenix office can accommodate up to 85 employees and is fully equipped with up-to-date computer equipment and server facilities. The Company also maintains a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research and development and technical support. The Company also maintains offices in Springville, Utah, occupying a Class A facility in two adjacent buildings. The first building houses its administrative and IT functions, with 10,000 square feet of space, with the second housing the audio conferencing operator complex and sales organizations within its 6,122 square feet. The Springville lease began in 2003 and has a term of five years. The Springville offices can accommodate up to 100 employees and are fully equipped with up-to-date computer equipment. This facility also provides a fully redundant co-location and server facility for all audio conferencing services and all hosted Web conferencing services.

         The Company began operations in March of 1998. Its formation included the simultaneous rollup of fifty private businesses and an initial public offering. The Company's initial goals included providing training enhancement services over the Internet using a browser based system. In 2002 the Company began shifting its focus away from that legacy business, turning toward its current focus of Web conferencing and audio conferencing. The Company changed its name to iLinc Communications, Inc. in February 2004.

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended September 30, 2005 and 2004.

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

2.       BASIS OF PRESENTATION

         The Company's condensed consolidated financial statements have been prepared on a basis which assumes that it will continue as a going concern and which contemplates the realization of its assets and the satisfaction of its liabilities and commitments in the normal course of business. The Company has a significant working capital deficiency and has suffered substantial recurring losses and negative cash flows from operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters include continued development, marketing, and licensing of its Web conferencing and audio conferencing products and services through both internal growth from its sales efforts and external growth by acquisition. The Company has converted some of its debt into equity and intends to convert additional amounts of its debt into equity that would lessen the burden of principal repayment and reduce interest expense. In combination with debt reductions through conversion to equity, the Company may raise additional capital through a combination of equity financings or debt financings. A portion of the Company's plans to address cash flow includes reductions in overhead or the negotiation of payables acquired from previous acquisitions. Although management continues to pursue these plans, there is no assurance that the Company will be successful. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

         During the year ended March 31, 2004, the Company discontinued its legacy practice management services segment. Accordingly, the Company has reflected these operations as discontinued and has reclassified the prior year consolidated financial statements to conform to such presentation. Discontinued operations are discussed further in Note 12.

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

STOCK-BASED COMPENSATION AND RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT TO SFAS NO. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS No. 123 and accordingly, the implementation of SFAS No. 148 did not have a material effect on the Company's condensed Consolidated financial position or results of operations.

         In December 2004, FASB issued SFAS No. 123R, SHARE-BASED PAYMENT. Under SFAS 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after April 1, 2006 and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in its first quarter of fiscal 2007 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company is currently assessing the impact of SFAS 123R on its share-based compensation programs, however, it expects that the requirement to expense stock options and other equity interests that have been or will be granted to employees will increase its operating expenses and result in lower earnings per share.

         The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                     2005                2004
                                                 -------------     -------------
          Risk free interest rate                3.89% - 4.30%     4.24% - 4.71%
          Dividend yield                              0%                 0%
          Volatility factors of the expected
             market price of the Company's
             common stock                          67% - 89%         89% - 194%
          Weighted-average expected life of
             Options                               10 years           10 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                --------------------      --------------------
                                                                 2005         2004         2005         2004
                                                                -------      -------      -------      -------
Net loss available to common shareholders, as reported ....     $  (602)     $(1,828)     $(1,512)     $(3,313)

Plus: Stock-based employee compensation expense
   included in reported net loss ..........................          10           10           20           20
Less: Total stock-based employee compensation expense
   determined using fair value based method ...............         (46)        (112)        (107)        (180)
                                                                -------      -------      -------      -------
Pro forma net loss ........................................     $  (638)     $(1,930)     $(1,599)     $(3,473)
                                                                =======      =======      =======      =======

Loss per share:
Basic and diluted - as reported ...........................     $ (0.02)     $ (0.08)     $ (0.06)     $ (0.15)
                                                                =======      =======      =======      =======
Basic and diluted - pro forma .............................     $ (0.02)     $ (0.08)     $ (0.06)     $ (0.16)
                                                                =======      =======      =======      =======


RECLASSIFICATIONS

         Certain prior year balances in the condensed consolidated financial Statements have been reclassified to conform to the fiscal 2005 presentation.

4.       LOSS PER SHARE

         Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted loss per share is computed similar to basic loss per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the six months ending September 30, 2005 and 2004, options and warrants to purchase 5,536,893 and 10,209,474 shares of common stock, respectively, were excluded from the computation of diluted loss per share because of their anti-dilutive effect. Additionally, for the six months ending September 30, 2005 and 2004, Series A and Series B preferred stock and debt convertible into 10,450,000 and 8,175,000 shares of common stock, respectively, were excluded from the computation of diluted loss per share because inclusion of such would be antidilutive. Furthermore, a restricted stock grant issued in 2001 under the

Company's stock compensation plan of 450,000 shares has been excluded from the earnings per share calculations since the Restricted Stock Grant is not vested. Lastly, shares of its common stock currently not reflected as issued and outstanding totaling 704,839, relating to the Glyphics acquisition held in escrow pending determination of the performance requirement and indemnity claims
- (see Note 11) and 500,000 relating to the Quisic acquisition held in escrow pending determination of indemnity claims have been excluded from the computation of earnings per share.

5.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:

                                                          SEPTEMBER      MARCH
                                                          30, 2005      31, 2005
                                                       -------------  ----------
                                                                      (AUDITED)
                                                            (IN THOUSANDS)

         Goodwill...................................   $      11,144  $   10,797
                                                       =============  ==========

         The changes in the carrying amount of the goodwill for six months ended September 30, 2005 (IN THOUSANDS):

         Balance, March 31, 2005.................................    $  10,797
            Mentergy acquisition, royalty accrual................          338
            Glyphics acquisition.................................            9
                                                                     ---------
         Balance, September 30, 2005.............................    $  11,144
                                                                     =========

         Intangible assets consisted of the following:



                                                 -----------------------------------------------------------
                                                                         SEPTEMBER 30, 2005
                                                 -----------------------------------------------------------
                                                   WEIGHTED
                                                    AVERAGE
                                                   REMAINING   GROSS CARRYING      ACCUMULATED
                                                     LIVES         AMOUNT         AMORTIZATION        NET
                                                 -----------------------------------------------------------
                                                    (YEARS)                      (IN THOUSANDS)
         AMORTIZED INTANGIBLE ASSETS:

            Deferred financing costs......             5.52        $ 1,144           $  (415)        $   729

            Purchased software ...........             1.62          1,481            (1,020)            461

            Customer relationships .......             4.67          1,230              (298)            932
                                                                   -----------------------------------------
                                                                   $ 3,855           $(1,733)        $ 2,122
                                                                   =========================================

                                                 -----------------------------------------------------------
                                                                       MARCH 31, 2005 (AUDITED)
                                                 -----------------------------------------------------------
                                                   WEIGHTED
                                                    AVERAGE
                                                   REMAINING   GROSS CARRYING      ACCUMULATED
                                                     LIVES         AMOUNT         AMORTIZATION        NET
                                                 -----------------------------------------------------------
                                                    (YEARS)                      (IN THOUSANDS)
         AMORTIZED INTANGIBLE ASSETS:

            Deferred financing costs .....             5.84        $ 1,113           $  (329)        $   784

            Purchased software ...........             1.92          1,481              (792)            689

            Customer relationships .......             4.46          1,230              (199)          1,031
                                                                   -----------------------------------------
                                                                   $ 3,824           $(1,320)        $ 2,504
                                                                   =========================================

6.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following;

                                                                SEPTEMBER 30,  MARCH 31,
                                                                     2005        2005
                                                                ------------   ----------
                                                                                (AUDITED)
                                                                      (IN THOUSANDS)
         Accrued state sales tax............................... $        181   $      119
         Accrued interest......................................          338          241
         Amounts related to acquisitions.......................          307          765
         Accrued salaries and related benefits.................          310          422
         Royalty payable to third party providers..............        1,259        1,000
         Amount payable to subcontractors......................           --           59
         Deferred rent liability...............................           40           54
         Liabilities from discontinued operations..............          223          263
         Other.................................................           34           37
                                                                ------------   ----------
            Total accounts payable and accrued liabilities..... $      2,692   $    2,960
                                                                ============   ==========

7.       LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                          SEPTEMBER        MARCH 31,
                                                                           30, 2005          2005
                                                                         -----------      -----------
                                                                                          (AUDITED)
                                                                                (IN THOUSANDS)
                                                                         -----------      -----------
         2002 Convertible redeemable unsecured subordinated notes......  $     5,100      $     5,625
         2004 Senior unsecured promissory notes .......................        2,962            3,187
         1998 IPO unsecured notes payable .............................          234              282
         Other unsecured notes ........................................          506              613
                                                                         -----------      -----------
                                                                               8,802            9,707

         Less: Current portion of long-term debt ......................         (734)            (885)
                  Discount ............................................       (1,066)          (1,349)
                  Beneficial conversion feature .......................         (648)            (771)
                                                                         -----------      -----------
         Long-term debt, net of current portion .......................  $     6,354      $     6,702
                                                                         ===========      ===========


         In March 2002, the Company completed a private placement offering (the "2002 Convertible Note Offering") that provided gross proceeds of $5,775,000. Under the terms of the 2002 Convertible Note Offering, the Company issued notes and warrants to purchase 5,775,000 shares of the Company's common stock. These notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The note holders may convert their principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force conversion of these notes into shares of the Company's common stock at the fixed conversion price of $1.00, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are unsecured and subordinated to any present or future indebtedness without consent of the holder. Those warrants expired on March 29, 2005 without exercise. The exercise price of the warrants was $3.00 per share. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000, which is being amortized as a component of interest expense of unsecured convertible redeemable subordinated notes over the ten-year term of the notes. Since the carrying value of the notes was less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized as interest expense over the ten year term of the notes. Upon conversion of a note, any remaining discount associated with the beneficial conversion feature of the converted notes will be expensed in full at the time of conversion. The common stock underlying these notes was registered with the SEC and may be sold if converted into common stock pursuant to a resale prospectus dated May 24, 2004. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 shares of the Company's common stock at a price of $1.00 per share. Since April 1, 2005 holders with a principal balance of

$525,000 have converted their notes and $7,652 of accrued interest into 1,971,088 shares of the Company's common stock at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the period ending September 30, 2005.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended September 30, 2005.

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes were originally due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the noteholders agreed to extend the maturity date and accept installment payments that are due during the year ended March 31, 2006. The outstanding principal balance on these notes is $234,000 as of September 30, 2005. The Company has agreed to make installment payments totaling $233,885. As of September 30, 2005, the Company owed installment payments of $138,288 on those IPO Notes, with no claims of default by the holders of the IPO notes, other than RTT Investments.

         In connection with the Company's acquisition of Glyphics Communications, the Company assumed $753,000 in loan obligations and the unpaid balance of $506,000 is due within this fiscal year and is included in short term debt. The rates of interest on these notes range from 6.0% to 8.25% per annum. In June 2005, the Company extended the payment terms on one loan with a principal balance of $138,000 through September 30, 2005. The balance of the loan at September 30, 2005 was $56,000 and was paid on October 4, 2005. The loan was guaranteed by Gary Moulton, the Company's senior vice president of audio services, as well as a shareholder of the Company, both of whom were formerly owners of Glyphics. In January 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares with an exercise price of $0.55. The warrant expires in January 2007. The fair value of the warrant of $8,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 72%, dividend yield of 0%, and a risk-free rate of 3.1%. In June 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares to the Glyphics shareholder with an exercise price of $0.32. The warrant expires in June 2007. The fair value of the warrant of $6,500 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 71%, dividend yield of 0%, and a risk-free rate of 3.6%.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to September 30, 2005 were as follows (IN THOUSANDS):

         Fiscal Year                                                 Amount
         -----------                                               -----------

         2006....................................................  $       734
         2007....................................................        2,968
         2008....................................................           --
         2009....................................................           --
         2010....................................................           --
         Thereafter..............................................        5,100
                                                                   -----------
                                                                   $     8,802
                                                                   ===========


8.       INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company disclosed no tax benefit on its Condensed Consolidated Statement of Operations during the six months ended September 30, 2005 or 2004 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its Web conferencing and audio conferencing business. At September 30, 2005 and March 31, 2005, the Company has net deferred tax assets of $12.3 million and $11.7 million, respectively, with corresponding valuation allowances. The Company's tax assets are scheduled to expire over a period of five to thirteen years.

9.       STOCK OPTION PLANS AND WARRANTS

         The Company grants stock options under its Stock Compensation Plan (the "Plan"). On August 19, 2005, shareholders voted to increase the number of authorized shares available for issue under the Plan to 5,500,000. The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. Additional Pro Forma disclosures as if the Company recognized stock-based compensation at the fair value of the options are presented below. The Compensation Committee of the Board of Directors is authorized to issue shares of common stock to officers and employees in the form of restricted stock awards, incentive stock options and nonqualified stock options.

         There were 2,700,774 options granted under the Plan, at September 30, 2005. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

         Following is a summary of the status of the Company's stock options as of September 30, 2005:

                                                                                 WEIGHTED
                                                                NUMBER OF        AVERAGE    WEIGHTED AVERAGE
                                                            SHARES UNDERLYING    EXERCISE    FAIR-VALUE OF
                                                                 OPTIONS          PRICES    OPTIONS GRANTED
                                                            -----------------   ---------   ----------------
          Outstanding at March 31, 2005...................          2,438,018   $    1.32
          Granted.........................................            772,500        0.29   $           0.19
                                                                                            ================
          Exercised.......................................                 --          --
          Forfeited.......................................           (509,744)       1.14
          Expired.........................................                 --          --
                                                            -----------------   ---------
          Outstanding at September 30, 2005...............          2,700,774   $    1.06
                                                            =================   =========





                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            --------------------------------------------------------  --------------------------
                                             WEIGHTED                                                  WEIGHTED
                                             AVERAGE          WEIGHTED AVERAGE                         AVERAGE
                              NUMBER OF      EXERCISE      REMAINING CONTRACTUAL       NUMBER OF       EXERCISE
       EXERCISE PRICE          SHARES         PRICE             LIFE (YEARS)             SHARES         PRICE
    ----------------------  -------------- ------------- ---------------------------  -------------  -----------

    $0.01   -   $0.99         2,075,348       $0.50               7.64                  1,300,529      $   0.56
    $1.00   -   $1.99           104,125       $1.61               5.28                     94,563      $   1.67
    $2.00   -   $2.99           430,000       $2.22               3.77                    430,000      $   2.22
    $3.00   -   $8.50            91,301       $7.69               2.90                     91,301      $   7.69
                            --------------                                             -------------
                              2,700,774                                                 1,916,393
                            ==============                                             =============

         In December 2001, the Company, under the initiative of the Compensation
Committee with the approval of the Board of Directors, issued its Chief
Executive Officer an incentive stock grant under the Company's stock compensation plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the chief executive officer. The shares fully vest after 10 years from the date of grant. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The vesting of the incentive shares accelerates based on the Company's share price as follows:

                                    PERFORMANCE CRITERIA                                     SHARES VESTED
       -------------------------------------------------------------------------    -------------------------
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

WARRANTS


         The following table summarizes information about stock purchase warrants outstanding at September 30, 2005:

                                         WARRANTS OUTSTANDING                      WARRANTS EXERCISABLE
                          ---------------------------------------------------  ------------------------------
                                             WEIGHTED                                                  WEIGHTED
                                             AVERAGE          WEIGHTED AVERAGE                         AVERAGE
                              NUMBER OF      EXERCISE      REMAINING CONTRACTUAL       NUMBER OF       EXERCISE
       EXERCISE PRICE          SHARES         PRICE             LIFE (YEARS)             SHARES         PRICE
    ----------------------  -------------- ------------- ---------------------------  -------------  -----------
     $   0.32  -$   0.32       50,000         $  0.32             1.69                    50,000      $   0.32
     $   0.40  -$   0.40      250,000         $  0.40             1.13                   250,000      $   0.40
     $   0.42  -$   0.42      543,182         $  0.42             5.89                   543,182      $   0.42
     $   0.44  -$   0.44      132,972         $  0.44             5.95                   132,972      $   0.44
     $   0.50  -$   0.50      725,000         $  0.50             2.91                   725,000      $   0.50
     $   0.55  -$   0.55       50,000         $  0.55             1.26                    50,000      $   0.55
     $   0.78  -$   0.78      163,455         $  0.78             1.55                   163,455      $   0.78
     $   1.50  -$   1.50      921,510         $  1.50             1.89                   921,510      $   1.50
                            --------------                                            -------------
                            2,836,119                                                  2,836,119
                            ==============                                            =============


         On November 19, 2003, the Company issued a warrant to purchase 250,000 shares of common stock to an advisor of the Company in exchange for certain advisory and consulting services pursuant to a written advisory agreement that will be provided to the Company over a three-year contractual period. The warrants are exercisable for shares of the Company's common stock at a price of $0.40. The warrants were originally valued using the Black-Scholes model to calculate a fair value of $0.73 per share at March 31, 2004. A portion of the fair value of the warrants totaling $20,000 was expensed during fiscal 2004, with the remaining value of the warrants totaling $90,000 expensed during fiscal 2005.

10.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 14 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2005. During the six-month period ended September 30, 2005, the following changes occurred with respect to certain of the Company's commitments and contingencies:

ROYALTY AGREEMENTS

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment that is due upon collection of cash received from the sales of its Web conferencing software. The royalty earn-out was originally equal to 20% for all revenues collected from the sale of that Web conferencing software over a three-year period beginning November 4, 2002, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount being $5,000,000. After negotiating a settlement with one of the original participants in the Mentergy transaction during fiscal 2005, the royalty has been reduced to 18.7%. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF 95-8: ACCOUNTING FOR CONTINGENT CONSIDERATION PAID TO THE SHAREHOLDERS OF AN ACQUIRED ENTERPRISE IN A PURCHASE BUSINESS COMBINATION at the time such amounts are accrued as revenue. The Company has accrued potential Mentergy royalties totaling $1,201,000 and $872,000 as of September 30, 2005 and March 31, 2005, respectively (the "Royalty Accrual Amount"). The royalty has been calculated on the accrual basis for consistency with the Company's revenue recognition policies, while the obligation that will be ultimately paid to Mentergy will be based upon collected revenue and not accrual revenue. The royalty agreement term ends on November 4, 2005. The Company will reduce the amount of the Royalty Accrual Amount by the amount of receivables outstanding on November 4, 2005, and expects to further reduce the Royalty Accrual Amount by any refunds, bad debt or other offsets to accrued revenue through the termination date of the royalty agreement. As of the date of this report, the Company owes an estimated $1.1 million using the cash basis provided in the Royalty Agreement. On October 10, 2005, Mentergy and the Company executed a payment agreement that provides, notwithstanding the termination of the royalty accrual, negotiated payment terms that would require an initial payment of $100,000 within 15 days of approval of the agreement followed by 12 level installment payments of $76,212 plus interest per month and a balloon payment for the entire remaining balance due on November 15, 2006, but with the accrual of additional royalties terminating as originally intended on November 4, 2005.

LITIGATION

         On June 14, 2002, the Company acquired the assets of Quisic. Subsequently, on November 4, 2002, two former employees of Quisic (Mr. Weathersby their former CEO and Mr. Alper their former CIO), filed a lawsuit in the Superior Court of the State of California styled George B. Weathersby, et al. vs. Quisic, et al. claiming damages against Quisic and the Board of Directors of Quisic arising from their employment termination by the Quisic Board. The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. Through arbitration, the claims of Alper against all of the defendants were dismissed. The Company only acquired certain assets of Quisic in an asset purchase transaction. Based upon the facts and circumstances known, the Company believes that the plaintiffs' claims are without merit, and furthermore, that the Company is not the successor of Quisic, and therefore the Company intends to vigorously defend this aspect of the lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur that awarded large sums to the Plaintiff against defendant Quisic, and then the court determined that the Company is a successor to Quisic, then the impact is likely to be material to the Company. The claims by Mr. Weathersby against Quisic remain with the trial proceeding in the discovery phase.

         On August 12, 2005, John Thayer d/b/a RTT Investments, an IPO note holder, filed a lawsuit to collect on that IPO note and subsequent modification agreement. Mr. Thayer alleges default of the note among other claims. Mr. Thayer is seeking payment of the note in the amount of $68,250. The Company believes that the plaintiff's note collection claim may be valid, but is subject to defense or offset and that the remaining claims are without merit and intends to vigorously defend the suit. The Company continues to accrue interest at the rate provided in the RTT Investments IPO note and the note obligation remains as an accrued liability of the Company as of the date of this report.

11.      BUSINESS COMBINATIONS

GLYPHICS CORPORATION

         The Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, a Utah based, private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price of $5.229 million was based on a multiple of the Glyphics' 2003 annual audio conferencing business revenues (as defined in the asset purchase agreement). The purchase price was paid with the assumption of specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share. In exchange for the assets received, the Company assumed $2.466 million in debt and issued
2.8 million shares of its common stock at the date of acquisition. An additional 704,839 shares of the Company's common stock is currently being held in escrow and is subject to the claims of the Company for: (a) shortfalls in the audited audio conferencing revenues earned by the Company as compared to the audited audio conferencing business revenues of Glyphics, (b) the representations and warranties made by Glyphics' and its shareholders in the asset purchase agreement, and (c) the amount if any that the liabilities accrued or paid by the Company are in excess of those specifically scheduled and assumed as part of the asset purchase agreement. Those contingent escrow shares are contractually required to be returned to the Company by the escrow agent in the event that those revenue performance targets and contingent liability requirements are not achieved. As of March 31, 2005, the Company had accrued certain liabilities in excess of those scheduled and therefore, will be making a claim against those escrow shares, but the performance revenue target had been met. The shares were registered with the SEC pursuant to a resale prospectus dated August 2, 2005.

         The purchase price recorded was calculated as follows:

                                                                         AMOUNT
                                                                       ---------
       Issuance of iLinc's common stock (valued at $0.98 per share
               Using the five day average closing price) ............  $   2,763
       Assumed liabilities...........................................      2,466
                                                                       ---------
          Total purchase price.......................................  $   5,229
                                                                       =========

         The purchase price may change due to the ultimate resolution of purchase agreement contingencies and the potential recoveries against the shares held in escrow, if any. At September 30, 2005, the Company believes it will recover approximately 369,000 shares held in escrow due to the assumption of additional liabilities of $351,000 greater than scheduled in the purchase agreement.

         The total purchase price was allocated to assets acquired, in accordance with SFAS No. 141 BUSINESS COMBINATIONS, based upon estimated fair market values as determined by an appraisal report obtained from an independent appraisal firm. The excess purchase price over the estimated fair market value of the tangible and intangible assets acquired was allocated to goodwill. As this transaction is intended to qualify as a tax-free acquisition, the tax bases of the acquired assets remain unchanged. As a result, a deferred tax liability of $1,132,000 has been established in an amount equal to the Company's statutory tax rate multiplied by the difference between the allocated book value of acquired non-goodwill assets and the tax bases of those assets. This increase to deferred tax liability resulted in a corresponding increase to the acquired goodwill. However, due to the presence of a valuation allowance against the net deferred tax asset, a second entry was then recorded to report the impact of the necessary decrease to the valuation allowance, with the offset being a reduction in acquired goodwill. The purchase price may change due to the ultimate resolution of charges against the escrow account, if any. The net result of these entries was to increase the deferred tax liability and decrease the valuation allowance by the same amount.

          The purchase price of Glyphics has been allocated as follows:

                                                                  PURCHASE
                                                              PRICE ALLOCATION
                                                              -----------------
                                                               (IN THOUSANDS)
         Current assets.................................      $             618
         Property and equipment.........................                  1,609
         Goodwill ......................................                    998
         Identifiable intangible assets ................                  2,004
         Current liabilities............................                 (1,356)
         Notes payable..................................                   (753)
         Capital leases.................................                   (357)
         Common stock...................................                     (3)
         Additional paid-in capital.....................                 (2,760)
                                                              -----------------
         Total                                                $              --
                                                              =================

         Operating results of Glyphics are included in the accompanying statement of operations for the six-month period ending September 30, 2005 and for the six-month period ending September 30, 2004. The following unaudited pro forma summary of condensed financial information presents the Company's combined results of operations as if the acquisition of Glyphics had occurred at the beginning of the six months ended September 30, 2004, after including the impact of certain adjustments including: (i) elimination of sales between the two companies and (ii) increase in amortization of the identifiable intangible assets and an increase in depreciation expense recorded as part of the acquisition.

                                                                   SIX MONTHS
                                                                ENDED SEPTEMBER
                                                                    30, 2004
                                                                ----------------
                                                                   PRO FORMA
                                                                 (IN THOUSANDS,
                                                                EXCEPT PER SHARE
                                                                     DATA)
         Revenues............................................   $       5,297
         Loss from continuing operations.....................   $      (2,450)
         Net loss from continuing operations.................   $      (3,499)

         Loss per basic and diluted share from
              continuing operations..........................           (0.15)

         Weighted average shares outstanding:
          Basic and diluted..................................          23,154

         The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the combination occurred at the beginning of the periods presented or the results of operations that may be obtained in the future.

12.      DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its practice management services segment. In accordance with SFAS 144 ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS, the Company has restated its historical results to reflect its practice management service business segment as a discontinued operation.

         A summary of the results from discontinued operations for the six months ending September 30, 2005 and 2004 are as follows:

                                                      Three months ended September     Six months ended September
                                                                  30,                               30,
                                                          2005            2004             2005            2004
                                                     ------------    -------------    -------------    -----------
                                                             (IN THOUSANDS)                 (IN THOUSANDS)
Net revenue........................................  $      --        $         --    $          --    $        --

Operating expenses                                         (5)                  --              (12)            --
Income from operations.............................         5                   --               12             --
                                                     ------------    -------------    -------------    -----------
Tax expense........................................            --               --               --             --
                                                     ------------    -------------    -------------    -----------
Net income from discontinued operations............  $          5    $          --    $          12    $        --
                                                     ============    =============    =============    ===========


         There were no assets related to the Company's discontinued operations on the books that were not fully reserved as of September 30, 2005. Liabilities of $223,000 and $263,000 related to discontinued operations were included in Accounts Payable and Accrued Liabilities at September 30, 2005 and March 31, 2005, respectively.

13.      CAPITAL RAISE ACTIVITIES

         On September 30, 2005, the Company executed definitive agreements with nine investors to issue 70,000 unregistered shares of its Series B Preferred Stock, par value $0.001 (the "Preferred Stock") and warrants to purchase 700,000 shares of its common stock (the "Warrants") in a private transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. Of the total Preferred Stock issued, 15,000 shares of Preferred Stock with Warrants to purchase 150,000 shares of common stock were issued to four individuals in exchange for their cash investment of $150,000; 15,000 shares of Preferred Stock with Warrants to purchase 150,000 shares of common stock were issued to two vendors in exchange for an offset of their accounts payable balance in the amount of $150,000; and 40,000 shares of Preferred Stock with Warrants to purchase 400,000 shares of common stock (effective August 29, 2005 as previously disclosed on Form 8-K dated September 2, 2005) were issued to three institutional investors in exchange for the offset of accrued liabilities in the amount of $400,000 that arose from the Quisic acquisition. The Company recorded a gain in debt conversion of $50,000 associated with this transaction. The Preferred Stock bears an 8% dividend, was sold using a deemed $10.00 per share issue price, and is convertible into 2,800,000 shares of the Company's common stock using a conversion price of $0.25 per share. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on the third anniversary of the issue date of September 30, 2005.

14.      RELATED PARTY TRANSACTIONS

         On July 21, 2005, James L. Dunn, Jr., the Company's CFO, purchased a note from one of the IPO Note holders. The note had a principal balance of $8,375 and was purchased at a discount. Mr. Dunn extended the term of the note that was then due until April 1, 2006. On September 30, 2005, the father of James L. Dunn Jr. invested in the Company's Series B Preferred Stock Offering and acquired 2,500 shares of iLinc Communications' Series B Preferred Stock and a Warrant to purchase 25,000 shares of the Company's common stock. The warrant is exercisable immediately at an exercise price of $0.50 and expires on September 30, 2008. Mr. Dunn has no direct and beneficial interest in his father's investment.

         On July 31, 2005, the Company exchanged a convertible promissory note that had been issued in March of 2002 to Peldawn, LLC, of which Mr. Dan Robinson, a member of the Company's Board of Directors, is a partner. The note had an original principal balance of $25,000 and was originally convertible at $1.00 per share. As part of the Company's plan to decrease debt and increase shareholders' equity, in combination with holders of $525,000 principal balance of like debt, the note including principal and accrued interest was exchanged using a price of $0.30 per share into 84,183 shares of the Company's common stock, the Conversion price was above the fair market value of the Company's common stock on the date of conversion and was on the same terms as like holders.

         On August 16, 2005, Dr. James Powers, the Company's CEO, and his wife, exchanged convertible promissory notes that had been issued in March 2002. The notes had an original balance of $50,000 and were originally convertible at $1.00 per share. As part of the Company's plan to decrease debt and increase shareholders' equity, in combination with holders of $525,000 principal balance of like debt, the notes were converted at a price of $0.26 per share into 192,308 shares of the Company's common stock. The conversion price was above the market value of the Company's common stock on the date of the conversion and was on the same terms as like holders.

       On September 30, 2005, Mr. Kent Petzold, a member of the Company's Board of Directors, invested in the Company's Series B Preferred Stock offering and acquired 5,000 shares of iLinc Communications Series B Preferred Stock and a Warrant exercisable for 50,000 shares of the Company's common stock. Mr. Petzold paid $50,000 in the aggregate for such securities on the same terms as all other investors in the offering. The Warrant is immediately exercisable at an exercise price of $0.50 and expires on September 30, 2008.

15.      SUBSEQUENT EVENTS

         On October 4, 2005, the Company paid in full a note payable to Zions Bank with a principal balance of $56,000 outstanding at September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q THAT INVOLVE WORDS LIKE "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE ARE STATEMENTS THAT RELATE TO FUTURE PERIODS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS AS TO OUR ABILITY TO: SELL OUR PRODUCTS AND SERVICES; IMPROVE THE QUALITY OF OUR SOFTWARE; DERIVE OVERALL BENEFITS OF OUR PRODUCTS AND SERVICES; INTRODUCE NEW PRODUCTS AND VERSIONS OF OUR EXISTING PRODUCTS; SUSTAIN AND INCREASE REVENUE; INTEGRATE CURRENT AND EMERGING TECHNOLOGIES; CONTROL OUR EXPENSES; CONTROL CHANGES IN OUR CUSTOMER BASE; CONTROL CHANGES IN OUR EMPLOYEE HEADCOUNT; MANAGE LIQUIDITY AND CAPITAL RESOURCES; REALIZE POSITIVE CASH FLOW FROM OPERATIONS; OR REALIZE NET EARNINGS.

         SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, OUR DEPENDENCE ON OUR PRODUCTS OR SERVICES, MARKET DEMAND FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND CHANNEL PARTNERS, OUR ABILITY TO EXPAND OUR TECHNOLOGICAL INFRASTRUCTURE TO MEET THE DEMAND FROM OUR CUSTOMERS, OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED EMPLOYEES, THE ABILITY OF CHANNEL PARTNERS TO SUCCESSFULLY RESELL OUR PRODUCTS, THE STATUS OF THE OVERALL ECONOMY, THE STRENGTH OF COMPETITIVE OFFERINGS, THE PRICING PRESSURES CREATED BY MARKET FORCES, AND THE OTHER RISKS DISCUSSED HEREIN (SEE ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, TO REFLECT ANY CHANGE IN OUR EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS REPORT AND IN OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS. OUR REPORTS ARE AVAILABLE FREE OF CHARGE AS SOON AS REASONABLY PRACTICABLE AFTER SUCH MATERIAL IS ELECTRONICALLY FILED WITH THE SEC AND MAY BE OBTAINED EITHER FROM THE SEC AT THEIR WEB SITE LOCATED AT WWW.SEC.GOV, OR THROUGH OUR WEB SITE LOCATED AT WWW.ILINC.COM.

OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide reliable, and cost-effective tools for remote instruction, presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 7.7. Our customers may choose from several different pricing options for the iLinc Suite, and may receive our products on a stand-alone basis or integrated with one or a number of our other award-winning products, depending upon their needs. Uses of the iLinc Suite include online instruction, business meetings, sales presentations, employee training sessions, product demonstrations, and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. We market our products using a direct sales force and a distribution channel consisting of agents and value added resellers. We allow customers to choose between purchasing a perpetual license or subscribing to a term license to our products, providing for flexibility in pricing and payment methods.

PRODUCTS AND SERVICES

WEB CONFERENCING AND WEB COLLABORATION

         The iLinc Suite is a four-product suite of software that addresses the four most common business collaboration needs.

         LearnLinc is an Internet-based software that is designed for training and education of remote students. With LearnLinc, instructors and students can collaborate and learn remotely providing an enhanced learning environment that replicates and surpasses traditional instructor-led classes. Instructors can create courses and classes, add varied agenda items, enroll students, deliver live instruction, and deliver content that includes audio, video, and interactive multimedia. In combination with TestLinc, LearnLinc permits users to administer comprehensive tests, organize multiple simultaneous breakout sessions, and record, edit, play back, and archive entire sessions for future use.

         MeetingLinc is an online collaboration software designed to facilitate the sharing of documents, PowerPoint(TM) presentations, graphics, and applications between meeting participants without leaving their desks. MeetingLinc allows business professionals, government employees, and educators to communicate more effectively and economically through interactive online meetings using Voice-over IP technology to avoid the expense of travel and long distance charges. MeetingLinc allows remote participants to: give presentations, demonstrate their products and services, annotate on virtual whiteboards, edit documents simultaneously, and take meeting participants on a Web tour. Like all of the Web collaboration products in the Suite, MeetingLinc includes integrated voice and video conferencing services.

         ConferenceLinc is a presentation software designed to deliver the message in a one-to-many format providing professional management of Web conferencing events. ConferenceLinc manages events such as earning announcements, press briefings, new product announcements, corporate internal mass communications and external marketing events. ConferenceLinc is built on the MeetingLinc software platform and code to combine the best interactive features with an easy-to-use interface providing meaningful and measurable results to presenters and participants alike. Its design includes features that take the hassle out of planning and supporting a hosted Web seminar. ConferenceLinc includes automatic email invitations, "one-click join" capabilities, online confirmations, update notifications, and customized attendee registration. With ConferenceLinc, presenters may not only present content, but may also gain audience feedback using real-time polling, live chat, question and answer sessions, and post-event assessments. The entire presentation is easily recordable for viewing offline and review after the show with the recorder capturing the content and the audio, video, and participant feedback.

         SupportLinc is an online technical support and customer sales support software designed to give customer service organizations the ability to provide remote hands-on support for products, systems, or software applications. SupportLinc manages the support call volume and enhances the effectiveness of traditional telephone-based customer support systems. SupportLinc's custom interface is designed to be simple to use so as to improve the interaction and level of support for both customers and their technical support agents.

         Our Web collaboration software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on an annual basis on either a per seat or per minute basis (the "ASP Model"). Should they choose to acquire the software using the Purchase Model, then they may either elect to host our software behind their own firewall or they may choose to have iLinc host it for them, depending upon their preferences, budget and IT capabilities. Customers who select the Purchase Model, whether hosted by iLinc or the customer, may also subscribe for ongoing customer support and maintenance services, using a support and maintenance contract with terms from one to five years. The maintenance and support fee charged is between 15% to 18% of the purchase license fee that is paid for the perpetual licenses and varies depending upon the length of the support agreement. If a customer chooses to have iLinc host their Purchase Model licenses, then the customer is charged a hosting fee equal to 10% of the purchase license fee that was paid for the perpetual license. Those customers who qualify for the iLinc Unlimited site license may subscribe to an unlimited use license. The initial iLinc Unlimited license fee is determined based upon the number of employees within the customer's organization. The annual maintenance and support fees and hosting fees associated with an iLinc Unlimited license are then based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Unlimited license agreement. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged.

         Customers choosing the ASP Model pay a per seat (concurrent connection) on either a per month or per year basis depending upon the length and term of the subscription agreement. Hosting and maintenance are included as a part of the monthly or annual rental fees. Customer may also obtain Web conferencing and audio conferencing on a per minute basis using the iLinc On-Demand product. Those choosing the iLinc On-Demand product pay on a monthly basis typically without contractual commitment.

AUDIO CONFERENCING

         Through our acquisition of Glyphics that was effective June 1, 2004, we now also deliver comprehensive audio conferencing solutions that help businesses provide virtual meetings, corporate events, distance learning programs, and daily conference calls. Our audio conferencing offering includes a wide array of products:

         o AUDIO ON-DEMAND (NO RESERVATIONS NEEDED): The pre-established calling accounts for each user through which you can create or participate in conference calls with no advance notice, 24/7;

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

OTHER PRODUCTS AND SERVICES

         In addition to the iLinc Suite of products and services, we offer to our customers an array of e-Learning and training products and services. We offer training software products that like iLinc, promote online collaboration with products that are integrated in the iLinc Suite. These products include:
TestLinc which is an assessment and quizzing tool that allows for formal testing and evaluation of students and i-Canvas which is a training content development software that allows non-technical training professionals to create Web-based training courses without needing specialized programming skills. i-Canvas is sold on an individual user perpetual license basis. We offer custom content development services through subcontractor relationships. We also offer a library of online courses that is an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College.

INDUSTRY TRENDS

         Industry analyst Frost and Sullivan in their recent World Web Conferencing Market report separates the Web Conferencing vendor community into distinct groups that include: service providers ("Service Providers")and software providers ("Software Providers"). The difference between Service Providers and Software Providers is that the Service Providers only offer Web conferencing as an ASP service or rental model basis. However, Software Providers offer Web conferencing as a solution that can be purchased and owned by customers (whether the software is installed internally by customers or hosted by the software provider). iLinc is one of the few top tier providers that effectively competes in both the Service Provider and Software Provider markets. While we also offer our iLinc Suite as an ASP or per minute service the predominate licensing arrangement selected by our customer base remains the Purchase Model, making us one of the leaders in the Software Provider market.

         Although our major competitors offer only a rental license as a Service Provider (including WebEx, Microsoft Live Meeting, and Raindance), the Web conferencing software market is the faster growing segment, representing about $227 million of the current Web conferencing market. A Frost and Sullivan forecast projects a 40% Compound Annual Growth Rate ("CAGR") between 2002 and 2010 (as compared with the service provider market which is projected to grow at a 22% CAGR for the same time period). The Software Provider market based upon its higher growth rate is expected to outgrow the Service Provider market by the end of 2009.

         As with many technologies that achieve mainstream success, the decision to purchase Web conferencing is shifting from individual departments to an organization-wide decision. Several factors are driving this shift, including the need for organizations to centralize on one vendor instead of having several different vendors for Web or audio conferencing services for different parts of the organization. The requirements of the overall organization are often distinctly different from the purchase requirements of a particular department, such as sales or marketing. To successfully sell to the market as it continues to mature, vendors need to be able to provide solutions that can scale and can meet customer needs at any point of their adoption cycle. Whether their specific organization is just beginning to use Web conferencing in one part of the organization or if they are ready to deploy an enterprise-wide solution, iLinc offers just that solution.

         Another important trend in the industry is the convergence of communication technologies such as audio and Web conferencing and the increase in demand for a single source for both of these capabilities. Frost and Sullivan has noted in a separate report on audio conferencing that the demand for integrated audio, Web, and video conferencing solutions continues to surge as end user needs for easy-to-use, single-source solutions swell. Developing and providing a truly converged user environment and experience, including the integration of audio, Web and video conferencing technologies is essential. With the addition of audio conferencing capabilities, we have been able to provide a single source for deeply integrated Web, audio, video as well as Voice-over IP. Increasingly, the option a vendor chooses for Web conferencing determines their selection for audio conferencing. iLinc has already made significant progress in selling audio conferencing to the iLinc customer base and we actively cross sell all of our products and services to all customers. We believe that another benefit of the integrated conferencing approach is customer retention. According to the same Frost and Sullivan report, when Web conferencing and audio conferencing are sold together as an integrated package there is a significant increase in retention of the audio conferencing service. We are continuing to create incentives for our audio customers to be both Web and audio customers to drive this retention.

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

         Fourth, our solution is SUITABLE AND SCALABLE FOR ENTERPRISE-WIDE DEPLOYMENT. The iLinc Suite contains four modes that address the most common needs for business collaboration within the enterprise. We offer virtual classroom software with our LearnLinc mode, presentation and sales demonstration capabilities with MeetingLinc, customer support with SupportLinc, and a mode for Web casts and marketing events with ConferenceLinc. Each of these modes shares a common interface enabling users of one mode to easily understand any of our other modes. This reduces the learning curve for Web conferencing enterprise-wide roll out and we believe increases adoption success. All users can have access to all four modes of the suite. This is an important differentiation because our competition typically charges separate licensing fees for the use of separate modes. Giving users access to the full suite supports the natural migration of Web conferencing usage from department to department. Each of the modes has functionality built specifically for a particular type of activity. The most comprehensive feature set is included in LearnLinc, which we believe to be one the best virtual classroom training tools on the market. Industry analyst Bersin and Associates recently noted LearnLinc was "The first virtual classroom technology ever developed and still a technology leader today" in its May 2005 study.

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

RESULTS OF OPERATIONS

         In June of 2004, we executed an agreement to acquire substantially all of the assets of and assume certain scheduled liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. (See
Note 11 above and Form 8-K/A on file related to the Glyphics transaction dated August 13, 2004.) See also "Additional Risk Factors That May Affect Our Operating Results and The Market Price of Our Common Stock."

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended September 30, 2005 and September 30, 2004 were $3.0 million and $2.7 million, respectively, an overall increase of $271,000. This increase was the result of an increase of $5,000 in license revenues and $291,000 in software and audio service revenues, combined with a decrease of $25,000 in service and maintenance revenue. The overall increase was primarily the result of the planned growth in audio services revenue from the Glyphics acquisition in the six months ended September 30, 2005 compared to the three months ended September

30, 2004, in combination with a small decrease in custom content development revenue. For the three months ended September 30, 2005 license revenues were 25%, software and audio service revenues were 57% and service and maintenance revenues were 18% of total revenues, as compared to 27% for license revenues, 52% for software and audio services revenues, and 21% for service and maintenance revenues for the same three months ended September 20, 2004. We expect license revenue to become a larger percentage of total revenues as total revenues increase given our focus on the software Purchase Model, with a proportionate increase in service and maintenance revenue.

         Total revenues generated from continuing operations for the six months ended September 30, 2005 and September 30, 2004 were $5.7 million and $4.7 million, respectively, an overall increase of $973,000. This increase was the result of a decrease of $362,000 in license revenues, an increase of $1.3 million in software and audio services in combination with an increase of $55,000 in service and maintenance revenues. The overall increase was primarily the result of the inclusion of audio services revenue from the Glyphics acquisition for the full six months ended September 30, 2005 compared to four months of audio services revenue in the six months ended September 30, 2004. For the six months ended September 30, 2005 license revenues were 22%, software and audio service revenues were 60% and service and maintenance revenues were 18% of total revenues, as compared to 35% for license revenues, 45% for software and audio services revenues, and 20% for service and maintenance revenues for the same six months ended September 20, 2004. These changes in product mix were primarily due to the inclusion of a full six months of software and audio conferencing revenues resulting from the Glyphics acquisition.

COST OF REVENUES FROM CONTINUING OPERATIONS

         The cost of license revenue varies and is a function of the number of software licenses sold within the period. It consists primarily of royalty fees paid to third parties on sale of certain off-the-shelf products and the near negligible allocated costs for fulfillment and materials from the sale of the iLinc Suite of software on a Purchase Model basis. Cost of license revenues for the three months ended September 30, 2005 and September 30, 2004 was $0 and $37,000, respectively, a decrease of $37,000 that was due to a reduction in the number of off-the-shelf sales made and therefore a corresponding reduction in the royalty due from those sales. Cost of license revenues for the six months ended September 30, 2005 and September 30, 2004 was $32,000 and $79,000, respectively, a decrease of $47,000 that was due to a reduction in the number of off-the-shelf sales made and therefore a corresponding reduction in the royalty due from those sales. Cost of license revenue will remain a small fraction of license revenue because the remaining royalty due is associated only with our off-the-shelf courses.

         Cost of software and audio services revenue uses a fully allocated overhead method that includes an allocation of salaries and allocable expenses resulting from the delivery of our hosted Web conferencing services, salaries and allocable expenses resulting from the delivery of our audio services organization including telephone operators, allocated facilities costs, allocated technical support costs for support services, together with direct telecommunication expenses for long distance and local dial tone connectivity, and finally allocable depreciation and amortization expenses that are attributable to providing these services. Cost of software and audio services for the three months ended September 30, 2005 and September 30, 2004 was $796,000 and $1.1 million, respectively, a decrease of $300,000. This decrease was the result of savings in telecommunications and network costs of $169,000, a reduction in allocated depreciation expense of $22,000, a reduction in royalties to off-the-shelf providers of $46,000 and a decrease in personnel costs of $15,000. Additionally, as a part of the Glyphics acquisition, we recorded estimates of assumed liabilities that might necessitate payment to certain Glyphics vendors. After negotiation with certain of those Glyphics vendors we determined that those liabilities would not be realized and therefore the liabilities were eliminated and a corresponding reduction of the associated expense was recorded as a one-time reduction in costs. Therefore, approximately $225,000 of the reduction in cost of sales for the three months ended September 30, 2005 was as a result of this one-time liability elimination. Cost of software and audio services for the six months ended September 30, 2005 and September 30, 2004 was $1.9 million and $1.6 million, respectively, an increase of $259,000. This increase was the result of higher telecommunications and network costs, and higher personnel and depreciation expense as a result of including the Glyphics audio business for the full six months ended September 30, 2005 compared to four months in the six months ended September 30, 2004 in combination with a reduction in royalties to off-the-shelf providers of $119,000.

         Cost of maintenance and professional services revenue includes an allocation of technical support personnel and facilities costs allocable to those service revenues, consisting primarily of a portion of our facilities costs, communications and depreciation expense. The largest and most variable component of this cost is the percentage of revenue fee paid to our third party custom content subcontractor that provides custom content services that contribute to custom content revenue. This third party subcontractor cost varies directly with custom content revenue while the remaining portion of the cost of maintenance and professional service revenue remains relatively fixed. The cost of maintenance and professional services for the three months ended September 30, 2005 and September 30, 2004 was $185,000 and $269,000, respectively, a decrease of $84,000. The decrease was primarily the result of a change in the level of custom content services provided and the resulting percentage costs paid to that third party subcontractor. The cost of maintenance and professional services for the six months ended September 30, 2005 and September 30, 2004 was $298,000 and $382,000, respectively, a decrease of $84,000 that was primarily a change in the level of custom content services provided and the resulting percentage costs paid to that third party subcontractor.

         Amortization of acquired developed technology consists of amortization of software and identified intangible technology that was acquired in the Quisic, Mentergy and Glyphics acquisitions. Amortization of acquired technology for the three months ended September 30, 2005 and September 30, 2004 was $108,000 and $125,000, respectively, a decrease of $17,000. The decrease was related primarily to full and final amortization of the software associated with the Quisic acquisition in May of 2005. Amortization of acquired technology for the six months ended September 30, 2005 and September 30, 2004 was $227,000 and $202,000, respectively, an increase of $25,000 which was related primarily to the inclusion of amortization of the software associated with the Glyphics acquisition in June of 2004.

GROSS PROFIT MARGIN

         Gross profit from continuing operations for the three months ended September 30, 2005 and September 30, 2004 was $1.9 million and $1.2 million, respectively, an overall increase of $709,000. The increase was a result of an overall increase in total revenue of $271,000 and an overall decrease of $438,000 in total cost of sales. Gross profit from continuing operations for the six months ended September 30, 2005 and September 30, 2004 was $3.2 million and $2.4 million, respectively, an overall increase of $820,000. The increase was a result of an overall increase in total revenue of $973,000 and an overall increase of $153,000 in total cost of sales. We expect to see continuing gains in gross profit margin as a result of continued emphasis on the sale of the iLinc Suite on a Purchase License basis on both a concurrent seat and iLinc Unlimited site license basis. In any given period should custom content revenues rise then we would expect a proportional increase in the cost of maintenance and professional services and a corresponding decrease in gross profit margin which would not be an indication of the potential profitability of the core iLinc Web and audio conferencing business.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         In August, we announced the implementation of an organization-wide overhead reduction program. We began to see the savings in the September quarter that were a result of the implementation of that plan. We expect continued savings to be realized in the subsequent quarters from both this cost reduction program and our efforts with debt to equity conversions.

         Total operating expenses consist of research and development costs, sales and marketing expenses, and general and administrative expenses. We incurred total operating expenses from continuing operations for the three months ended September 30, 2005 and September 30, 2004 of $1.6 million and $2.6 million, respectively, a decrease of $969,000. The decrease was the result of that overhead reduction program providing overall savings of $64,000 in research and development costs, of $490,000 in sales and marketing expenses and $415,000 in general and administrative expenses.

         Research and development expenses represent expenses incurred in connection with the development of new software products, new software product versions and the development of other eLearning services. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocation and allocated depreciation and amortization expense. Research and development expenses from continuing operations for the three months ended September 30, 2005 and September 30, 2004 were $346,000 and $410,000, respectively, a decrease of $64,000. The decrease was a result of an overall decrease of $24,000 in salaries and benefits, a reduction of $10,000 in allocated telecommunication costs, a reduction of $16,000 in computer-related expenses, and a $21,000 reduction in allocated facility and depreciation costs that were the result of management's overall cost reduction program that was implemented in August of 2005. Research and development expenses from continuing operations for the six months ended September 30, 2005 and September 30, 2004 were $704,000 and $741,000, respectively, a decrease of $37,000. The slight decrease was a result of an overall increase of $62,000 in salaries and benefits from the addition of six months of operation from the Glyphics acquisition, an offsetting reduction of $47,000 in allocated telecommunication costs, a reduction of $14,000 in computer-related expenses, and an offsetting reduction of $33,000 in allocated facility and depreciation costs that were the result of management's overall cost reduction program that was implemented in August of 2005.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also includes allocated travel and entertainment costs, allocated advertising, and other marketing expenses. Sales and marketing expense from continuing operations for the three months ended September 30, 2005 and September 30, 2004 was $769,000 and $1.3 million, respectively, a decrease of $490,000. The decrease was a result of an overall decrease of $199,000 in salaries and benefits, a reduction of $188,000 in marketing expenditures, a reduction of $11,000 in consulting fees related to marketing efforts, a reduction of $29,000 in travel and entertainment costs and a reduction of $19,000 in general allocated costs like contract labor and recruiting of sales staff. This reduction in overall overhead is the direct result of management's cost reduction program that was implemented in August of 2005. We expect to see slight declines in the coming quarter but not as dramatic a decline as we continue to invest in sales and marketing activities that we hope will lead to like gains in license revenue and software and audio conferencing revenues. Sales and marketing expense from continuing operations for the six months ended September 30, 2005 and September 30, 2004 was $1.6 million and $2.3 million, respectively, a decrease of $727,000. The decrease was a result of an overall decrease of $324,000 in salaries and benefits, a reduction of $299,000 in marketing expenditures, a reduction of $41,000 in travel and entertainment costs and a reduction of $11,000 in general allocated costs like contract labor and recruiting of sales staff. The cost reductions over the six month period were primarily accomplished during the three month period ended September 30, 2005 as a part of our overall cost reduction program with the exception of marketing expenses which were reduced in the first half of the six month period ended September 30, 2005 as we focused on internal campaigns to existing customers and less on recruitment of new software license customers.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing, with the bulk of those general and administrative expenses comprised of executive salaries, rent and the costs associated with being a public company like accounting and legal costs. General and administrative expenses from continuing operations for the three months ended September 30, 2005 and September 30, 2004 were $489,000 and $904,000, respectively, a decrease of $415,000. This decrease included a decrease in salaries and benefits to executive and other administrative staff of $133,000, a decrease of $43,000 in recruiting fees, a decrease of $70,000 in accounting fees, a decrease in legal costs of $34,000, a decrease in investor relations expenses of $39,000, and a decrease in bad debt expenses of $67,000, partially offset by an increase in costs associated with premises of $32,000. This reduction in overall overhead is the direct result of management's overall cost reduction program that was implemented in August of 2005. We expect to see some additional expense reduction in the coming quarter but not as dramatic a decline as in this September quarter, since most of our general and administrative costs are fixed in nature and since we have implemented the bulk of the cost savings measures that are available to us at this level of revenue. General and administrative expenses from continuing operations for the six months ended September 30, 2005 and September 30, 2004 were $1.1 million and $1.6 million, respectively, a decrease of $490,000. This decrease included a decrease in salaries and benefits to executives and other administrative staff of $131,000, a decrease of $46,000 in recruiting fees, a decrease of $155,000 in accounting fees, a reduction in costs associated with premises of $149,000, a decrease in legal costs of $3,000, a decrease in investor relations expenses of $77,000, and an overall increase in bad debt expenses of $20,000 over the six month period. The cost reductions over the six month period were primarily accomplished during the three month period ended September 30, 2005 as a part of our overall cost reduction program, with the exception of accounting and investor relation expenses that were reduced as a result of changes in our outside auditor and investor relation programs in the first half of the six month period.

EARNINGS FROM OPERATIONS

         In August, we announced the implementation of an overall overhead reduction program. We began to see the savings that were a result of the implementation of that plan in the September quarter. As a result of that plan, we posted earnings from operations of $312,000 for the three months ended September 30, 2005 as compared to a loss from operations of $1.4 million for the three months ended September 30, 2004, a positive change of $1.7 million. This change was primarily the result of overall cost savings of $969,000 in operating expenses, with the contributions from reductions in cost of sales and increases due to gains in revenues of $271,000. As revenues continue to rise and our cost containment program continues to have an impact we expect continued improvement in earnings from operations. We posted a loss from operations for the six months ended September 30, 2005 and September 30, 2004 of $146,000 and $2.2 million, respectively, a positive change of $2.1 million. The cost reductions over the six-month period were primarily accomplished during the three-month period ended September 30, 2005 as a part of our overall cost reduction program that was implemented for the most part in August of 2005.

INTEREST EXPENSE AND EXPENSE FROM DEBT CONVERSION

         We issued convertible notes together with warrants in 2002 that were convertible at the fixed price of $1.00 per share into our common stock. As a part of the recording of that debt we capitalized the beneficial conversion feature associated with those convertible notes and then amortized that feature as a component of interest expense over the ten-year term of the note. In order to reduce our overall debt burden and correspondingly reduce overhead in the form of interest expense, we offered to certain noteholders the option of converting their notes into equity. Accordingly, as we exchanged those notes for our common stock, capitalized beneficial conversion feature is charged off as a component of interest expense together with the reduction in conversion price from the original conversion price to the current conversion price resulting in additional conversion expense. In order to more clearly identify the difference between the interest expense that was paid in cash on our outstanding debt and the non-cash interest expense associated with this beneficial conversion feature and conversion of that debt we have segregated and itemized those expenses. Therefore, interest expense from continuing operations paid on outstanding debt instruments for the three months ended September 30, 2005 and September 30, 2004 was $259,000 and $294,000, respectively, a decrease of $35,000 as a result of debt conversions during the quarter. As a result of those same debt conversions, we incurred non-cash interest expense for the three months ended September 30, 2005 and September 30, 2004 of $329,000 and $163,000, respectively, an increase of $166,000. Also as a result of those same debt conversions, we incurred debt conversion (expense) income, net of gains for the three months ended September 30, 2005 and September 30, 2004 of ($279,000) and $14,000, respectively, an increase of $293,000. Interest expense from continuing operations paid on outstanding debt instruments for the six months ended September 30, 2005 and September 30, 2004 was $527,000 and $586,000, respectively, a decrease of $59,000 as a result of debt conversions during the quarter mostly occurring in the last half that six month period. We incurred non-cash interest expense for the six months ended September 30, 2005 and September 30, 2004 of $492,000 and $503,000, respectively, a decrease of $11,000.

GAIN ON THE SALES OF ASSETS

         We recorded gains on the sale of assets for the three months ended September 30, 2005 and September 30, 2004, in the amount of $40,000 and $0, respectively, resulting from the sale to an existing partner of a portion of our off-the-shelf course library that we had acquired in the Quisic acquisition, for $20,000 cash and a $20,000 note receivable.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         We disclosed no tax benefit on our Condensed Consolidated Statement of Operations during the three months and the six months ended September 30, 2005 or 2004, respectively because we concluded that it was not likely that we would be able to recognize the tax asset available to us due to the lack of operating history in the Web conferencing and audio conferencing markets. At September 30, 2005 and March 31, 2005, we have net deferred tax assets of $12.3 million and $11.7 million, respectively, with corresponding valuation allowances. Our tax assets are scheduled to expire over a period of five to thirteen years.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, we discontinued our practice management services. Results of operations from this segment are presented as discontinued operations for the six months ended September 30, 2005 and 2004 in accordance with SFAS 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.

         Net income from discontinued operations for the three months ended September 30, 2005 and 2004 was $5,000 and $0, respectively. Net income from discontinued operations for the six months ended September 30, 2005 and 2004 was $12,000 and $0, respectively.

         Cash flows provided by discontinued operations were $116,000 and $102,000 for the six months ended September 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We have a working capital deficiency and have only recently posted earnings from operations. We currently do not have existing working capital and had not in prior quarters generated positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term. These matters, among others, including our limited operating history as a provider of Web conferencing software have caused our auditors to conclude in their report on our consolidated financial statements at and for the year ending March 31, 2005 that there is doubt about our ability to continue as a going concern. Our plan with regard to these matters includes the continued development, marketing and licensing of our iLinc Suite of products and services through both internal sales efforts and through external channel partnerships. We plan to expand where appropriate with external growth by acquisition, with those acquisitions possibly including direct and indirect providers of audio conferencing as well as Web conferencing products and services. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient revenues from our Web collaboration and audio conferencing products and services to generate profits or to provide adequate cash flows to sustain our operations. Our continuation as a company may be dependent on our ability to either raise additional capital, continue to increase sales and revenues, or generate positive cash flows from operations in order to ultimately achieve profitability.

         In order to increase our liquidity, we intend to restructure or extend existing obligations to reduce cash outflows for debt service, seek, if necessary, additional funding from the placement of debt or equity securities, and invest in further marketing and sales efforts that result in the sale of our high margin software products and services. However, there can be no assurance that our plans will be achieved or that we will be able to acquire additional sums.

         As of September 30, 2005, and March 30, 2005 we had a working capital deficit of $3.7 million and $4.3 million, a positive change of $571,000. Current assets included $385,000 in cash, $1.646 million in accounts receivable, and $163,000 in prepaid expenses. Current liabilities consisted of $965,000 of deferred revenue, $897,000 of current maturities of long-term debt and capital leases and $1.3 million in accounts payable and $2.7 million of accrued liabilities.

         Cash used in operating activities from continuing operations was $72,000 during the six months ended September 30, 2005 and $1.8 million during the six months ended September 30, 2004. Cash used in operating activities from continuing operations during the six months ended September 30, 2005 was primarily attributable to a net loss of $1.4 million, decreases in accounts payable of $421,000, increases in prepaid expenses of $94,000, and decreases in deferred revenue of $49,000. These items were partially offset by non-cash expenses and revenues of $1.7 million and decreases in accounts receivable of $261,000. Cash used in operating activities during the six months ended September 30, 2004 was primarily attributable to a net loss of $3.3 million, increases in accounts receivable and prepaid expenses of $371,000 and $106,000, respectively and a decrease in deferred revenue of $87,000. These items were partially offset by increases in accounts payable and accrued liabilities of $647,000 and non-cash expenses and revenues of $1.4 million.

         Cash used in investing activities from continuing operations was $40,000 for the six months ended September 30, 2005, while cash used in investing activities from continuing operations was $544,000 for the six months ended September 30, 2004. Cash used in investing activities during the six months ended September 30, 2005 was due to capital expenditures of $31,000 and acquisition related expenses of $9,000. Cash used by investing activities for the six months ended September 30, 2004 was due to $408,000 of acquisition related royalty expenses, $105,000 of capital expenditures, and $35,000 of deferred offering costs, offset by $4,000 in cash acquired in acquisition.

         Cash used in financing activities from continuing operations was $151,000 during the six months ended September 30, 2005, while cash provided by financing activities from continuing operations was $3.0 million during the six months ended September 30, 2004. Cash used in financing activities during the six months ended September 30, 2005 was attributable to the repayment of debt and capital leases totaling $219,000, payment of preferred dividends of $51,000, and financing costs of $31,000, offset by $150,000 in proceeds from the issuance of Series B preferred stock. Cash provided in financing activities during the six months ended September 30, 2004 was primarily due to proceeds of $4.3 million related to the issuance of unsecured senior notes and common stock of the Company in April 2004, offset by financing costs of $669,000, repayment of debt and capital leases of $572,000 and preferred dividends of $55,000.

INFORMATION RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         In connection with our initial public offering (IPO) in March of 1998, we issued notes to certain shareholders who had provided capital prior to the IPO. These notes were originally due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the noteholders agreed to extend the maturity date and accept installment payments that are due during the year ended March 31, 2006. The outstanding principal balance on these notes is $234,000 as of September 30, 2005. The Company has agreed to make installment payments totaling $233,885. As of September 30, 2005, the Company owed installment payments of $138,288.39 on those IPO Notes, with no claims of default by the holders of the IPO notes, other than RTT Investments.

         In March 2002, we completed a private placement offering (the "2002 Convertible Note Offering") that provided gross proceeds of $5,775,000. Under the terms of the 2002 Convertible Note Offering, we issued notes and warrants to purchase 5,775,000 shares of our common stock. These notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The note holders may convert their principal into shares of our common stock at the fixed price of $1.00 per share. We may force conversion of these notes into shares of our common stock at the fixed conversion price of $1.00, if at any time the 20 trading day average closing price of our common stock exceeds $3.00 per share. These notes are unsecured and subordinated to any present or future indebtedness without consent of the holder. Those warrants expired on March 29, 2005 without exercise. The exercise price of the warrants was $3.00 per share. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000, which is being amortized as a component of interest expense of unsecured convertible redeemable subordinated notes over the ten-year term of the notes. Since the carrying value of the notes was less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized as interest expense over the ten year term of the notes. Upon conversion of a note, any remaining discount associated with the beneficial conversion feature of the converted notes will be expensed in full at the time of conversion. The common stock underlying these notes was registered with the SEC and may be sold if converted into common stock pursuant to a resale prospectus dated May 24, 2004. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 shares of our common stock at a price of $1.00 per share. Since April 1, 2005 holders with a principal balance of $525,000 have converted their notes and $7,652 of accrued interest into 1,971,088 shares of the Company's common stock at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the period ending September 30, 2005.

         On September 16, 2003, we completed our private placement of convertible Series A preferred stock with detachable warrants. We sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of convertible Series A preferred stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The convertible Series A preferred stock is convertible into our common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of Series A preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. We pay an 8% dividend to holders of the convertible Series A preferred stock, and the dividend is cumulative. The convertible Series A preferred stock is non-voting and non-participating. The shares of convertible Series A preferred stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of convertible Series A preferred stock was allocated pro rata between the relative fair values of the Series A preferred stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the 2005 fiscal year, holders of 22,500 shares of Series A preferred stock converted those shares into 450,000 shares of our common stock. The underlying common stock that would be issued upon conversion of the Series A preferred stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In April of 2004, we completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, we issued $3,187,000 in unsecured senior notes and 1,634,550 shares of our common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of our common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by us at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all our existing and future indebtedness. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of our common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended September 30, 2005.

         On June 3, 2004, we executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, Inc., a Utah based private company that is a provider of comprehensive audio conferencing products and services. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price totaled $5.229 million, depending upon contingencies in the purchase agreement that are based on a multiple of the Glyphics' 2003 annual audited net audio conferencing business revenues. The purchase price was paid with the assumption of approximately $2.466 million in specific liabilities, with the balance paid using our common stock at the fixed price of $1.05 per share, or an estimated
3.524 million shares. Twenty percent of the consideration due is being held in escrow. The consideration held in escrow is in the form of 704,839 shares of our common stock. Amounts held in escrow will be available to us to satisfy contingent claims and seller's indemnification obligations. Shares held in escrow also may be returned to us in the event that audio conferencing revenues obtained by us during the 12-month period beginning June 1, 2004 do not exceed the audited revenues earned by Glyphics during the calendar year ending December 31, 2003. Due to our assumption of obligations of $351,000 greater than scheduled in the purchase agreement, we believe that we have a claim of return against approximately 369,000 of the shares held in escrow. The common stock that was issued as a part of this transaction has been registered with the SEC and may be sold pursuant to a resale prospectus dated August 2, 2005.

         On September 30, 2005, we executed definitive agreements with nine investors to issue 70,000 unregistered shares of our Series B Preferred Stock, par value $0.001 (the "Preferred Stock") and warrants to purchase 700,000 shares of our common stock (the "Warrants") in a private transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. Of the total Preferred Stock issued, 15,000 shares of Preferred Stock with Warrants to purchase 150,000 shares of common stock were issued to four individuals in exchange for their cash investment of $150,000; 15,000 shares of Preferred Stock with Warrants to purchase 150,000 shares of common stock were issued to two vendors in exchange for an offset of their accounts payable balance in the amount of $150,000; and 40,000 shares of Preferred Stock with Warrants to purchase 400,000 shares of common stock (effective August 29, 2005 as previously disclosed on Form 8-K dated September 2, 2005) were issued to three institutional investors in exchange for the offset of accrued liabilities in the amount of $400,000 that arose from the Quisic acquisition. The Company recorded a gain in debt conversion of $50,000 associated with this transaction. The Preferred Stock bears an 8% dividend, was sold using a deemed $10.00 per share issue price, and is convertible into 2,800,000 shares of our common stock using a conversion price of $0.25 per share. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on the third anniversary of the issue date of September 30, 2005.

CONTRACTUAL OBLIGATIONS

                  The following schedule details all of our indebtedness and the required payments related to such obligations at September 30, 2005 (in thousands):


                                                     DUE IN                  DUE IN   DUE IN YEARS
                                                   LESS THAN     DUE IN       YEAR      FOUR AND   DUE AFTER
                                         TOTAL     ONE YEAR     YEAR TWO     THREE        FIVE     FIVE YEARS
                                        ---------------------------------------------------------------------
Long term debt obligations ........     $ 8,802     $   734     $ 2,968     $    --     $    --     $ 5,100
Capital lease obligations .........         163         163          --          --          --          --
Interest expense ..................       4,611         954         871         612       1,224         950
Operating lease obligations .......       1,044         645         354          45          --          --
Base salary commitments
   under employment
   agreements .....................         890         515         375          --          --          --
                                        -------     -------     -------     -------     -------     -------
Total contractual obligations .....     $15,510     $ 3,011     $ 4,568     $   657     $ 1,224     $ 6,050
                                        =======     =======     =======     =======     =======     =======


OFF BALANCE SHEET TRANSACTIONS

         We have no off-balance sheet transactions, arrangements, obligations (including contingent obligations) or other relationships with unsolicited entities or other persons that have or may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The more significant areas requiring use of estimates relate to revenue recognition, accounts receivable and notes receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets, and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

         Our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended March 31, 2005 as filed with the SEC.

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

WE FACE RISKS INHERENT IN INTERNET-RELATED BUSINESSES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS.

         We face risks frequently encountered by companies in new and rapidly evolving markets such as Web conferencing and audio conferencing. We may fail to adequately address these risks and, as a consequence, our business may suffer. To address these risks among others, we must successfully introduce and attract new customers to our products and services; successfully implement our sales and marketing strategy to generate sufficient sales and revenues to achieve or sustain operations; foster existing relationships with our customers to provide for continued or recurring business and cash flow; and, successfully address and establish new products and technologies as new markets develop. We may not be able to sufficiently address and overcome risks inherent in our business strategy.

OUR QUARTERLY OPERATING RESULTS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY.

         Our operating results have varied significantly from quarter to quarter and are likely to continue to fluctuate as a result of a variety of factors, many of which we cannot control. Factors that may adversely affect our quarterly operating results include: the size and timing of product orders; the mix of revenue from custom services and software products; the market acceptance of our products and services; our ability to develop and market new products in a timely manner; the timing of revenues and expenses relating to our product sales; and, revenue recognition rules. Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. To the extent we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

WE HAVE LIMITED FINANCIAL RESOURCES AND MAY NOT BECOME PROFITABLE.

         We have incurred substantial operating losses and have limited financial resources at our disposal. We have long-term obligations that we will not be able to satisfy without additional debt and/or equity capital and/or ultimately generating profits and cash flows from our Web conferencing and audio conferencing operations. If we are unable to achieve profitability in the near future, we will face increasing demands for capital. We may not be successful in raising additional debt or equity capital and may not become profitable in the short term or not at all. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the short term.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our condensed consolidated financial statements have been prepared on a Basis which assumes that we will continue as a going concern and which Contemplates the realization of our assets and the satisfaction of our liabilities and commitments in the normal course of business. We have a significant working capital deficiency, and have historically suffered substantial recurring losses and negative cash flows from operations. These factors, among others, have caused our auditors to conclude in their report that there is substantial doubt as to our ability to continue as a going concern. Our plans with regard to these factors include continued development, marketing, and licensing of our Web conferencing and audio conferencing products and services through both internal growth and acquisition and the obtainment of additional capital. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient revenues from our products and services to provide adequate cash flows to sustain operations. Our continuation is dependent on our ability to raise additional equity or debt capital, to increase our Web conferencing and audio conferencing revenues, to generate positive cash flows from operations and to achieve profitability. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities that might result from the outcome of this uncertainty.

LISTING QUALIFICATIONS MAY NOT BE MET.

         The American Stock Exchange's continued listing standards require that we maintain stockholders' equity of at least $4.0 million if we have losses from continuing operations and/or net losses in three of our four most recent fiscal years. We have sustained losses in three of our four most recent fiscal years and therefore must maintain stockholders' equity of at least $4.0 million. If now or in the future, we fail to maintain a sufficient level of stockholder's equity in compliance with those and other listing standards of the American Stock Exchange then we would be required to submit a plan to the American Stock Exchange describing how we intended to regain compliance with the requirements.

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On September 30, 2005, 28,451,580 shares of our common stock were issued, of which 1,432,412 were held in treasury, and 17,339,393 additional shares of our common stock were reserved for issuance in the form of warrants, convertible notes and convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES WHICH MAKE OUR REVENUES DIFFICULT TO PREDICT.

         While audio conferencing provides a more recurring revenue base, a high percentage of our revenue is attributable to one-time purchases by our customers rather than long term, recurring, conferencing ASP type contracts. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to achieve or sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger better-capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins. Additionally, our sales cycle varies depending on the size and type of customer considering a purchase. Potential customers frequently need to obtain approvals from multiple decision makers within their company and may evaluate competing products and services before deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, combined with the license purchase model makes it difficult to predict future quarterly revenues.

OUR OPERATING RESULTS MAY SUFFER IF WE FAIL TO DEVELOP AND FOSTER OUR VALUE ADDED RESELLER OR DISTRIBUTION RELATIONSHIPS.

         We have an existing channel and distribution network that provides growing revenues and contributes to our high margin software sales. These distribution partners are not obligated to distribute our services at any minimum level. As a result, we cannot accurately predict the amount of revenue we will derive from our distribution partners in the future. The inability or unwillingness of our distribution partners to sell our products to their customers and increase their distribution of our products could result in significant reductions in our revenue, and therefore, harm our ability to achieve or sustain profitability on a consistent basis.

SALES IN FOREIGN JURISDICTIONS BY US AND OUR INTERNATIONAL DISTRIBUTOR NETWORK MAY RESULT IN UNANTICIPATED COSTS.

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

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include in their annual reports on Form 10-K for fiscal years ending after July 15, 2007 a report of management on their company's internal control over financial reporting, including management's assessment of the effectiveness of their company's internal control over financial reporting as of the company's fiscal year end. In addition, the accounting firm auditing a public company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting as well as the operating effectiveness of the company's internal controls. There is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our internal controls are not designed or operating effectively as required by Section 404, our accounting firm may either disclaim an opinion as it is related to management's assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of our internal controls. If our accounting firm disclaims its opinion or qualifies its opinion as to the effectiveness of our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

WE ARE EXPOSED TO RISKS RELATING TO THE EFFECTIVENESS OF OUR INTERNAL CONTROLS

         On August 11, 2004, our independent registered public accountants orally notified our Audit Committee that they had identified significant deficiencies regarding our internal controls. The deficiencies noted were lack of sufficient management oversight over and the proper segregation of duties of the accounting department. On November 12, 2004, our independent registered public accountants orally notified our Audit Committee that they had identified a material weakness regarding our internal controls. The material weakness noted was the lack of sufficient control over the sales order and revenue recognition process. Our management evaluated the design and operation of our disclosure controls and procedures as of September 30, 2004 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), were not effective as of September 30, 2004.

         Following the August 11, 2004 notification regarding significant deficiencies in accounting controls related to management oversight and proper segregation of duties in the accounting department, we took the following actions:

         o We hired a new CFO and a new controller replacing the interim-CFO and replacing the VP of Finance;
         o We hired a new A/P clerk and added a dedicated A/R clerk to supplement the accounting staff, further segregating functions to the extent possible in a small organization;
         o We restructured the roles of the new controller in combination with a change in the reporting procedures for the A/P clerk and A/R clerk to strengthen the reporting structures and internal control procedures;
         o We implemented new sign-off procedures for sales agreements to require multiple party sign-off from both the sales and finance departments; and
         o We added to our CRM software the ability to gain access to view sales contracts and recorded purchase information in that system as well as the accounting systems.

         In response to the November 12, 2004 notification regarding the material weakness regarding our internal controls, we implemented steps to prevent failure to communicate changes in standard forms of customer contracts in the future and strengthen our internal controls related to contract management and its impact on revenue recognition. We have put procedures into place to prevent modification of our standard form of software license agreements without due and proper notice to all parties, including our accounting group. Other steps to correct and prevent this material weakness in the future include:

         o New controls over the modification of electronic contracts adding limited password protection;
         o The electronic receipt of contracts from customers directly to both the sales and accounting groups simultaneously;
         o The numbering of contracts and order forms to provide a stronger audit trail;
         o The electronic storage of all customers' contracts providing real-time access;
         o The notification of the accounting department by the sales or legal departments should modification of license agreements occur; and
         o Remedial training of the sales group on the impact of changes to the software license agreement.
         o A further segregation of duties was also implemented to better control contract workflow as follows:

                  o A supervisor from the sales team must approve all sales orders before they are accepted by the sales department, and a supervisor from the accounting group must approve all orders that exceed $10,000 before they are accepted as a valid sale of the company;
                  o An order processing clerk verifies that the appropriate customer and Company authorizations have been obtained;
                  o The approved sales order is transmitted to the customer service department for order fulfillment;
                  o Notification of fulfillment of the order is sent to both the sales and accounting departments; and
                  o Before revenue is recognized on any sales order, the controller verifies that the sales order was properly approved by the customer and the Company, verifies that changes, if any, to the standard license agreement have been properly documented in writing and in the customer's electronic file and thereafter records revenue based upon the approved and verified documentation.

         We believe that the steps we have taken adequately address the significant deficiencies and material weaknesses identified by our independent registered public accountants. However, we may experience control deficiencies or weaknesses in the future, which could adversely impact the accuracy and timeliness of our future financial reporting as well as reports and filings we make with the SEC.

WE MAY ACQUIRE OTHER BUSINESSES THAT COULD NEGATIVELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS AND DILUTE EXISTING STOCKHOLDERS.

         We may pursue additional business relationships through acquisitions which may not be successful. We may have to devote substantial time and resources in order to complete acquisitions and we therefore may not realize the benefits of those acquisitions. Further, these potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate a company's operations, technologies, products and services, information systems, and personnel into our business. These risks could harm our operating results and could adversely affect prevailing market prices for our common stock.

OUR CURRENT STOCK COMPENSATION EXPENSE NEGATIVELY IMPACTS OUR EARNINGS, AND WHEN WE ARE REQUIRED TO REPORT THE FAIR VALUE OF EMPLOYEE STOCK OPTIONS AS AN EXPENSE IN CONJUNCTION WITH THE NEW ACCOUNTING STANDARDS, OUR EARNINGS WILL BE ADVERSELY AFFECTED, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Under our current accounting practice, stock compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. For periods beginning after April 1, 2006, we will be required to report all employee stock options as an expense based on a change in the accounting standards and our earnings will be negatively impacted, which could adversely affect prevailing market prices for our common stock and increase our anticipated net losses.

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

         The primary objective of our investment activity is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in a variety of money market funds.

         As of September 30, 2005, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $8.3 million at fixed interest rates of 10% to 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness of $506,000 bear interest rates of 6% to 8.25%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 4.  CONTROLS AND PROCEDURES

         We evaluated the design and operation of our disclosure controls and procedures as of September 30, 2005 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective and ensure that (i) we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

         During the second quarter ended September 30, 2005, no changes were made to our internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.


PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS OF SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders (the "Meeting") of iLinc Communications, Inc., a Delaware corporation (the "Company"), was held on August 19, 2005 at 9:00 a.m., local time, at the Company's offices, 2999 North 44th Street, Suite 650, Phoenix, Arizona 85018 for the following purposes:


1) Election of directors:

                            NAME                      FOR            WITHHELD
                      -------------------------------------------------------
                      James M. Powers, Jr.         21,443,526         989,554

                      Craig W. Stull               21,443,526         989,554

2) Approval and ratification of selection of amendment to the Company's Stock Compensation Plan to increase the number of authorized shares available for issue under that plan to 5,500,000 and to extend the term of the Plan until July 1, 2015.

             FOR            AGAINST        WITHHELD       NOT VOTED
         ------------     -----------     ----------    -------------
          12,167,566       1,163,015        41,067        10,773,227



3) Approval and ratification of selection of Epstein Weber & Conover, PLC as independent auditors for the fiscal year ended March 31, 2006:


                           FOR          AGAINST       ABSTAINED
                      ------------     ---------     -----------
                       22,372,488       58,092          2,500

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

(A)  EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

3.1(1)   Restated Certificate of Incorporation of the Company
3.2(1)   Bylaws of the Company
3.3(7)   Restated Certificate of Incorporation of the Company
3.4(7)   Amendment of Bylaws of the Company
3.5(8)   Restated Certificate of Incorporation of the Company
3.6(14)  Certificate of Designations of Series A Preferred Stock
3.7(15) Certificate of Amendment of Restated Certificate of Incorporation of the Company
++3.8    Revised Certificate of Designations of Series B Preferred Stock
4.1(1)   Form of certificate evidencing ownership of Common Stock of the Company
4.6(7)   Form of certificate evidencing ownership of Common Stock of the Company
4.7(8)   Form of Convertible Redeemable Subordinated Note
4.9(14)  Form of Redeemable Warrant (2003 Private Placement Offering)
+10.1(20) The Company's amended and restated stock compensation plan
+10.9(7) Employment Agreement dated November 12, 2000 between the Company and
         James M. Powers, Jr.
+10.11(19) Employment Agreement dated February 15, 2001 between the Company and
         James L. Dunn, Jr. with Amendments
10.14(9) Plan of Reorganization and Agreement of Merger by and among the
         Company, Edge Acquisition Subsidiary, Inc. and the Stockholders of Learning-Edge, Inc.
10.15(10) Plan of Reorganization and Agreement of Merger by and among the
         Company, TW Acquisition Subsidiary, Inc., ThoughtWare Technologies, Inc. and the Series B Preferred Stockholder of ThoughtWare Technologies, Inc.
10.16(11) Asset Purchase Agreement by and among the Company and Quisic
         Corporation. Common Stock Purchase Agreement by and between the Company, Investor Growth Capital Limited, A Guernsey Corporation and Investor Group, L.P., A Guernsey Limited Partnership and Leeds Equity Partners III, L.P.
10.16(12) Asset Purchase Agreement by and among the Company, and Mentergy, Inc.
         and its wholly-owned subsidiaries, LearnLinc Corp and Gilat-Allen Communications, Inc.
10.17(14) Subcontractor Agreement between the Company and Interactive Alchemy,
         Inc.
+10.18(17) Employment Agreement dated January 6, 2004 between the Company and
         Nathan Cocozza
10.19(17) Note Purchase Agreement dated February 12, 2004 between the Company and certain creditors
10.20(17) Unit Purchase and Agency Agreement dated April 19, 2004 between the
         Company and Cerberus Financial, Inc.
10.21(17) Placement Agency Agreement dated March 10, 2004 between the Company and Peacock, Hislop, Staley, and Given, Inc.
10.22(16) Asset Purchase Agreement and Plan of Reorganization by and between the
         Company and Glyphics Communications, Inc.
+10.23(18) Employment Agreement dated June 1, 2004 between the Company and Gary
         L. Moulton
+10.24(18) Employment Agreement dated July 19, 2004 between the Company and John
         S. Hodgson
+10.25(19) Employment Agreement dated March 14, 2005 between the Company and
         David Iannini
14.1(18) Code of Ethics
16(13)   Letter re Change in Certifying Accountant
++31.1   Chief Executive Officer Section 302 Certification
++31.2   Principal Financial Officer Section 302 Certification
++32.1   Chief Executive Officer Section 906 Certification
++32.2   Principal Financial Officer Section 906 Certification
--------------
(1) Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No.333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.

(3) Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
(4) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(5) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(6) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2000.
(7) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
(8) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
(9) Previously filed as an exhibit to iLinc's Form 8-K filed October 16, 2001.
(10) Previously filed as an exhibit to iLinc's Form 8-K filed January 30, 2002.
(11)     Previously filed as an exhibit to iLinc's Form 8-K filed July 2, 2002.
(12) Previously filed as an exhibit to iLinc's Form 8-K filed December 20, 2002.
(13)     Previously filed as an exhibit to iLinc's Form 8-K filed April 3, 2003.
(14) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
(15) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(16)     Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.
(17) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2004.
(18) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
(19) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2005.
(20) Previously filed as an exhibit to iLinc's Annual Proxy Statement dated July 14, 2005.


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


                                  ILINC COMMUNICATIONS, INC.
Dated: November 14, 2005

                              By:/s/ James M. Powers, Jr.
                                 -----------------------------------------------
                                 Chairman of the Board, President and Chief
                                 Executive Officer


                              By:/s/ James L. Dunn, Jr.
                                 -----------------------------------------------
                                 Senior Vice President & Chief Financial Officer