Form 10-Q
period 2005-12-31
ILINC COMMUNICATIONS INC
filed 2006-02-14
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. (20549)

                                 ______________

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at February 14, 2006 was 27,182,623 net of shares held in treasury.

================================================================================

                             FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                               PAGE
                                                                            ----
         Item 1--Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets as of December
                  31, 2005 and audited Balance Sheets as of March 31, 2005.... 4

                  Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2005 and 2004...5

                  Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity for the Nine Months Ended
                  December 31, 2005........................................... 6

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended December 31, 2005 and 2004............ 7

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements.................................................. 8

         Item 2--Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................22

         Item 3-- Quantitative and Qualitative Disclosures about Market Risk..40

         Item 4--Controls and Procedures......................................40

PART II--OTHER INFORMATION

         Item 1--Legal Proceedings............................................41

         Item 2--Change in Securities and Use of Proceeds.....................41

         Item 3--Defaults of Senior Securities................................41

         Item 4--Submission of Matters to a Vote of Security Holders..........41

         Item 5--Other Information............................................41

         Item 6--Exhibits.....................................................41

         Signatures...........................................................44

         Certifications.......................................................45

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

         iLinc, iLinc Communications, iLinc Suite, MeetingLinc, LearnLinc, ConferenceLinc, SupportLinc, iLinc On-Demand, EventPlus, WebPresenter, Glyphics, Quisic, iCanvas, and Thoughtware and their respective logos are the service marks, trademarks or registered trademarks of iLinc Communications, Inc. All other company names and products may be trademarks of the respective companies.


PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 31,     MARCH 31,
                                                                                           2005            2005
                                                                                      --------------  --------------
                                                                                       (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................  $         618   $         532
   Accounts receivable, net of allowance for doubtful accounts of $123 and $84,
    respectively....................................................................          1,520           1,949
   Note receivable..................................................................             17              25
   Prepaid and other current assets.................................................            187              69
                                                                                      --------------  --------------
     Total current assets...........................................................          2,342           2,575

Property and equipment, net ........................................................            566           1,221
Goodwill............................................................................         11,086          10,797
Intangible assets, net..............................................................          1,892           2,504
Other assets........................................................................             12              18
Assets of discontinued operations...................................................             --             114
                                                                                      --------------  --------------
     Total assets...................................................................  $      15,898   $      17,229
                                                                                      ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt................................................  $         670   $         885
   Accounts payable trade...........................................................          1,203           1,771
   Accrued liabilities..............................................................          2,324           2,960
   Current portion of capital lease liabilities.....................................            118             196
   Deferred revenue.................................................................            864           1,014
                                                                                      --------------  --------------
     Total current liabilities......................................................          5,179           6,826

Long term debt, less current maturities, net of discount of $1,604 and $2,120,
      respectively..................................................................          6,468           6,702
Capital lease liabilities, less current maturities..................................             --              31
                                                                                      --------------  --------------
     Total liabilities..............................................................         11,647          13,559
                                                                                      --------------  --------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $.001 par value 10,000,000 shares authorized, Series A 127,500 shares issued and outstanding, liquidation preference of $1,275,000 and Series
     B, 70,000 shares issued and outstanding, liquidation preference of $700,000....             --              --
Common stock, $.001 par value 100,000,000 shares authorized, 28,615,035 and
     25,577,287 issued, respectively................................................             29              26
   Additional paid-in capital.......................................................         44,098          42,175
   Accumulated deficit..............................................................        (38,468)        (37,123)
   Less:  1,432,412 treasury shares at cost.........................................         (1,408)         (1,408)
                                                                                      --------------  --------------
     Total shareholders' equity.....................................................          4,251           3,670
                                                                                      --------------  --------------
     Total liabilities and shareholders' equity.....................................  $      15,898   $      17,229
                                                                                      ==============  ==============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                       ILINC COMMUNICATIONS, INC., AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             DECEMBER 31,                  DECEMBER 31,
                                                                       ------------------------- ----------------------------
                                                                          2005          2004           2005           2004
                                                                       ---------      ---------      ---------      ---------
Revenues
   Software Licenses ............................................      $    850       $    708       $  2,123       $  2,343
   Software and audio services ..................................         1,747          1,330          5,158          3,461
   Maintenance and professional services ........................           677            530          1,671          1,469
                                                                       ---------      ---------      ---------      ---------
       Total revenues ...........................................         3,274          2,568          8,952          7,273
                                                                       ---------      ---------      ---------      ---------
Cost of revenues
   Software Licenses ............................................            40             67             72            146
   Software and audio services ..................................           959          1,096          2,838          2,716
   Maintenance and professional services ........................           237            217            535            599
   Amortization of acquired developed technology ................            82            123            309            325
                                                                       ---------      ---------      ---------      ---------
       Total cost of revenues ...................................         1,318          1,503          3,754          3,786
                                                                       ---------      ---------      ---------      ---------

Gross profit ....................................................         1,956          1,065          5,198          3,487
                                                                       ---------      ---------      ---------      ---------

 Operating expenses
   Research and development .....................................           351            418          1,055          1,159
   Sales and marketing ..........................................           701            893          2,255          3,174
   General and administrative ...................................           485            501          1,615          2,121
                                                                       ---------      ---------      ---------      ---------
       Total operating expenses .................................         1,537          1,812          4,925          6,454
                                                                       ---------      ---------      ---------      ---------

 Income/(loss) from operations ..................................           419           (747)           273         (2,967)

   Interest expense .............................................          (246)          (263)          (773)          (849)
   Amortization of beneficial debt conversion ...................          (213)          (162)          (705)          (665)
                                                                       ---------      ---------      ---------      ---------
       Total interest expense ...................................          (459)          (425)        (1,478)        (1,514)
   Debt conversion (expense) gain, net ..........................            --             13           (287)            35
   Interest income and other ....................................           177             --            171             29
   Gain on sale of assets .......................................            --             --             40             --
                                                                       ---------      ---------      ---------      ---------
   Income/(loss) from continuing operations before income taxes .           137         (1,159)        (1,281)        (4,417)
   Income taxes .................................................            --             --             --             --
                                                                       ---------      ---------      ---------      ---------

Income/(loss) from continuing operations ........................           137         (1,159)        (1,281)        (4,417)
 Income from discontinued operations ............................            70             15             82             15
                                                                       ---------      ---------      ---------      ---------
 Net income/(loss) ..............................................      $    207       $ (1,144)      $ (1,199)      $ (4,402)
 Series A and B preferred stock dividends .......................           (40)           (26)           (91)           (81)
 Imputed preferred stock dividends ..............................            --             --            (55)            --
                                                                       ---------      ---------      ---------      ---------
 Income/(loss) available to common shareholders .................      $    167       $ (1,170)      $ (1,345)      $ (4,483)
                                                                       =========      =========      =========      =========
 Income/(loss) per common share, basic and diluted
   From continuing operations ...................................      $   0.01       $  (0.05)      $  (0.05)      $  (0.20)
   From discontinued operations .................................            --             --             --             --
                                                                       ---------      ---------      ---------      ---------
       Net income/loss per common share .........................      $   0.01       $  (0.05)      $  (0.05)      $  (0.20)
                                                                       =========      =========      =========      =========

Number of shares used in calculation of income/loss per share:
    Basic .......................................................        27,114         24,146         25,705         22,858
                                                                       =========      =========      =========      =========
    Diluted .....................................................        27,115         24,146         25,705         22,858
                                                                       =========      =========      =========      =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                                        ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                        (UNAUDITED)
                                                      (IN THOUSANDS)


                                    CONVERTIBLE
                                  PREFERRED STOCK
                                   (SERIES A & B)            COMMON STOCK      ADDITIONAL                                 TOTAL
                               ----------------------   ---------------------   PAID - IN   ACCUMULATED    TREASURY   SHAREHOLDERS'
                                 SHARES      AMOUNT       SHARES     AMOUNT      CAPITAL      DEFICIT       STOCK        EQUITY
                               ---------   ----------   ---------   ---------   ---------    ---------    ---------    ---------
Balances, April 1, 2005 .....       127    $      --      25,577    $     26    $ 42,175     $(37,123)    $ (1,408)    $   3,670

Warrant grant ...............        --           --          --          --           6           --           --             6
Series B preferred stock
dividends ...................        --           --          --          --          --          (13)          --           (13)
Vesting of restricted
stock grant .................        --           --          --          --          30           --           --            30
Series A preferred stock
   dividends ................        --           --          --          --          --          (78)          --           (78)
Warrant exercise ............        --           --         164           1          47           --           --            48
Issuance of Series B
  preferred stock in
  private placement from
  debt conversion ...........        55           --          --          --         550           --           --           550
Issuance of Series B
  preferred stock in
  private placement .........        15           --          --          --         150           --           --           150
Imputed preferred stock
dividend ....................        --           --          --          --          55          (55)          --            --
Conversion of 2002
  convertible redeemable
  subordinated notes ........        --           --       1,971           2         531           --           --           533
Conversion expense
  associated with
  conversion of 2002
  convertible redeemable
  subordinated notes to
  common stock ..............        --           --          --          --         338           --           --           338
Conversion of 2004 senior
  unsecured promissory
  notes .....................        --           --         903          --         225           --           --           225
Gain on conversion of 2004
  senior unsecured
  promissory notes to
  common stock ..............        --           --          --          --          (9)          --           --            (9)
Net loss ....................        --           --          --          --          --         (1,199)        --        (1,199)
                                 ---------   ----------   ---------   ---------   ---------    ---------    ---------    ---------
Balances, December 31, 2005..       197      $    --      28,615     $    29      $ 44,098     $(38,468)    $(1,408)     $ 4,251
                                 =========   ==========   =========   =========   =========    =========    =========    =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                             ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                           (IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      ----------------------
                                                                        2005          2004
                                                                      --------      --------
Net cash provided by (used in) operating activities ............      $   385       $(2,377)
                                                                      --------      --------
Cash flows from investing activities:
   Capital expenditures ........................................          (52)         (111)
   Acquisitions, net of cash acquired ..........................           (4)         (399)
   Acquisition, royalty earn-out payment to Mentergy ...........         (100)           --
   Proceeds from sale of software ..............................           20            --
   Deferred acquisitions costs .................................           --           (35)
   Repayment of notes receivable ...............................            3            --
                                                                      --------      --------
   Cash acquired in acquisition ................................           --             4
                                                                      --------      --------
        Net cash used in investing activities
                                                                         (133)         (541)
                                                                      --------      --------

Cash flows from financing activities:
   Proceeds from 2004 senior unsecured notes ...................           --         4,250
   Proceeds from issuance of Series B preferred stock ..........          150            --
   Series A and Series B preferred stock dividends .............          (91)          (82)
   Proceeds from exercise of stock options .....................           --            81
   Proceeds from exercise of warrants ..........................           41            --
   Repayment of long-term debt .................................         (215)         (464)
   Repayment of capital lease liabilities ......................         (109)         (275)
   Financing costs incurred ....................................          (28)         (668)
                                                                      --------      --------
        Net cash (used in) provided by financing activities.....         (252)        2,842
                                                                      --------      --------

Cash flows from continuing operations ..........................           --           (76)
Cash flows from discontinued operations ........................           86           202
                                                                      --------      --------

        Net change in cash and cash equivalents ................           86           126
Cash and cash equivalents, beginning of period .................          532           292
                                                                      --------      --------

Cash and cash equivalents, end of period .......................      $   618       $   418
                                                                      ========      ========



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           ILINC COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND NATURE OF OPERATIONS

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company develops and sells software that provides real-time collaboration and training using Web-based tools. The Company's iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award-winning virtual classroom, Web conferencing and collaboration suite of software. With its Web collaboration, conferencing and virtual classroom products, the Company provides reliable and cost-effective tools for remote instruction, presentations, meetings and online events. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what the Company believes to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version
8.0. The Company's customers may choose from several different pricing options for the iLinc Suite, and may receive its products on a stand-alone basis or integrated with one or a number of its other award-winning products, depending upon the customers' needs. Uses for the iLinc Suite of Web collaboration software include online instruction, business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company sells its software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. The Company markets its products using a direct sales force and a distribution channel consisting of agents and value added resellers. The Company allows customers to choose between purchasing a perpetual license or subscribing to a term license to its products, providing for flexibility among many ownership or rental model options.

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

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended December 31, 2005 and 2004.

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

2.       BASIS OF PRESENTATION

         The Company's condensed consolidated financial statements have been prepared on a basis which assumes that it will continue as a going concern and which contemplates the realization of its assets and the satisfaction of its liabilities and commitments in the normal course of business. The Company has a significant working capital deficiency and has suffered in the past substantial recurring losses and negative cash flows from operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters include continued development, marketing, and licensing of its Web conferencing and audio conferencing products and services through both internal growth from its sales efforts and external growth by acquisition. The Company has converted some of its debt into equity and may convert additional amounts of its debt into equity that would lessen the burden of principal repayment and reduce interest expense. In combination with debt reductions through conversion to equity, the Company may also raise additional capital through a combination of equity financings or debt financings. A portion of the Company's plans to address cash Flow includes reductions in overhead or the negotiation of payables. Although management continues to pursue these plans, there is no assurance that the Company will be successful. The condensed consolidated financial statements do not include any adjustments related to the outcome of this uncertainty.

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

         The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                             NINE MONTHS ENDED DECEMBER 31,
                                          --------------------------------------
                                                2005                2004
                                          ------------------ -------------------
Risk free interest rate                     3.89% - 4.30%      4.19% - 4.71%
Dividend yield                                   0%                  0%
Volatility factors of the expected
   market price of the Company's
   common stock                               67% - 89%          73% - 90%
Weighted-average expected life of
   Options                                    10 years            10 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 DECEMBER 31,               DECEMBER 31,
                                           ----------------------      ----------------------
                                             2005          2004          2005          2004
                                           --------      --------      --------      --------
Net income/(loss) available to common
shareholders, as reported ...........      $   167       $(1,170)      $(1,345)      $(4,483)
Plus: Stock-based employee
   compensation expense included in
   reported net income/(loss) .......           10            10            30            30
Less: Total stock-based employee
   compensation expense determined
   using fair value based method ....          (32)          (79)         (140)         (258)
                                           --------      --------      --------      --------
Pro forma net income/(loss) .........      $   145       $(1,239)      $(1,455)      $(4,711)
                                           ========      ========      ========      ========

Income/(loss) per share:
Basic and diluted - as reported .....      $  0.01       $ (0.05)      $ (0.05)      $ (0.20)
                                           ========      ========      ========      ========
Basic and diluted - pro forma .......      $  0.01       $ (0.05)      $ (0.06)      $ (0.21)
                                           ========      ========      ========      ========

RECLASSIFICATIONS

         Certain prior year balances in the condensed consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.

4.     INCOME/LOSS PER SHARE

         Basic income/loss per share is computed by dividing net income/loss available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted income/loss per share is computed similar to basic loss per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the nine months ending December 31, 2005 and 2004, options and warrants to purchase 5,298,792 and 10,461,512 shares of common stock, respectively, were excluded from the computation of diluted loss per share because of their anti-dilutive effect. Additionally, for the nine months ending December 31, 2005 and 2004, Series A and Series B preferred stock and debt convertible into 10,450,000 and 8,175,000 shares of common stock, respectively, were excluded from the computation of diluted loss per share because inclusion of such would be antidilutive. Furthermore, a restricted stock grant issued in 2001 under the Company's stock compensation plan of 450,000 shares has been excluded from the earnings per share calculations since the Restricted Stock Grant is not vested. Lastly, shares of its common stock currently not reflected as issued and outstanding totaling 704,839, relating to the Glyphics acquisition held in escrow pending determination of indemnity claims - (see Note 11) and 500,000 relating to the Quisic acquisition held in escrow pending determination of indemnity claims have been excluded from the computation of earnings per share.

5.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:
                                                                            DECEMBER 31,   MARCH 31,
                                                                                2005          2005
                                                                            ------------   ----------
                                                                                           (AUDITED)
                                                                                 (IN THOUSANDS)
Goodwill.................................................................   $  11,086      $  10,797
                                                                            ==========     ==========


         The changes in the carrying amount of the goodwill for nine months ended December 31, 2005 (IN THOUSANDS):

Balance, March 31, 2005....................................................    $  10,797
   Mentergy acquisition, royalty accrual...................................          280
   Glyphics acquisition....................................................            9
                                                                               ----------
Balance, December 31, 2005.................................................    $  11,086
                                                                               ==========

         Intangible assets consisted of the following:

                                        -----------------------------------------------------------------
                                                                      DECEMBER 31, 2005
                                        -----------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING   GROSS CARRYING      ACCUMULATED
                                            LIVES         AMOUNT         AMORTIZATION           NET
                                        -----------------------------------------------------------------
                                           (YEARS)                      (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 5.33        $     1,084      $    (455)         $       629
   Purchased software                       1.42              1,481         (1,100)                 381
   Customer relationships                   4.42              1,230           (348)                 882
                                                     ----------------------------------------------------
                                                        $     3,795      $  (1,903)          $    1,892
                                                     ====================================================


                                        -----------------------------------------------------------------
                                                                  MARCH 31, 2005 (AUDITED)
                                        -----------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING   GROSS CARRYING      ACCUMULATED
                                            LIVES         AMOUNT         AMORTIZATION           NET
                                        -----------------------------------------------------------------
                                           (YEARS)                      (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 5.84        $     1,113     $    (329)         $        784
   Purchased software                       1.92              1,481          (792)                  689
   Customer relationships                   4.46              1,230          (199)                1,031
                                                     ----------------------------------------------------
                                                        $     3,824     $  (1,320)         $      2,504
                                                     ====================================================




6.                ACCRUED LIABILITIES

         Accrued liabilities consisted of the following;
                                                                         DECEMBER 31,      MARCH 31,
                                                                             2005             2005
                                                                          ----------      ----------
                                                                                           (AUDITED)
                                                                                (IN THOUSANDS)
Accrued state sales tax.................................................  $     180       $     119
Accrued interest........................................................        331             241
Amounts related to acquisitions.........................................         67             765
Accrued salaries and related benefits...................................        363             422
Royalty payable to third party providers................................      1,113           1,000
Amount payable to subcontractors........................................         --              59
Deferred rent liability.................................................         34              54
Liabilities from discontinued operations................................        153             263
Other...................................................................         83              37
                                                                          ----------      ----------
   Total accrued liabilities............................................  $   2,324       $   2,960
                                                                          ==========      ==========

7.     LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                         DECEMBER 31,      MARCH 31,
                                                                              2005           2005
                                                                          ----------      ----------
                                                                                           (AUDITED)
                                                                               (IN THOUSANDS)
2002 Convertible redeemable unsecured subordinated notes................  $   5,100       $   5,625
2004 Senior unsecured promissory notes..................................      2,962           3,187
1998 IPO unsecured notes payable........................................        228             282
Other unsecured notes...................................................        452             613
                                                                          ----------      ----------
                                                                              8,742           9,707

Less: Current portion of long-term debt.................................       (670)           (885)
         Discount.......................................................       (981)         (1,349)
         Beneficial conversion feature..................................       (623)           (771)
                                                                          ----------      ----------
Long-term debt, net of current portion..................................  $   6,468       $   6,702
                                                                          ==========      ==========

         In March 2002, the Company completed a private placement offering (the "2002 Convertible Note Offering") that provided gross proceeds of $5,775,000. Under the terms of the 2002 Convertible Note Offering, the Company issued notes and warrants to purchase 5,775,000 shares of the Company's common stock. These notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The note holders may convert their principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force conversion of these notes into shares of the Company's common stock at the fixed conversion price of $1.00, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are unsecured and subordinated to any present or future indebtedness without consent of the holder. Those warrants expired on March 29, 2005 without exercise. The exercise price of the warrants was $3.00 per share. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000, which is being amortized as a component of interest expense of unsecured convertible redeemable subordinated notes over the ten-year term of the notes. Since the carrying value of the notes was less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized as interest expense over the ten year term of the notes. Upon conversion of a note, any remaining discount associated with the beneficial conversion feature of the converted notes will be expensed in full at the time of conversion. The common stock underlying these notes was registered with the SEC and may be sold if converted into common stock pursuant to a resale prospectus dated May 24, 2004. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 shares of the Company's common stock at a price of

$1.00 per share. Since April 1, 2005 holders with a principal balance of $525,000 have converted their notes and $7,652 of accrued interest into 1,971,088 shares of the Company's common stock at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the period ending December 31, 2005. As a result of the conversions since April 1, 2005, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively at the time of conversion.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended December 31, 2005. As a result of the conversions since April 1, 2005, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $10,000 and $35,000, respectively at the time of conversion. On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000.

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes were originally due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the noteholders agreed to extend the maturity date and accept installment payments that are due during the year ended March 31, 2006. The outstanding principal balance on these notes is $228,000 as of December 31, 2005. The Company has agreed to make installment payments totaling $228,000. As of December 31, 2005, the Company owed installment payments of $154,000 on those IPO Notes, with no claims of default by the holders of the IPO notes, other than RTT Investments in the amount of $68,250.

         In connection with the Company's acquisition of Glyphics Communications, the Company assumed $753,000 in loan obligations and the unpaid balance of $445,000 is due within this fiscal year and is included in short term debt. The rates of interest on these notes range from 6.0% to 9.0% per annum. In June 2005, the Company extended the payment terms on one loan with a principal balance of $138,000 through September 30, 2005. The balance of the loan was paid on October 4, 2005. The loan was guaranteed by Gary Moulton, the Company's senior vice president of audio services, as well as a shareholder of the Company, both of whom were formerly owners of Glyphics. In January 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares with an exercise price of $0.55. The warrant expires in January 2007. The fair value of the warrant of $8,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 72%, dividend yield of 0%, and a risk-free rate of 3.1%. In June 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares to the Glyphics shareholder with an exercise price of $0.32. The warrant expires in June 2007. The fair value of the warrant of $6,500 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 71%, dividend yield of 0%, and a risk-free rate of 3.6%.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to December 31, 2005 were as follows (IN THOUSANDS):


Fiscal Year                                                            Amount
-----------                                                            ------
2006...............................................................  $     670
2007...............................................................      2,968
2008...............................................................          2
2009...............................................................          2
2010...............................................................         --
Thereafter.........................................................      5,100
                                                                     -----------
                                                                     $   8,742
                                                                     ===========

8.       INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company disclosed no tax benefit on its Condensed Consolidated Statement of Operations during the nine months ended December 31, 2005 or 2004 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its Web conferencing and audio conferencing business. Accordingly, since we are reporting a net loss for the nine months ended December 31, 2005, we have not recorded a tax liability for the net income reported for the three months ended December 31, 2005. At December 31, 2005 and March 31, 2005, the Company has net deferred tax assets of $12.2 million and $11.7 million, respectively, with corresponding valuation allowances. The Company's tax assets are scheduled to expire over a period of five to thirteen years.

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

         There were 2,651,128 options granted under the Plan, at December 31, 2005. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

         Following is a summary of the status of the Company's stock options as of December 31, 2005:

                                                                                  WEIGHTED
                                                                NUMBER OF         AVERAGE     WEIGHTED AVERAGE
                                                             HARES UNDERLYING     EXERCISE       FAIR-VALUE OF
                                                            S    OPTIONS           PRICES       OPTIONS GRANTED
                                                            ------------------- ------------- ---------------------
          Outstanding at March 31, 2005...................        2,438,018         $1.32
          Granted.........................................          772,500          0.29            $0.19
                                                                                              =====================
          Exercised.......................................               --            --
          Forfeited.......................................         (559,390)         1.06
          Expired.........................................               --            --
                                                            ------------------- -------------
          Outstanding at December 31, 2005................        2,651,128         $1.07
                                                            =================== =============

                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            --------------------------------------------------------  ----------------------------
                                             WEIGHTED                                                 WEIGHTED
                                             AVERAGE         WEIGHTED AVERAGE                          AVERAGE
                              NUMBER OF      EXERCISE      REMAINING CONTRACTUAL       NUMBER OF      EXERCISE
       EXERCISE PRICE          SHARES         PRICE             LIFE (YEARS)             SHARES         PRICE
    ----------------------  -------------- ------------- ---------------------------  -------------  -------------
    $   0.01   -  $   0.99      2,025,702     $0.51                7.33                1,338,935      $  0.57
    $   1.00   -  $   1.99        104,125     $1.61                5.03                   95,625      $  1.66
    $   2.00   -  $   2.99        430,000     $2.22                3.52                  430,000      $  2.22
    $   3.00   -  $   8.50         91,301     $7.69                2.65                   91,301      $  7.69
                            --------------                                          -------------
                                2,651,128                                              1,955,861
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

WARRANTS


         The following table summarizes information about stock purchase warrants outstanding at December 31, 2005:

                                         WARRANTS OUTSTANDING                      WARRANTS EXERCISABLE
                          ---------------------------------------------------  ------------------------------
                                          WEIGHTED                                                WEIGHTED
                                           AVERAGE       WEIGHTED AVERAGE                         AVERAGE
                            NUMBER OF     EXERCISE     REMAINING CONTRACTUAL      NUMBER OF       EXERCISE
      EXERCISE PRICE         SHARES         PRICE          LIFE (YEARS)            SHARES          PRICE
   ---------------------  -------------- ------------ -----------------------  --------------- --------------
   $   0.32  -$   0.32           50,000   $  0.32             1.44                   50,000       $   0.32
   $   0.40  -$   0.40          250,000   $  0.40             0.88                  250,000       $   0.40
   $   0.42  -$   0.42          543,182   $  0.42             5.64                  543,182       $   0.42
   $   0.44  -$   0.44          132,972   $  0.44             5.70                  132,972       $   0.44
   $   0.50  -$   0.50          700,000   $  0.50             2.75                  700,000       $   0.50
   $   0.55  -$   0.55           50,000   $  0.55             1.01                   50,000       $   0.55
   $   1.50  -$   1.50          921,510   $  1.50             1.64                  921,510       $   1.50
                          --------------                                      --------------
                              2,647,664                                           2,647,664
                          ==============                                      ==============

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

         On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000.

10.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 14 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2005. During the nine-month period ended December 31, 2005, the following changes occurred with respect to certain of the Company's commitments and contingencies:

ROYALTY AGREEMENTS

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment that is due upon collection of cash received from the sales of its Web conferencing software. The royalty earn-out was originally equal to 20% for all revenues collected from the sale of that Web conferencing software over a three-year period beginning November 4, 2002, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount being $5,000,000. After negotiating a settlement with one of the original participants in the Mentergy transaction during fiscal 2005, the royalty has been reduced to 18.7%. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF 95-8: ACCOUNTING FOR CONTINGENT CONSIDERATION PAID TO THE SHAREHOLDERS OF AN ACQUIRED ENTERPRISE IN A PURCHASE BUSINESS COMBINATION at the time such amounts are accrued as revenue. The Company has accrued potential Mentergy royalties totaling $1,043,000 and $872,000 as of December 31, 2005 and March 31, 2005, respectively (the "Royalty Accrual Amount"). In the prior year, the royalty was calculated on the accrual basis for consistency with the Company's revenue recognition policies. Since the royalty agreement term ended on November 4, 2005 the obligation at December 31, 2005 has been adjusted to reflect amounts due on the collection of cash received on the sales of web conferencing software through November 4, 2005. On October

10, 2005, Mentergy and the Company executed a payment agreement that provides, notwithstanding the termination of the royalty accrual, negotiated payment terms that would require an initial payment of $100,000 within 15 days of approval of the agreement followed by 12 level installment payments of $76,212 plus interest per month and a balloon payment for the entire remaining balance due on November 15, 2006, but with the accrual of additional royalties terminating as originally intended on November 4, 2005. In December 2005 the Company paid $100,000 to Mentergy in accordance with the payment agreement.

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

11.      BUSINESS COMBINATIONS

GLYPHICS CORPORATION

         The Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, a Utah based, private company that is a provider of comprehensive audio conferencing products and services. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price of $5.229 million was based on a multiple of the Glyphics' 2003 annual audited net audio conferencing business revenues (as defined in the asset purchase agreement). The purchase price was paid with the assumption of specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share. In exchange for the assets received, the Company assumed $2.466 million in debt and issued 2.8 million shares of its common stock at the date of acquisition. An additional 704,839 shares of the Company's common stock is currently being held in escrow and is subject to the claims of the Company for: (a) shortfalls in the audited audio conferencing revenues earned by the Company as compared to the audited audio conferencing business revenues of Glyphics, (b) the representations and warranties made by Glyphics' and its shareholders in the asset purchase agreement, and (c) the amount if any that the liabilities accrued or paid by the Company are in excess of those specifically scheduled and assumed as part of the asset purchase agreement. Those contingent escrow shares are contractually required to be returned to the Company by the escrow agent in the event that those revenue performance targets and contingent liability requirements are not achieved. As of March 31, 2005, the Company had accrued certain liabilities in excess of those scheduled and therefore, will be making a claim against those escrow shares, but the performance revenue target had been met. The shares were registered with the SEC pursuant to a resale prospectus dated August 2, 2005.


         The purchase price recorded was calculated as follows:

                                                                           AMOUNT
                                                                        ------------
       Issuance of iLinc's common stock (valued at $0.98 per share
               Using the five day average closing price) ............   $     2,763
       Assumed liabilities...........................................         2,466
                                                                        ------------
          Total purchase price.......................................   $     5,229
                                                                        ============

         The purchase price may change due to the ultimate resolution of purchase agreement contingencies and the potential recoveries against the shares held in escrow, if any. At December 31, 2005, the Company believes it will recover approximately 369,000 shares held in escrow due to the assumption of additional liabilities of $351,000 greater than scheduled in the purchase agreement.

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

          The purchase price of Glyphics has been allocated as follows:

                                                                           PURCHASE
                                                                        PRICE ALLOCATION
                                                                        ---------------
                                                                         (IN THOUSANDS)
         Current assets................................................ $        618
         Property and equipment........................................        1,609
         Goodwill .....................................................          998
         Identifiable intangible assets ...............................        2,004
         Current liabilities...........................................       (1,356)
         Notes payable.................................................         (753)
         Capital leases................................................         (357)
         Common stock..................................................           (3)
         Additional paid-in capital....................................       (2,760)
                                                                        ---------------
         Total                                                          $         --
                                                                        ===============

         Operating results of Glyphics are included in the accompanying statement of operations for the nine- month period ending December 31, 2005 and for the nine-month period ending December 31, 2004. The following unaudited pro forma summary of condensed financial information presents the Company's combined results of operations as if the acquisition of Glyphics had occurred at the beginning of the nine months ended December 31, 2004, after including the impact of certain adjustments including: (i) elimination of sales between the two companies and (ii) increase in amortization of the identifiable intangible assets and an increase in depreciation expense recorded as part of the acquisition.

                                                                   NINE MONTHS
                                                                      ENDED
                                                                   DECEMBER 31,
                                                                     2004
                                                               -----------------
                                                                   PRO FORMA
                                                                 (IN THOUSANDS,
                                                                EXCEPT PER SHARE
                                                                     DATA)
Revenues...................................................... $       7,810
Loss from continuing operations............................... $      (3,197)
 Net loss from continuing operations.......................... $      (4,658)

Loss per basic and diluted share from continuing operations...         (0.20)

 Weighted average shares outstanding:
    Basic and diluted.........................................        23,484

         The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the combination occurred at the beginning of the periods presented or the results of operations that may be obtained in the future.

         As part of the Glyphics acquisition, the Company recorded estimates of assumed liabilities that might necessitate payment to certain Glyphics vendors. After further review and confirmation from certain of those Glyphics vendors, the Company determined during the three months ended September 30, 2005 and the three months ended December 31, 2005, that those liabilities would not be realized. Therefore, $250,000 and $106,000 were recorded as a one-time elimination of the liabilities and a corresponding reduction in cost of software and audio services revenues was recorded in the second and third quarters of fiscal 2006, respectively. In addition, $7,000 in consulting fees and $81,000 in tax liabilities were recorded as a one-time elimination of those liabilities and a corresponding reduction in general and administrative expenses during the second and third quarter of fiscal 2006, respectively.

         The Company was able to negotiate settlements with the relevant vendors of certain of the assumed liabilities from the Glyphics. As a result, liabilities of $167,000 were eliminated and the corresponding reduction in costs was recorded as other income as a one-time reduction in costs for the three months ended December 31, 2005.

12.      DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its practice management services segment. In accordance with SFAS 144 ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS, the Company has restated its historical results to reflect its practice management service business segment as a discontinued operation.

         The Company collected the total outstanding principal on a note receivable in the amount of $65,000 that arose as a part of its discontinued operations, which was fully reserved at March 31, 2005 and was reported as income from discontinued operations at December 31, 2005.

         A summary of the results from discontinued operations for the nine months ending December 31, 2005 and 2004 are as follows:

                                                  Three months ended       Nine months ended
                                                      December 31,             December 31,
                                                  2005         2004        2005          2004
                                                  -----        -----       -----        -----
                                                    (IN THOUSANDS)           (IN THOUSANDS)
Net revenue ..............................        $ --         $ --        $ --         $ --
Operating expenses .......................          (5)          --         (17)          --
                                                  -----        -----       -----        -----
Income from operations ...................           5           --          17           --
Gain on debt settlement ..................          65           15          65           15
Tax expense ..............................          --           --          --           --
                                                  -----        -----       -----        -----
Net income from discontinued operations...        $ 70         $ 15        $ 82         $ 15
                                                  =====        =====       =====        =====

         There were no assets related to the Company's discontinued operations on the books that were not fully reserved as of December 31, 2005. Liabilities of $153,000 and $263,000 related to discontinued operations were included in Accounts Payable and Accrued Liabilities at December 31, 2005 and March 31, 2005, respectively.

13.      CAPITAL RAISE ACTIVITIES

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

         Other capital raise activities and warrant exercises are discussed further in Notes 7 and 9, respectively.

14.      RELATED PARTY TRANSACTIONS

         On July 21, 2005, James L. Dunn, Jr., the Company's CFO, purchased a note from one of the IPO Note holders. The note had a principal balance of $8,375 and was purchased at a discount. Mr. Dunn extended the term of the note that was then due until April 1, 2006. On September 30, 2005, the father of James L. Dunn Jr. invested in the Company's Series B Preferred Stock Offering and acquired 2,500 shares of iLinc Communications' Series B Preferred Stock and a Warrant to purchase 25,000 shares of the Company's common stock. The warrant is exercisable immediately at an exercise price of $0.50 and expires on September 30, 2008. Mr. James L. Dunn, Jr. has no direct and beneficial interest in his father's investment.

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

         SUCH FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANTICIPATED RESULTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, OUR DEPENDENCE ON OUR PRODUCTS OR SERVICES, MARKET DEMAND FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND CHANNEL PARTNERS, OUR ABILITY TO EXPAND OUR TECHNOLOGICAL INFRASTRUCTURE TO MEET THE DEMAND FROM OUR CUSTOMERS, OUR ABILITY TO RECRUIT AND RETAIN QUALIFIED EMPLOYEES, THE ABILITY OF CHANNEL PARTNERS TO SUCCESSFULLY RESELL OUR PRODUCTS, THE STATUS OF THE OVERALL ECONOMY, THE STRENGTH OF COMPETITIVE OFFERINGS, THE PRICING PRESSURES CREATED BY MARKET FORCES, AND THE OTHER RISKS DISCUSSED HEREIN (SEE ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE DATE HEREOF. WE EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, TO REFLECT ANY CHANGE IN OUR EXPECTATIONS OR IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS REPORT AND IN OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS. OUR REPORTS ARE AVAILABLE FREE OF CHARGE AS SOON AS REASONABLY PRACTICABLE AFTER SUCH MATERIAL IS ELECTRONICALLY FILED WITH THE SEC AND MAY BE OBTAINED EITHER FROM THE SEC AT THEIR WEB SITE LOCATED AT WWW.SEC.GOV, OR THROUGH OUR WEB SITE LOCATED AT WWW.ILINC.COM.
--------------

OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide reliable, and cost-effective tools for remote instruction, presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 8.0. Our customers may choose from several different pricing options for the iLinc Suite, and may receive our products on a stand-alone basis or integrated with one or a number of our other award-winning products, depending upon their needs. Uses of the iLinc Suite include online instruction, business meetings, sales presentations, employee training sessions, product demonstrations, and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. We market our products using a direct sales force and a distribution channel consisting of agents and value added resellers. We allow customers to choose between purchasing a perpetual license or subscribing to a term license to our products, providing for flexibility in pricing and payment methods.

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

         Our Web collaboration software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on an annual basis on either a per seat or per minute basis (the "ASP Model"). Should they choose to acquire the software using the Purchase Model, then they may either elect to host our software behind their own firewall or they may choose to have iLinc host it for them, depending upon their preferences, budget and IT capabilities. Customers who select the Purchase Model, whether hosted by iLinc or the customer, may also subscribe for ongoing customer support and maintenance services, using a support and maintenance contract with terms from one to five years. The maintenance and support fee charged is between 15% to 18% of the purchase license fee that is paid for the perpetual licenses and varies depending upon the length of the support agreement. If a customer chooses to have iLinc host their Purchase Model licenses, then the customer is charged a hosting fee equal to 10% of the purchase license fee that was paid for the perpetual license. Those customers who qualify for the iLinc Unlimited site license may subscribe to an unlimited use license. The initial iLinc Unlimited license fee is determined based upon the number of employees within the customer's organization, or other factors. The annual maintenance and support fees and hosting fees associated with an iLinc Unlimited license are then based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Unlimited license agreement. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged.

         Customers choosing the ASP Model pay a per seat (concurrent connection) on either a per month or per year basis depending upon the length and term of the subscription agreement. Hosting and maintenance are included as a part of the monthly or annual rental fees. Customers may also obtain Web conferencing and audio conferencing on a per minute basis using the iLinc On-Demand product. Those choosing the iLinc On-Demand product pay on a monthly basis typically without contractual commitment.

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

INDUSTRY TRENDS

         Industry analyst Frost and Sullivan in their recent World Web Conferencing Market report separates the Web Conferencing vendor community into distinct groups that include: service providers ("Service Providers") and software providers ("Software Providers"). The difference between Service Providers and Software Providers is that the Service Providers only offer Web conferencing as an ASP service or rental model basis. However, Software Providers offer Web conferencing as a solution that can be purchased and owned by customers (whether the software is installed internally by customers or hosted by the software provider). iLinc is one of the few top tier providers that effectively competes in both the Service Provider and Software Provider markets. While we also offer our iLinc Suite as an ASP or per minute service the predominate licensing arrangement selected by our customer base remains the Purchase Model, making us one of the leaders in the Software Provider market.

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

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended December 31, 2005 and December 31, 2004 were $3.3 million and $2.6 million, respectively, an overall increase of $706,000. This increase was the result of an increase of $142,000 in software license revenues and $417,000 in software and audio services revenues, combined with an increase of $147,000 in maintenance and professional services revenues. The overall increase was primarily the result of the planned growth in license revenues and audio services revenues from the Glyphics acquisition in the three months ended December 31, 2005 compared to the three months ended December 31, 2004, in combination with a small decrease in custom content development revenue. For the three months ended December 31, 2005 software license revenues were 26%, software and audio service revenues were 53% and maintenance and professional services revenues were 21% of total revenues, as compared to 27% for software license revenues, 52% for software and audio services revenues, and 21% for maintenance and professional services revenues for the same three months ended December 31, 2004. We expect software license revenue to become a larger percentage of total revenues as total revenues increase given our focus on the software Purchase Model, with a proportionate increase in maintenance and professional services revenues.

         Total revenues generated from continuing operations for the nine months ended December 31, 2005 and December 31, 2004 were $9.0 million and $7.3 million, respectively, an overall increase of $1.7 million. This increase was the result of a decrease of $220,000 in software license revenues, an increase of $1.7 million in software and audio services revenues in combination with an increase of $202,000 in maintenance and professional services revenues. The overall increase was primarily the result of the inclusion of audio services revenue from the Glyphics acquisition for the full nine months ended December 31, 2005 compared to seven months of audio services revenue in the nine months ended December 31, 2004. For the nine months ended December 31, 2005 software license revenues were 24%, software and audio service revenues were 57% and maintenance and professional services revenues were 19% of total revenues, as compared to 32% for software license revenues, 48% for software and audio services revenues, and 20% for maintenance and professional services revenues for the same nine months ended December 31, 2004. These changes in product mix were primarily due to the inclusion of a full nine months of software and audio conferencing revenues resulting from the Glyphics acquisition.

COST OF REVENUES FROM CONTINUING OPERATIONS

         The cost of software license revenues varies and is a function of the number of software licenses sold within the period. It consists primarily of royalty fees paid to third parties on sale of certain off-the-shelf products and the near negligible allocated costs for fulfillment and materials from the sale of the iLinc Suite of software on a Purchase Model basis. Cost of software license revenues for the three months ended December 31, 2005 and December 31, 2004 was $40,000 and $67,000, respectively, a decrease of $27,000 that was due to a reduction in the number of off-the-shelf sales made and therefore a corresponding reduction in the royalty due from those sales. Cost of software license revenues for the nine months ended December 31, 2005 and December 31, 2004 was $72,000 and $146,000, respectively, a decrease of $74,000 that was due to a reduction in the number of off-the-shelf sales made and therefore a corresponding reduction in the royalty due from those sales. Cost of software license revenues will remain a small fraction of software license revenues because the remaining royalty due is associated only with our off-the-shelf courses.

         Cost of software and audio services revenues uses a fully allocated overhead method that includes an allocation of salaries and allocable expenses resulting from the delivery of our hosted Web conferencing services, salaries and allocable expenses resulting from the delivery of our audio services organization including telephone operators, allocated facilities costs, allocated technical support costs for support services, together with direct telecommunication expenses for long distance and local dial tone connectivity, and finally allocable depreciation and amortization expenses that are attributable to providing these services. Cost of software and audio services revenues for the three months ended December 31, 2005 and December 31, 2004 was $959,000 and $1.1 million, respectively, a decrease of $137,000. This decrease was the result of a reduction in outside agent commissions of $40,000 and a reduction in royalties to off-the-shelf providers of $49,000. Additionally, as part of the Glyphics acquisition, we recorded estimates of assumed liabilities that might necessitate payment to certain Glyphics vendors. After further review and confirmation from certain of those Glyphics vendors, the Company determined that those liabilities would not be realized and therefore the liabilities were eliminated and a corresponding reduction of the expense was recorded as a one-time reduction in costs. Therefore, approximately $106,000 of the reduction in cost of revenues for the three months ended December 31, 2005 was as a result of this one-time liability elimination. This decrease was partially offset as the result of an increase in telecommunications and network costs of approximately $61,000. Cost of software and audio services revenues for the nine months ended December 31, 2005 and December 31, 2004 was $2.8 million and $2.7 million, respectively, an increase of $122,000. This increase was the result of higher telecommunications and network costs, and higher personnel and depreciation expense as a result of including the Glyphics audio business for the full nine months ended December 31, 2005 compared to seven months in the nine months ended December 31, 2004 in combination with one time Glyphics' liability eliminations of $356,000 and a reduction in royalties to off-the-shelf providers of $160,000 in the nine months ended December 31, 2005.

         Cost of maintenance and professional services revenues includes an allocation of technical support personnel and facilities costs allocable to those services revenues, consisting primarily of a portion of our facilities costs, communications and depreciation expense. The largest and most variable component of this cost is the percentage of revenues fee paid to our third party custom content subcontractor that provides custom content services that contribute to custom content revenues. This third party subcontractor cost varies directly with custom content revenues, while the remaining portion of the cost of maintenance and professional services revenues remains relatively fixed. The cost of maintenance and professional services revenues for the three months ended December 31, 2005 and December 31, 2004 was $237,000 and $217,000,
respectively, an increase of $20,000. The increase was primarily the result of a change in the level of custom content services provided and the resulting percentage costs paid to that third party subcontractor. The cost of maintenance and professional services revenues for the nine months ended December 31, 2005 and December 31, 2004 was $535,000 and $599,000, respectively, a decrease of $64,000 that was primarily a change in the level of custom content services provided and the resulting percentage costs paid to that third party subcontractor.

         Amortization of acquired developed technology consists of amortization of software and identified intangible technology that was acquired in the Quisic, Mentergy and Glyphics acquisitions. Amortization of acquired technology for the three months ended December 31, 2005 and December 31, 2004 was $82,000 and $123,000, respectively, a decrease of $41,000. The decrease was related primarily to full and final amortization of the software associated with the Quisic acquisition in May of 2005 and the LearnLinc acquisition in October 2005. Amortization of acquired technology for the nine months ended December 31, 2005 and December 31, 2004 was $309,000 and $325,000, respectively, a decrease of $16,000 which was related primarily to the net of the inclusion of amortization of the software associated with the Glyphics acquisition in June of 2004 and the full and final amortization of the software associated with the Quisic acquisition in May of 2005 and the LearnLinc acquisition in October of 2005.

GROSS PROFIT MARGIN

         Gross profit from continuing operations for the three months ended December 31, 2005 and December 31, 2004 was $2.0 million and $1.1 million, respectively, an overall increase of $891,000. The increase was a result of an overall increase in total revenues of $706,000. Gross profit from continuing operations for the nine months ended December 31, 2005 and December 31, 2004 was $5.2 million and $3.5 million, respectively, an overall increase of $1.7 million. The increase was a result of an overall increase in total revenues of $1.7 million. We expect to see continuing gains in gross profit margin as a result of continued emphasis on the sale of the iLinc Suite on a Purchase License basis on both a concurrent seat and iLinc Unlimited site license basis. In any given period should custom content revenues rise then we would expect a proportional increase in the cost of maintenance and professional services and a corresponding decrease in gross profit margin which would not be an indication of the potential profitability of the core iLinc Web and audio conferencing business.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         In August of 2005, we announced the implementation of an organization-wide overhead reduction program. We began to see the savings in the September and December quarters that were a result of the implementation of that plan. We expect continued savings to be realized in the subsequent quarters from both this cost reduction program and our efforts with debt to equity conversions, but at a lesser rate due to the high level of fixed costs.

         Total operating expenses consist of research and development expenses, sales and marketing expenses, and general and administrative expenses. We incurred total operating expenses from continuing operations for the three months ended December 31, 2005 and December 31, 2004 of $1.5 million and $1.8 million, respectively, a decrease of $275,000. The decrease was the result of that overhead reduction program providing overall savings of $67,000 in research and development expenses, $192,000 in sales and marketing expenses and $16,000 in general and administrative expenses. Total operating expenses for the nine month ended December 31, 2005 and December 31, 2004 were $4.9 million and $6.5 million, respectively, a decrease of $1.5 million. The decrease was primarily the result of the overhead reduction providing savings of $104,000 in research and development expenses, $919,000 in sales and marketing expenses and $506,000 in general and administrative expenses.

         Research and development expenses represent expenses incurred in connection with the development of new software products, new software product versions and the development of other eLearning services. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocation and allocated depreciation and amortization expense. Research and development expenses from continuing operations for the three months ended December 31, 2005 and December 31, 2004 were $351,000 and $418,000, respectively, a decrease of $67,000. The decrease was a result of an overall decrease of $83,000 in salaries and benefits which was slightly offset by an increase in contract labor of $23,000 and a reduction of $6,000 in allocated telecommunication costs that were attributed to management's overall cost reduction program that was implemented in August of 2005, and which resulted in expenses remaining relatively flat as compared to the second quarter of fiscal 2006. Research and development expenses from continuing operations for the nine months ended December 31, 2005 and December 31, 2004 were $1.1 million and $1.2 million, respectively, a decrease of $104,000. The slight decrease was a result of an overall decrease of $17,000 in salaries and benefits which was slightly offset by an increase in contract labor of $21,000 and a reduction of $53,000 in allocated telecommunication costs, a reduction of $17,000 in computer-related expenses, and a reduction of $36,000 in allocated facility and depreciation costs that were the result of management's overall cost reduction program that was implemented in August of 2005.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising, and other marketing expenses. Sales and marketing expense from continuing operations for the three months ended December 31, 2005 and December 31, 2004 was $701,000 and $893,000, respectively, a decrease of $192,000. The decrease was a result of an overall decrease of $130,000 in salaries and benefits, a reduction of $45,000 in marketing expenditures, an increase of $8,000 in consulting fees related to marketing efforts, and a reduction of $25,000 in overhead allocations for facilities costs. This reduction in overall overhead is the direct result of management's cost reduction program that was implemented in August of 2005, the effects of which resulted in continued savings in the third quarter of fiscal 2006. We expect to see slight declines in the coming quarter but not as dramatic a decline as we continue to invest in sales and marketing activities that we hope will lead to like gains in software license revenues and software and audio services revenues. Sales and marketing expense from continuing operations for the nine months ended December 31, 2005 and December 31, 2004 was $2.3 million and $3.2 million, respectively, a decrease of $919,000. The decrease was a result of an overall decrease of $454,000 in salaries and benefits, a reduction of $344,000 in marketing expenditures, a reduction of $43,000 in travel and entertainment costs and a reduction of $36,000 in general allocated costs like contract labor, recruiting of sales staff, and general facilities costs. The cost reductions over the nine month period were primarily accomplished during the six month period ended December 31, 2005 as a part of our overall cost reduction program implemented in August of 2005, with the exception of marketing expenses which were reduced in the first half of the six month period ended September 30, 2005 as we focused on internal campaigns to existing customers and less on recruitment of new software license customers.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing, with the bulk of those general and administrative expenses comprised of executive salaries, rent and the costs associated with being a public company like accounting and legal costs. General and administrative expenses from continuing operations for the three months ended December 31, 2005 and December 31, 2004 were $485,000 and $501,000, respectively, a decrease of $16,000. The decrease was primarily the result of a reduction in tax liabilities of $93,000, of which $81,000 related to the release of a tax liability that was recorded as an estimate as part of the Glyphics acquisition. After further review and confirmation from the tax authority, the Company determined that the tax liability would not be realized and therefore the liability was eliminated and a corresponding reduction of the expense was recorded as a one-time reduction in costs. For the three month period, the decrease was also a result of a decrease in salaries and benefits to executive and other administrative staff of $4,000, a decrease of $20,000 in contract labor and a decrease of $24,000 in accounting fees. The overall decrease was offset by an increase in legal costs of $20,000, an increase in investor relations expenses of $30,000, an increase in bad debt expenses of $34,000 and an increase in consulting fees of $35,000. General and administrative expenses from continuing operations for the nine months ended December 31, 2005 and December 31, 2004 were $1.6 million and $2.1 million, respectively, a decrease of $506,000. This decrease included a decrease in salaries and benefits to executives and other administrative staff of $135,000, a decrease of $46,000 in recruiting fees, a decrease of $179,000 in accounting fees, and a reduction in costs associated with premises of $149,000, primarily offset by an increase in legal costs of $17,000, a decrease in investor relations expenses of $47,000, an overall increase in bad debt expenses of $54,000 and a decrease in other taxes of $85,000 over the nine month period. The cost reductions over the nine month period were primarily accomplished during the three month period ended September 30, 2005 as a part of the overall cost reduction program although these costs remained relatively flat in the third quarter 2006 as compared with the second quarter of 2006, with the exception of accounting and investor relation expenses that were reduced as a result of changes in our outside auditor and investor relation programs in the first half of this fiscal year.

EARNINGS FROM OPERATIONS

         In August of 2005, we announced the implementation of an overall overhead reduction program. We began to see the savings that were a result of the implementation of that plan in the September quarter. As a continued result of that plan, we posted earnings from operations of $419,000 for the three months ended December 31, 2005 as compared to a loss from operations of $747,000 for the three months ended December 31, 2004, a positive change of $1.2 million. This change was primarily the result of overall cost savings of $185,000 in cost of revenues and $275,000 in operating expenses and increases due to gains in revenues of $706,000. As revenues continue to rise and our cost containment program continues to have an impact we expect continued improvement in earnings from operations. In addition, approximately $106,000 of the reduction in cost of sales and $81,000 of the reduction in operating expenses for the three months ended December 31, 2005 was as a result of a one-time liability elimination related to the Glyphics acquisition as discussed above. We posted income from operations for the nine months ended December 31, 2005 of $273,000 and a loss from operations for the nine months ended December 31, 2004 of $3.0 million, a positive change of $3.2 million. The cost reductions over the nine-month period were primarily accomplished during the three-month period ended September 30, 2005 as a part of our overall cost reduction program that was implemented for the most part in August of 2005. These cost reductions were maintained in the three-month period ended December 31, 2005.

INTEREST EXPENSE AND EXPENSE FROM DEBT CONVERSION

         In order to clearly identify the difference between the interest expense that is paid in cash on our outstanding debt and the non-cash interest expense associated with the beneficial conversion features and conversion of our debt we have segregated and itemized those expenses.

         Interest expense from continuing operations paid on outstanding debt instruments for the three months ended December 31, 2005 and December 31, 2004 was $246,000 and $263,000, respectively, a decrease of $17,000 primarily as a result of debt conversions during the second quarter of fiscal 2006. We incurred non-cash interest expense for the three months ended December 31, 2005 and December 31, 2004 of $213,000 and $162,000, respectively, an increase of $51,000. Interest expense from continuing operations paid on outstanding debt instruments for the nine months ended December 31, 2005 and December 31, 2004 was $773,000 and $849,000, respectively, a decrease of $76,000 as a result of debt conversions mostly occurring in the quarter ending September 30, 2005. We incurred non-cash interest expense for the nine months ended December 31, 2005 and December 31, 2004 of $705,000 and $665,000, respectively, an increase of $40,000.

INTEREST INCOME AND OTHER

         As part of the Glyphics acquisition, we recorded estimates of assumed liabilities that might necessitate payment to certain Glyphics vendors. The Company was able to negotiate settlements with certain of those vendors. As a result, the liabilities were eliminated and the corresponding reduction in costs of $167,000 was recorded as other income as a one-time reduction in costs for the three months ended December 31, 2005.

GAIN ON THE SALES OF ASSETS

         We recorded gains on the sale of assets for the nine months ended December 31, 2005 and December 31, 2004, in the amount of $40,000 and $0, respectively, resulting from the sale to an existing partner of a portion of our off-the-shelf course library that we had acquired in the Quisic acquisition, in which we received $20,000 in cash and issued a note receivable for $20,000.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         We disclosed no tax benefit on our Condensed Consolidated Statement of Operations during the three months and the nine months ended December 31, 2005 or 2004, respectively because we concluded that it was not likely that we would be able to recognize the tax asset available to us due to the lack of operating history in the Web conferencing and audio conferencing markets. Accordingly, since we are reporting a net loss for the nine months ended December 31, 2005, we have not recorded a tax expense for the net income reported for the three months ended December 31, 2005. At December 31, 2005 and March 31, 2005, we have net deferred tax assets of $12.2 million and $11.7 million, respectively, with corresponding valuation allowances. Our tax assets are scheduled to expire over a period of five to thirteen years.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, we discontinued our practice management services. Results of operations from this segment are presented as discontinued operations for the nine months ended December 31, 2005 and 2004 in accordance with SFAS 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.

         Net income from discontinued operations for the three months ended December 31, 2005 and 2004 was $70,000 and $15,000, respectively. Net income from discontinued operations for the nine months ended December 31, 2005 and 2004 was $82,000 and $15,000, respectively.

         Cash flows provided by discontinued operations were $86,000 and $202,000 for the nine months ended December 31, 2005 and 2004, respectively.

         The Company collected the total outstanding principal on a note receivable in the amount of $65,000 that arose as a part of its discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         We have a working capital deficiency and have only recently posted earnings from operations and net income. We currently do not have existing working capital and had not until recently generated positive cash flows from operations. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the near term. These matters, among others, including our limited operating history as a provider of Web and audio conferencing have caused our auditors to conclude in their report on our consolidated financial statements at and for the year ending March 31, 2005 that there is doubt about our ability to continue as a going concern. Our plan with regard to these matters includes the continued development, marketing and licensing of our products and services through both internal sales efforts and through external channel partnerships. We plan to expand where appropriate with external growth by acquisition, with those acquisitions possibly including direct and indirect providers of audio conferencing as well as Web conferencing products and services. Although we continue to pursue these plans, there is no assurance that we will continue to be successful in obtaining sufficient revenues from our Web and audio conferencing products and services to continue to generate profits or to provide adequate cash flows to sustain our operations. Our continuation as a company may be dependent on our ability to either raise additional capital, continue to increase sales and revenues, or generate positive cash flows from operations in order to maintain profitability.

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

         As of December 31, 2005, and March 31, 2005, we had a working capital deficit of $2.8 million and $4.3 million, a positive change of $1.4 million. Current assets included $618,000 in cash, $1.5 million in accounts receivable, and $187,000 in prepaid expenses. Current liabilities consisted of $864,000 of deferred revenue, $788,000 of current maturities of long-term debt and capital leases and $1.2 million in accounts payable and $2.3 million of accrued liabilities.

         Cash provided by operating activities from continuing operations was $385,000 during the nine months ended December 31, 2005 and cash used in operating activities was $2.4 million during the nine months ended December 31, 2004. Cash provided by operating activities from continuing operations during the nine months ended December 31, 2005 was primarily attributable to a net loss of $1.3 million, decreases in accounts payable of $671,000, increases in prepaid expenses of $118,000, and decreases in deferred revenue of $150,000. These items were partially offset by non-cash expenses and revenues of $2.3 million and decreases in accounts receivable of $340,000. Cash used in operating activities during the nine months ended December 31, 2004 was primarily attributable to a net loss of $4.4 million, increases in accounts receivable and prepaid expenses of $334,000 and $60,000, respectively and a decrease in deferred revenue of $26,000. These items were partially offset by increases in accounts payable and accrued liabilities of $470,000 and non-cash expenses and revenues of $2.0 million.

         Cash used in investing activities from continuing operations was $133,000 for the nine months ended December 31, 2005, while cash used in investing activities from continuing operations was $541,000 for the nine months ended December 31, 2004. Cash used in investing activities during the nine months ended December 31, 2005 was due to capital expenditures of $52,000, payment on the Mentergy royalty earn-out of $100,000 and acquisition related expenses of $4,000 partially offset by $20,000 in proceeds from the sale of software and by $3,000 in collection on notes receivable. Cash used by investing activities for the nine months ended December 31, 2004 was due to $399,000 of acquisition related royalty expenses, $111,000 of capital expenditures, and $35,000 of deferred offering costs.

         Cash used in financing activities from continuing operations was $252,000 during the nine months ended December 31, 2005, while cash provided by financing activities from continuing operations was $2.8 million during the nine months ended December 31, 2004. Cash used in financing activities during the nine months ended December 31, 2005 was attributable to the repayment of debt and capital leases totaling $324,000, payment of preferred dividends of $91,000, and financing costs of $28,000, offset by $150,000 in proceeds from the issuance of Series B preferred stock and $41,000 proceeds from the exercise of outstanding warrants. Cash provided in financing activities during the nine months ended December 31, 2004 was primarily due to proceeds of $3.6 million related to the issuance of unsecured senior notes net of financing costs incurred and common stock of the Company in April 2004, offset by repayment of debt and capital leases of $739,000.

INFORMATION RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         In connection with our initial public offering (IPO) in March of 1998, we issued notes to certain shareholders who had provided capital prior to the IPO. These notes were originally due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the noteholders agreed to extend the maturity date and accept installment payments that are due during the year ended March 31, 2006. The outstanding principal balance on these notes is $228,000 as of December 31, 2005. The Company has agreed to make installment payments totaling $228,000. As of December 31, 2005, the Company owed installment payments of $154,000 on those IPO Notes, with no claims of default by the holders of the IPO notes, other than RTT Investments.

         In March 2002, we completed a private placement offering (the "2002 Convertible Note Offering") that provided gross proceeds of $5,775,000. Under the terms of the 2002 Convertible Note Offering, we issued notes and warrants to purchase 5,775,000 shares of our common stock. These notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The note holders may convert their principal into shares of our common stock at the fixed price of $1.00 per share. We may force conversion of these notes into shares of our common stock at the fixed conversion price of $1.00, if at any time the 20 trading day average closing price of our common stock exceeds $3.00 per share. These notes are unsecured and subordinated to any present or future indebtedness without consent of the holder. Those warrants expired on March 29, 2005 without exercise. The exercise price of the warrants was $3.00 per share. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000, which is being amortized as a component of interest expense of unsecured convertible redeemable subordinated notes over the ten-year term of the notes. Since the carrying value of the notes was less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized as interest expense over the ten year term of the notes. Upon conversion of a note, any remaining discount associated with the beneficial conversion feature of the converted notes will be expensed in full at the time of conversion. The common stock underlying these notes was registered with the SEC and may be sold if converted into common stock pursuant to a resale prospectus dated May 24, 2004. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 shares of our common stock at a price of $1.00 per share. Since April 1, 2005 holders with a principal balance of $525,000 have converted their notes and $7,652 of accrued interest into 1,971,088 shares of the Company's common stock at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the nine-month period ending December 31, 2005. As a result of the conversions since April 1, 2005, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively at the time of conversion.

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

         In April of 2004, we completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, we issued $3,187,000 in unsecured senior notes and 1,634,550 shares of our common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of our common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by us at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all our existing and future indebtedness. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of our common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended December 31, 2005. Effective November 9, 2005, the placement agent exercised warrants for 163,455 shares of our common stock at a price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000.

         The Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, a Utah based, private company that is a provider of comprehensive audio conferencing products and services. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price of $5.229 million was based on a multiple of the Glyphics' 2003 annual audited net audio conferencing business revenues (as defined in the asset purchase agreement). The purchase price was paid with the assumption of specific liabilities, with the balance paid using the Company's common stock at the fixed price of $1.05 per share. In exchange for the assets received, the Company assumed $2.466 million in debt and issued 2.8 million shares of its common stock at the date of acquisition. An additional 704,839 shares of the Company's common stock is currently being held in escrow and is subject to the claims of the Company for: (a) shortfalls in the audited audio conferencing revenues earned by the Company as compared to the audited audio conferencing business revenues of Glyphics, (b) the representations and warranties made by Glyphics' and its shareholders in the asset purchase agreement, and (c) the amount if any that the liabilities accrued or paid by the Company are in excess of those specifically scheduled and assumed as part of the asset purchase agreement.

         Those contingent escrow shares are contractually required to be returned to the Company by the escrow agent in the event that those revenue performance targets and contingent liability requirements are not achieved. As of March 31, 2005, the Company had accrued certain liabilities in excess of those scheduled and therefore, will likely be making a claim against those escrow shares, but the performance revenue target had been met. The shares were registered with the SEC pursuant to a resale prospectus dated August 2, 2005.

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

CONTRACTUAL OBLIGATIONS

         The following schedule details all of our indebtedness and the required payments related to such obligations at December 31, 2005 (in thousands):

                                                   DUE IN                               DUE IN YEARS
                                                 LESS THAN      DUE IN     DUE IN YEAR    FOUR AND     DUE AFTER
                                      TOTAL       ONE YEAR     YEAR TWO       THREE         FIVE      FIVE YEARS
                                --------------------------------------------------------------------------------
Long term debt obligations ....      $ 8,742      $   670      $ 2,968      $     2      $     2      $ 5,100
Capital lease obligations .....          118          118           --           --           --           --
Interest expense ..............        4,307          933          773          612        1,224          765
Operating lease obligations ...          858          608          250           --           --           --
Base salary commitments
   under employment
   agreements .................          810          435          375           --           --           --
                                 -------------------------------------------------------------------------------
Total contractual obligations .      $14,835      $ 2,764      $ 4,366      $   614      $ 1,226      $ 5,865
                                 ===============================================================================

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

WE HAVE LIMITED FINANCIAL RESOURCES AND MAY NOT REMAIN PROFITABLE.

         We have incurred substantial operating losses and have limited financial resources at our disposal. We have long-term obligations that we will not be able to satisfy without additional debt and/or equity capital and/or ultimately generating profits and cash flows from our Web conferencing and audio conferencing operations. If we are unable to remain profitable, we will face increasing demands for capital. We may not be successful in raising additional debt or equity capital and may not remain profitable. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the short term.

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

LISTING QUALIFICATIONS MAY NOT BE MET.

         The American Stock Exchange's continued listing standards require that we maintain stockholders' equity of at least $4.0 million if we have losses from continuing operations and/or net losses in three of our four most recent fiscal years. We have sustained losses in three of our four most recent fiscal years and therefore must maintain stockholders' equity of at least $4.0 million. If now or in the future, we fail to maintain a sufficient level of stockholders' equity in compliance with those and other listing standards of the American Stock Exchange then we would be required to submit a plan to the American Stock Exchange describing how we intended to regain compliance with the requirements.

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On December 31, 2005, 28,615,035 shares of our common stock were issued, of which 1,432,412 were held in treasury, and 17,151,292 additional shares of our common stock were reserved for issuance in the form of warrants, convertible notes and convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

WE ARE EXPOSED TO RISKS RELATING TO THE EFFECTIVENESS OF OUR INTERNAL CONTROLS

         On August 11, 2004, our independent registered public accountants orally notified our Audit Committee that they had identified significant deficiencies regarding our internal controls. The deficiencies noted were lack of sufficient management oversight over and the proper segregation of duties of the accounting department. On November 12, 2004, our independent registered public accountants orally notified our Audit Committee that they had identified a material weakness regarding our internal controls. The material weakness noted was the lack of sufficient control over the sales order and revenue recognition process. Our management evaluated the design and operation of our disclosure controls and procedures as of December 31, 2004 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), were not effective as of December 31, 2004.

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

         Under our current accounting practice, stock compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Beginning with the fiscal quarter beginning April 1, 2006, we will be required to report all employee stock options as an expense based on a change in the accounting standards and our earnings will be negatively impacted, which could adversely affect prevailing market prices for our common stock and increase our anticipated net losses.

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

         As of December 31, 2005, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $8.3 million at fixed interest rates of 10% to 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness of $452,000 bear interest rates of 6% to 26.99%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 4.  CONTROLS AND PROCEDURES

         We evaluated the design and operation of our disclosure controls and procedures as of December 31, 2005 to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective and ensure that (i) we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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


         During the third quarter ended December 31, 2005, no changes were made to our internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.


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

3.8         Revised Certificate of Designations of Series B Preferred Stock
4.1(1)      Form of certificate evidencing ownership of Common Stock of the
            Company
4.6(7)      Form of certificate evidencing ownership of Common Stock of the
            Company
4.7(8)      Form of Convertible Redeemable Subordinated Note
4.9(14)     Form of Redeemable Warrant (2003 Private Placement Offering)
*10.1(20)   The Company's amended and restated stock compensation plan
*10.9(7)    Employment Agreement dated November 12, 2000 between the Company and
            James M. Powers, Jr.
+*10.11(19) Employment Agreement dated February 15, 2001 between the Company and
            James L. Dunn, Jr. with Amendments
10.14(9)    Plan of Reorganization and Agreement of Merger by and among the
            Company, Edge Acquisition Subsidiary, Inc. and the Stockholders of
            Learning-Edge, Inc.
10.15(10)   Plan of Reorganization and Agreement of Merger by and among the
            Company, TW Acquisition Subsidiary, Inc., ThoughtWare Technologies,
            Inc. and the Series B Preferred Stockholder of ThoughtWare
            Technologies, Inc.
10.16(11)   Asset Purchase Agreement by and among the Company and Quisic
            Corporation. Common Stock Purchase Agreement by and between the
            Company, Investor Growth Capital Limited, A Guernsey Corporation and
            Investor Group, L.P., A Guernsey Limited Partnership and Leeds
            Equity Partners III, L.P.
10.16(12)   Asset Purchase Agreement by and among the Company, and Mentergy,
            Inc. and its wholly-owned subsidiaries, LearnLinc Corp and
            Gilat-Allen Communications, Inc.
10.17(14)   Subcontractor Agreement between the Company and Interactive Alchemy,
            Inc.
*10.18(17)  Employment Agreement dated January 6, 2004 between the Company and
            Nathan Cocozza
10.19(17)   Note Purchase Agreement dated February 12, 2004 between the Company and certain creditors
10.20(17)   Unit Purchase and Agency Agreement dated April 19, 2004 between the
            Company and Cerberus Financial, Inc.
10.21(17)   Placement Agency Agreement dated March 10, 2004 between the Company and Peacock, Hislop, Staley, and Given, Inc.
10.22(16)   Asset Purchase Agreement and Plan of Reorganization by and between the Company and Glyphics Communications, Inc.
*10.23(18)  Employment Agreement dated June 1, 2004 between the Company and Gary
            L. Moulton
*10.24(18)  Employment Agreement dated July 19, 2004 between the Company and
            John S. Hodgson
*10.25(19)  Employment Agreement dated March 14, 2005 between the Company and
            David Iannini
14.1(18)    Code of Ethics 16(13) Letter re Change in Certifying Accountant
+31.1       Chief Executive Officer Section 302 Certification
+31.2       Principal Financial Officer Section 302 Certification +32.1 Chief
            Executive Officer Section 906 Certification
+32.2       Principal Financial Officer Section 906 Certification

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


       * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15 of Form 10-K.
       +   Furnished herewith as an Exhibit

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, iLinc Communications, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ILINC COMMUNICATIONS, INC.
Dated: February 14, 2006

                                 By: /s/ James M. Powers, Jr.
                                     ------------------------------------------
                                 Chairman of the Board, President and Chief
                                 Executive Officer


                                 By: /s/ James L. Dunn, Jr.
                                     ------------------------------------------
                                 Senior Vice President & Chief Financial Officer