Form 10-K
period 2006-03-31
ILINC COMMUNICATIONS INC
filed 2006-06-29
CIK 1042291

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                    FORM 10-K

                        For Annual and Transition Reports
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                   (MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2006.
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from _________ to _________.
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

Securities registered pursuant to           Name of Exchange on Which Registered
     Section 12(b) of the Act                      AMERICAN STOCK EXCHANGE
COMMON, $0.001 PAR VALUE PER SHARE

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

         Indicate by check mark whether the registrant is a small company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on the American Stock Exchange as of March 31, 2006, was approximately 8,933,603 using a closing price of $0.41 per share.

         The number of shares of common stock of the registrant, par value $0.001 per share, outstanding at June 26, 2006 was 32,909,703, net of shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement relating to the Annual Meeting of Stockholders of the registrant to be held on August 18, 2006 are incorporated by reference into Part III of this Report.

================================================================================



FORM 10-K REPORT INDEX


                                                    PART I
Item 1.     Business...................................................................................4
Item 1A.    Risk Factors...............................................................................9
Item 2.     Properties.................................................................................13
Item 3.     Legal Proceedings..........................................................................13
Item 4.     Submission of Matters to a Vote of Security Holders........................................13
Item 4A.    Executive Officers.........................................................................14


                                                   PART II
Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters.......................15
Item 6.     Selected Financial Data....................................................................16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......17
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.................................34
Item 8.     Financial Statements and Supplementary Data................................................35
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......68
Item 9A.    Controls and Procedures....................................................................68
Item 9B.    Other......................................................................................69


                                                    PART III
Item 10.    Directors and Executive Officers of the Registrant.........................................69
Item 11.    Executive Compensation ....................................................................69
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
               Shareholder Matters.....................................................................69
Item 13.    Certain Relationships and Related Transactions.............................................69
Item 14.    Principal Accountant Fees..................................................................70


                                                    PART IV
Item 15.    Exhibits and Financial Statement Schedules.................................................70

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

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. We develop and sell software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 8.01. Our customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. We market our products using a direct sales force and a distribution channel consisting of agents and value added resellers. We allow customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in pricing and payment methods. Our revenues are a mixture of high margin perpetual licenses of software and monthly recurring revenues from annual maintenance, hosting and support agreements, and other products and services.

PRODUCTS AND SERVICES

WEB CONFERENCING AND WEB COLLABORATION

         The iLinc Suite is a four-product suite of software that addresses the most common business collaboration needs.

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

         Our Web collaboration software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on an annual basis on either a per seat or per minute basis (the "ASP Model"). Should they choose to acquire the software using the Purchase Model, then they may either elect to host our software behind their own firewall or they may choose to have iLinc host it for them, depending upon their preferences, budget and IT capabilities. Customers who select the Purchase Model, whether hosted by iLinc or the customer, may also subscribe for ongoing customer support and maintenance services, using a support and maintenance contract with terms from one to five years. iLinc launched the Enterprise Unlimited perpetual licensing model during fiscal 2006, which enables customers to pay a one-time up-front fee for unlimited, organization-wide Web conferencing. The maintenance and support fee charged is between 15% and 18% of the purchase license fee that is paid for the perpetual licenses and varies depending upon the length of the support agreement. If a customer chooses to have iLinc host their Purchase Model licenses, then the customer is charged a hosting fee equal to 10% of the purchase license fee that was paid for the perpetual license. Those customers who qualify for the iLinc Enterprise Unlimited site license may subscribe to an unlimited use license. The initial iLinc Enterprise Unlimited license fee is determined based upon the number of employees within the customer's organization, or other factors. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are then based upon a fixed rate per-seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged.

         Customers choosing the ASP Model pay per seat (concurrent connection) on either a per month or per year basis depending upon the length and term of the subscription agreement. Hosting and maintenance are included as a part of the monthly or annual rental fees. Customers may also obtain Web conferencing and audio conferencing on a per minute basis using the iLinc On-Demand product. Those choosing the iLinc On-Demand product pay on a monthly basis typically without contractual commitment.

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

         Customers may purchase our audio conferencing products and services, without an annual contract commitment, on a monthly recurring usage basis, and often subscribe for a fixed per-minute rate.

OTHER PRODUCTS AND SERVICES

         In addition to the iLinc Suite of products and services, we offer to our customers an array of e-Learning and training products and services. We offer training software products that, like iLinc, promote online collaboration with products that integrate with our LearnLinc software. These include:
TestLinc which is an assessment and quizzing tool that allows for formal testing and evaluation of students and i-Canvas which is a training content development software that allows non-technical training professionals to create Web-based training courses without programming. i-Canvas is sold on an individual user perpetual license basis. We offer custom content development services through a subcontractor relationship. We also offer a library of online courses focused upon the training of executives on essential business topics. Our off-the-shelf online library of content includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College.

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

INDIRECT SALES

         iLinc has formed relationships with several organizations that market and sell our products and services through their sales distribution channels. The relationships can be categorized into those that act as agents which sell on behalf of iLinc and value added resellers (VAR's) that actively sell our products and provide product support typically to their own existing customer base. As of March 31, 2006, we had over 30 organizations selling our products providing indirect sales in North America and in countries outside North America, including the United Kingdom, Spain, Italy, Germany, Colombia, and Japan. Our value added resellers execute agreements to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the VAR licenses the product from us and resells the product to its customers. Under those VAR agreements, we record only the amount paid to us by the VAR as revenue and recognize revenue when all revenue recognition criteria have been met.

CUSTOMERS

         Approximately 3,000 corporate, higher education, and government customers use iLinc inside of their organizations for their Web and audio conferencing needs, including 25 Fortune 500 companies. Our corporate customer list includes notable customers in financial services such as Aetna, Allianz Life, Guardian Life Insurance, JPMorgan Chase, St. Paul Travelers Insurance and Citigroup; high tech, with customers such as California Software Corporation, Qualcomm, Sabre Holdings, Inc., Sony and Xerox Corporation; and professional services organizations, such as EDS, Greenberg Traurig, and McKinsey & Company. We have more than 80 higher education organizations including Benedictine University, Creighton University, Kent State University, University of New Hampshire, National University, The State Universities of New York, Tulane and Villanova University. iLinc also has an impressive list of state and Federal Government clients such as the State of Louisiana, the State of Oregon, the U.S. Army, U.S. Navy, the Coast Guard and the Department of Defense. Our reach includes customers both within the United States, Canada, Mexico, and outside North America.

AWARDS AND ACKNOWLEDGEMENTS

         We are proud of the recognition received by the Company from leading industry experts including Forrester Research and Front & Sullivan. In June 2006, Forrester Research, an independent research firm, names iLinc as a "Strong Performer" in their report titled "The Forrester WaveTM: Web Conferencing Q2 2006." In January 2006, the Company received the 2006 Excellence in Technology Award from industry analyst Frost & Sullivan in which the firm noted that iLinc delivers "...breakthrough technology that addresses real issues facing organizations deploying Web conferencing enterprise-wide." Together with our predecessors, we have been honored with more than 60 awards from notable authorities such as the American Society for Training and Development ("ASTD"), analyst Brandon Hall, and e-Learning Magazine, which selected iLinc as a Best of e-Learning company in 2005. The list of awards includes four National Telly Awards, six Software Service Provider of the Year Awards, and two Gold Medals from e-Learning authority Brandon Hall. Software from our organization has taken first place in two Software Shootouts held at the Online Learning conference in which e-Learning professionals decided which products were best-of-class based on functionality and ease of use. Notably, in 2002 our Web conferencing software was voted first place at the synchronous software shootout held at Online Learning Expo besting industry leaders WebEx, Centra and PlaceWare (purchased by Microsoft and now Microsoft Live Meeting). In late 2005, Web conferencing Analysts Wainhouse Research noted "iLinc offers a licensing model that supports organizations that have made a strategic commitment to Web conferencing," and in a May 2005 report iLinc was noted to be the "1st virtual classroom product & still a technology leader" by the analyst firm Bersin and Associates. We continue to receive recognition from analysts and notable experts as we maintain a leadership position in the conferencing and collaboration market.

TECHNOLOGY & INTELLECTUAL PROPERTY

         Our existing technology and intellectual property were originally developed by organizations that we have acquired, including the assets from the Mentergy and Glyphics transactions, (see public filings for further description of those transactions). We host our software and provide Internet connectivity from our dedicated servers in Los Angeles, California; Phoenix, Arizona; Springville, Utah; and Troy, New York. We maintain a network infrastructure on-premises in our Phoenix, Springville, and Troy offices, and through leased data centers in Los Angeles. Our data network is redundant in design and is secure from unauthorized access. Our Web collaboration software products are client/server applications that operate in a Windows environment. Our hosted Web conferencing product utilizes this Windows environment but also operates an extended front-end system that operates in a Linux environment using an Oracle database, with redundant load balancing hardware to ensure maximum system availability.

RESEARCH & DEVELOPMENT

         The Company invested a substantial portion of its working capital and resources in the continued development of its software and technologies. We employ full-time engineers, programmers and developers that are located in Troy, New York and Phoenix, Arizona, who are constantly focused on developing new features and enhancements to our existing software offering and expanding that offering with new products and services. The primary focus of our research and development efforts is on improving the functionality and performance of the iLinc Suite as well as developing new features that meet changing market demands. In the 2005 fiscal year, we invested over $1.5 million in direct and indirect research and development activities and $1.4 million in the 2006 fiscal year. We expect to continue to make significant investments in research and development for the next several years.

CUSTOMER SERVICE

         We employ full-time Tier 1 and Tier 2 customer support and technical support representatives, who are located in Troy, New York and Springville, Utah, and are constantly focused on the delivery of high-quality service and support to our existing customer base and channel partners. We offer varying levels of support, depending upon the maintenance and support agreement executed by the customer, that include telephone support through a toll-free number and an email support request system. We also offer access to self-help information that includes a database of frequently asked questions, quick reference and advanced end-user guides, online tutorials, and access to a real-time searchable knowledge database. Our response times vary depending upon the issue, but the vast majority of our customer support questions are addressed during the initial support call. Customer issues and support tickets are tracked within our CRM database for use by our technical support teams and customers searching the knowledge database.

COMPETITION

         We believe that our current Web conferencing software has specific and unique characteristics that match the needs of our customers and target markets. The Company intends to leverage these strengths as well as direct product development efforts to continue to enhance the software to meet the specific needs of these markets.

         With our emphasis on our Web collaboration four-product suite, we face competition from various Web conferencing and collaboration software companies including WebEx, Microsoft Live Meeting, and Centra, as well as providers of similar software such as Interwise and Breeze. The Web collaboration, virtual classroom, and Web conferencing industry continues to change and evolve rapidly, and we expect continued consolidation within the industry. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, and other resources and greater name recognition than we have. We have identified what we believe to be the principal competitive factors in our markets, including: ease of use, breadth and depth of feature set, quality and reliability of products, pricing, security, and our ability to develop and support software license sales. Although we believe our products compete favorably, we may not be able to maintain a competitive position against current and potential competitors, especially those with greater financial resources.

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

         June 2004 - Glyphics Communications, Inc., ("Glyphics") a provider of comprehensive audio conferencing products and services. On June 3, 2004, the Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., a Utah based private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price was $5.349 million. The purchase price was paid with the assumption of $2.466 million in specific liabilities, with the balance paid using the Company's common stock, which included the issuance of 2,820,355 shares valued at $0.98 per share upon execution of the agreement, and 308,133 shares valued at $0.39 per share upon release of escrow pending the settlement of certain acquisition contingencies. Subsequent to March 31, 2006, 704,839 shares were released from escrow related to the acquisition of Glyphics. Of that amount, 396,706 shares were returned to iLinc Communications due to the Company assuming obligations of $377,815 greater than scheduled in the purchase agreement. The remaining 308,133 shares were issued to the Glyphics shareholders at $0.39 per share based on the closing price of the agreement date of April 18, 2006. These shares were recorded as outstanding on March 31, 2006 pursuant to the terms of the Escrow Agreement.

EMPLOYEES

         As of March 31, 2006 we employed 78 employees (including seven part-time employees). This includes 30 employees at our corporate offices in Phoenix, Arizona and 36 employees in our Springville, Utah facility. We also have 9 employees located in our development office in Troy, New York and 3 employees who work remotely in other states. None of our employees are represented by collective bargaining agreements.

         The populations of our functional organizations on March 31, 2006 included 13 sales employees, three marketing employees, 18 programming and technical support employees, 34 audio conferencing operators and support employees, and 13 finance, executive and administrative employees.

LEGACY DENTAL PRACTICE MANAGEMENT BUSINESS TREATED AS DISCONTINUED OPERATIONS

         The Company began its operations in March of 1998, with the simultaneous roll-up of 50 dental practices (an "Affiliated Practice") and an initial public offering. The Company's initial goals were to provide training and practice enhancement services nationwide to our Affiliated Practices using our proprietary Web-based learning management and financial reporting system. Beginning in April of 2000, the Company modified its affiliated service agreements and commensurate with that change the Company recorded certain charges against earnings during the fiscal years ended March 31, 2002 and March 31, 2001. The Company modified its business plan moving away from its dental practice management business during its fiscal year ended March 31, 2002. Effective January 1, 2004, the Company was no longer engaged in the dental practice management business and has reflected such business segment as a discontinued operation.

ITEM 1A.  RISK FACTORS

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We have a limited operating history in the Web conferencing and audio conferencing business. While the organizations that we have acquired have been engaged in their respective businesses for over five years, we only recently acquired those assets and have undertaken to integrate their assets into our operations at varying levels. Since the acquisition of these businesses, we have made significant changes to our product mix and service mix, our growth strategies, our sales and marketing plans, and other operational matters. Given our recent investment in technology, we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the competitive and rapidly changing nature of the Web conferencing and audio conferencing markets makes it difficult for us to predict future results. Our business strategy may be unsuccessful and we may be unable to address the risks we face.

WE FACE RISKS INHERENT IN INTERNET-RELATED BUSINESSES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS.

         We face risks frequently encountered by companies in new and rapidly evolving markets such as Web conferencing and audio conferencing. We may fail to adequately address these risks and, as a consequence, our business may suffer. To address these risks among others, we must successfully introduce and attract new customers to our products and services; successfully implement our sales and marketing strategy to generate sufficient sales and revenues to sustain operations; foster existing relationships with our customers to provide for continued or recurring business and cash flow; and successfully address and establish new products and technologies as new markets develop. We may not be able to sufficiently address and overcome risks inherent in our business strategy.

OUR QUARTERLY OPERATING RESULTS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY.

         Our operating results have varied significantly from quarter to quarter and are likely to continue to fluctuate as a result of a variety of factors, many of which we cannot control. Factors that may adversely affect our quarterly operating results include: the size and timing of product orders; the mix of revenue from custom services and software products; the market acceptance of our products and services; our ability to develop and market new products in a timely manner; the timing of revenues and expenses relating to our product sales; and revenue recognition rules. Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. To the extent we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

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

LISTING QUALIFICATIONS MAY NOT BE MET.

         The American Stock Exchange's continued listing standards require that we maintain stockholders' equity of at least $4.0 million if we have losses from continuing operations and/or net losses in three of our four most recent fiscal years. We have sustained losses in three of our four most recent fiscal years and therefore must maintain stockholders' equity of at least $4.0 million. If now or in the future, we fail to maintain a sufficient level of stockholders' equity in compliance with those and other listing standards of the American Stock Exchange, then we would be required to submit a plan to the American Stock Exchange describing how we intended to regain compliance with the requirements. In the event that our shares of common stock are diluted, the liquidity and price per share of our common stock may be adversely affected.

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On March 31, 2006, 28,923,168 shares of our common stock were issued, of which 1,432,412 were held in treasury, and 17,138,028 additional shares of our common stock were reserved for issuance as the result of the exercise of warrants or the conversion of convertible notes and convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES WHICH MAKE OUR REVENUES DIFFICULT TO PREDICT.

         While audio conferencing provides a more recurring revenue base, a high percentage of our revenue is attributable to one-time purchases by our customers rather than long-term, recurring, conferencing ASP type contracts. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to achieve or sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger, better-capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins. Additionally, our sales cycle varies depending on the size and type of customer considering a purchase. Potential customers frequently need to obtain approvals from multiple decision makers within their company and may evaluate competing products and services before deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, combined with the license purchase model makes it difficult to predict future quarterly revenues.

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

SALES IN FOREIGN JURISDICTIONS BY OUR INTERNATIONAL DISTRIBUTOR NETWORK AND US MAY RESULT IN UNANTICIPATED COSTS.

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

IF WE FAIL TO OFFER COMPETITIVE PRICING, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS.

         Because the Web conferencing market is relatively new and still evolving, the prices for these services are subject to rapid and frequent changes. In many cases, businesses provide their services at significantly reduced rates, for free or on a trial basis in order to win customers. Due to competitive factors and the rapidly changing marketplace, we may be required to significantly reduce our pricing structure, which would negatively affect our revenue, margins and our ability to achieve or sustain profitability on a consistent basis. We have an existing channel and distribution network that provides growing revenues and contributes to our high margin software sales. These distribution partners are not obligated to distribute our services at any particular minimum level. As a result, we cannot accurately predict the amount of revenue we will derive from our distribution partners in the future. The inability of our distribution partners to sell our products to their customers and increase their distribution of our products could result in significant reductions in our revenue, and, therefore, harm our ability to achieve or sustain profitability on a consistent basis.

IF WE ARE UNABLE TO COMPLETE OUR ASSESSMENT AS TO THE ADEQUACY OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AS REQUIRED BY SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECREASE IN THE VALUE OF OUR COMMON STOCK.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring non-accelerated public companies to include in their annual reports on Form 10-K for fiscal years beginning after December 16, 2006 a report of management on their company's internal control over financial reporting, including management's assessment of the effectiveness of their company's internal control over financial reporting as of the company's fiscal year end. In addition, the accounting firm auditing a public company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting as well as the operating effectiveness of the company's internal controls. There is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our accounting firm determines that our internal controls are not designed or operating effectively as required by Section 404, our accounting firm may either disclaim its opinion as it is related to management's assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of our internal controls. If our accounting firm disclaims its opinion or qualifies its opinion as to the effectiveness of our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

         Under our current accounting practice, stock compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Beginning with the fiscal quarter April 1, 2006, we will be required to report all employee stock options as an expense based on a change in the accounting standards and our earnings will be negatively impacted, which could adversely affect prevailing market prices for our common stock and increase our anticipated net losses.

ITEM 2.  PROPERTIES

         We maintain corporate headquarters in Phoenix, Arizona and have occupied that 14,000 square foot Class A facility since the Company's inception in 1998. The Phoenix lease began in 1998 and has a term of 10 years. The Phoenix office can accommodate up to 85 employees and is fully equipped with up-to-date computer equipment and server facilities. Subsequent to March 31, 2006, the Company amended the lease on its Phoenix location, which was set to expire February 28, 2007. The term was extended to February 28, 2012, the square footage was reduced to 9,100 and the related rent expense was therefore reduced as a result of the amendment. After this amendment, the Phoenix lease requires a monthly rent and operating expenses of approximately $25,000.

         We also maintain a 2,500 square foot Class B facility in Troy, New York costing $4,600 per month with an emphasis in that location on research and development, and technical support.

         In addition, we maintain offices in Springville, Utah, occupying a Class A facility in two adjacent buildings. The first building houses its administrative and IT functions, with 10,000 square feet of space, with the second housing the operator complex and sales organizations with 6,122 square feet. The Springville lease began in 2003 and has a term of five years. The Springville offices can accommodate up to 100 employees and is fully equipped with up-to-date computer equipment. The facility also provides a fully redundant co-location and server facility for audio conferencing activities and hosted Web conferencing services. The Springville lease requires a monthly rent of approximately $13,500.

ITEM 3.  LEGAL PROCEEDINGS

         On June 14, 2002, the Company acquired the assets of Quisic. Subsequently, on November 4, 2002, two former employees of Quisic (Mr. Weathersby, their former CEO and Mr. Alper, their former CIO), filed a lawsuit in the Superior Court of the State of California styled George B. Weathersby, et al. vs. Quisic, et al. claiming damages against Quisic and the Board of Directors of Quisic arising from their employment termination by the Quisic Board. The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. Through arbitration, the claims of Alper against all of the defendants were dismissed. The Company only acquired certain assets of Quisic in an asset purchase transaction. Based upon the facts and circumstances known, the Company believes that the plaintiffs' claims are without merit, and furthermore, that the Company is not the successor of Quisic, and therefore the Company intends to vigorously defend this aspect of the lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur that awarded large sums to the Plaintiff against defendant Quisic, and then the court determined that the Company is a successor to Quisic, then the impact is likely to be material to the Company. The claims by Mr. Weathersby against Quisic remain with the trial proceeding in the discovery phase.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company (ages are as of March 31, 2006):

James M. Powers, Jr.     50     Chairman, President and Chief Executive Officer
James L. Dunn, Jr.       44     Senior Vice President, Chief Financial Officer
                                   and General Counsel
Nathan Cocozza           33     Senior Vice President of Sales
Gary Moulton             37     Senior Vice President of Audio Conferencing
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

JAMES L. DUNN, JR.
Senior Vice President, Chief Financial Officer and General Counsel

         James L. Dunn, Jr., assisted with the formation of the Company and was an integral part of the Company's initial public offering. Since the Company's inception, Mr. Dunn has been responsible for all corporate development activities, including most recently the acquisition of its Web conferencing and audio conferencing assets. Mr. Dunn is an attorney and assumed the role of General Counsel in March of 2000. He managed the legal transition of the Company from its legacy business beginnings to its current Web and audio conferencing focus. Mr. Dunn is also a CPA and assumed the role of Chief Financial Officer in June of 2005. He received his law degree from Southern Methodist University School of Law in 1987 and his Bachelor's Degree in Business Administration-Accounting from Texas A & M University in 1984.

NATHAN COCOZZA
Senior Vice President of Sales

         Nathan Cocozza joined the Company in early January of 2004 as Senior Vice President of Sales. Mr. Cocozza has had extensive sales experience, specifically in the Web conferencing, audio conferencing, and Web collaboration industry. He was previously the Vice President of strategic development for PlaceWare where he was responsible for their growth in their major accounts department from five to 50 people, obtaining contracts from organizations representing over 50% of the Fortune 100, and a major factor in PlaceWare's overall growth in revenue to over $50 million annually. PlaceWare was a leading provider of Web conferencing services that began in 1997 and ultimately was purchased by Microsoft for reportedly $200 million. Mr. Cocozza subsequently served as Vice President of North American Web sales for Genesys Conferencing (NasdaqNM:GNSY), where he was responsible for the launch of the Genesys Web collaboration services in the United States. Genesys, a French-based company, provides primarily audio conferencing as well as integrated Web conferencing services in 20 countries.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION, HOLDERS, AND DIVIDENDS

         The Company's common stock has been traded on the American Stock Exchange system under the symbol "ILC" since February 6, 2004. The following table sets forth the range of the reported high and low sales prices of the Company's common stock for the years ended March 31, 2006 and 2005:


2006                                                            HIGH     LOW
---------                                                      -------  ------
First Quarter................................................  $0.38    $0.25
Second Quarter...............................................  $0.30    $0.18
Third Quarter................................................  $0.34    $0.15
Fourth Quarter...............................................  $0.49    $0.24

2005                                                            HIGH     LOW
---------                                                      -------  ------
First Quarter ...............................................  $1.37    $0.77
Second Quarter...............................................  $0.92    $0.41
Third Quarter................................................  $0.60    $0.40
Fourth Quarter...............................................  $0.54    $0.32

         As of June 26, 2006, the closing price of our common stock was $0.54 per share and there were approximately 250 holders of record, as shown on the records of the transfer agent and registrar of common stock. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock.

         The Company has not paid any cash dividends on its common stock in the past and does not plan to pay any cash dividends on its common stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

EQUITY COMPENSATION PLANS

         The table below provides information relating to our equity compensation plans as of March 31, 2006.

                                                                                           Number of Securities
                                                                                         Remaining Available for
                                                                                          Future Issuance Under
                                          Number of Securities to    Weighted-Average       Compensation Plans
                                          be Issued Upon Exercise    Exercise Price of    (Excluding Securities
                                          of Outstanding Options,  Outstanding Options,     Reflected in First
Plan Category                               Warrants and Rights     Warrants and Rights          Column)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                 2,637,864                 $1.07                2,230,768

Equity compensation plans approved by
security holders                                   450,000                 $8.50                   ----

Equity  compensation  plans not  approved
by security holders                                ----                     ----                   ----

                                         --------------------------                      -------------------------
Total                                            3,087,864                                      2,230,768
                                         ==========================                      =========================

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its Chief Executive Officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The shares 100% vest after 10 years from the date of grant or upon attaining the following price performance criteria: 150,000 shares vest if the share price trades for $4.50 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $8.50 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $12.50 per share for 20 consecutive days.

         Subsequent to March 31, 2006, the Compensation Committee of the Board of Directors amended the vesting performance criteria hurdles as follows:
150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days. All other aspects of the grant remained the same.

SALES OF UNREGISTERED SECURITIES

         Set forth below are the securities we issued during the 2006 fiscal year in private placement transactions which at the time were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Further included is the consideration, if any, we received for such securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

         On September 30, 2005, the Company executed definitive agreements with nine investors to issue 70,000 unregistered shares of its Series B Preferred Stock, par value $0.001 (the "Series B Preferred Stock") and warrants to purchase 700,000 shares of its common stock (the "Warrants") in a private transaction that was exempt from registration under Section 4(2) of the Securities Act. Of the total Series B Preferred Stock issued, 15,000 shares of Series B Preferred Stock with Warrants to purchase 150,000 shares of common stock were issued to four individuals in exchange for their cash investment of $150,000; 15,000 shares of Series B Preferred Stock with Warrants to purchase 150,000 shares of common stock were issued to two vendors in exchange for an offset of their accounts payable balance in the amount of $150,000; and 40,000 shares of Series B Preferred Stock with Warrants to purchase 400,000 shares of common stock (effective August 29, 2005 as previously disclosed on Form 8-K dated September 2, 2005) were issued to three institutional investors in exchange for the offset of accrued liabilities in the amount of $400,000 that arose from the acquisition of certain assets from Quisic Corporation in June of 2002. The Company recorded a gain in debt conversion of $50,000 associated with this transaction since the liabilities outstanding were $450,000. The Series B Preferred Stock bears an 8% dividend, was sold using a deemed $10.00 per share issue price, and is convertible into 2,800,000 shares of the Company's common stock using a conversion price of $0.25 per share. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on the third anniversary of the issue date of September 30, 2005. The issuance of these securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and Regulation D under the Securities Act. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of loss per share.

         Subsequent to March 31, 2006, on June 9, 2006, the Company completed a private placement of 5,405,405 unregistered, restricted shares of common stock providing the Company $1.7 million in net cash proceeds. The Company paid its placement agent an underwriting commission of $180,000, of which $25,000 was recorded as deferred offering costs at March 31, 2006, and incurred additional offering expenses of approximately $50,000. Within 30 days of the closing date, the Company will file a Registration Statement on Form S-3 to enable the resale of the shares by the Investors. The Company intends to use the proceeds for working capital and general corporate purposes.

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


STATEMENT OF OPERATIONS DATA:                         YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                       MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                         2006           2005          2004(*)        2003(*)        2002(*)
                                                       --------       --------       --------       --------       --------
Revenues
  Licenses ......................................      $  3,014       $  3,274       $  2,240       $    446       $     92
  Software and audio services ...................         7,070          5,052          1,195          1,117             --
  Maintenance and professional services .........         2,448          2,043          2,471          2,513          2,590
                                                       --------       --------       --------       --------       --------
    Total revenue ...............................        12,532         10,369          5,906          4,076          2,682
Cost of revenues and operating expenses .........        11,789         13,743          7,293          6,748          3,446
                                                       --------       --------       --------       --------       --------
Income (loss) from operations ...................           743         (3,374)        (1,387)        (2,672)          (764)
                                                       --------       --------       --------       --------       --------
Loss from continuing operations before income
  taxes .........................................        (1,254)        (5,199)        (2,293)        (3,889)        (1,062)
Income tax expense ..............................            --             --             --             --             --
                                                       --------       --------       --------       --------       --------
Loss from continuing operations .................        (1,254)        (5,199)        (2,293)        (3,889)        (1,062)
Income (loss) from discontinued operations ......            83           (128)           275            133          6,867
                                                       --------       --------       --------       --------       --------
Net income (loss) ...............................        (1,171)        (5,327)        (2,018)        (3,756)         5,805
Preferred stock dividends .......................          (130)          (105)           (75)            --             --
Imputed preferred stock dividends ...............           (55)            --           (247)            --             --
                                                       --------       --------       --------       --------       --------
Income (loss) available to common shareholders...      $ (1,356)      $ (5,432)      $ (2,340)      $ (3,756)      $  5,805
                                                       ========       ========       ========       ========       ========

Earnings (loss) per common share - basic and
    Diluted
   From continuing operations ...................      $  (0.05)      $  (0.23)      $  (0.16)      $  (0.25)      $  (0.09)
   From discontinued operations .................            --             --           0.02           0.01           0.58
                                                       --------       --------       --------       --------       --------
   Net earnings (loss) per common share .........      $  (0.05)      $  (0.23)      $  (0.14)      $  (0.24)      $   0.49
                                                       ========       ========       ========       ========       ========

BALANCE SHEET DATA:
Cash and cash equivalents .......................      $    466       $    532       $    292       $    409       $  1,498
Working capital (deficit) .......................        (1,941)        (4,251)        (3,113)        (2,984)        (1,538)
Assets of discontinued operations ...............            --            114            301            620          7,350
Total assets ....................................        16,000         17,229         12,460         12,423         15,587
Long-term debt, less current maturities .........         8,467          8,822          6,404          7,901          7,361
Long-term debt discount .........................        (1,493)        (2,120)        (1,960)        (2,038)        (2,264)
Liabilities of discontinued operations ..........            53            263             --             --             --
Total shareholders' equity ......................         4,370          3,670          3,366          2,320          4,666

______________
   (*) Effective January 1, 2004, the Company discontinued its dental practice management services. The Company has restated its historical results and selected financial data to reflect its dental segment as a discontinued operation.


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

COMPANY OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. We develop and sell software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in Version 8.01. Our customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. We market our products using a direct sales force and a distribution channel consisting of agents and value added resellers. We allow customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in pricing and payment methods. Our revenues are a mixture of high margin perpetual licenses of software and monthly recurring revenues from annual maintenance, hosting and support agreements, and other products and services.

PRODUCTS AND SERVICES

WEB CONFERENCING AND WEB COLLABORATION

         The iLinc Suite is a four-product suite of software that addresses the most common business collaboration needs.

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

         MeetingLinc is an online collaboration software designed to facilitate the sharing of documents, PowerPoint(TM) presentations, graphics, and applications between meeting participants without leaving their desks. MeetingLinc allows business professionals, government employees, and educators to communicate more effectively and economically through interactive online meetings using Voice-over IP technology to avoid the expense of travel and long distance charges. MeetingLinc allows remote participants to give presentations, demonstrate their products and services, annotate on virtual whiteboards, edit documents simultaneously and take meeting participants on a Web tour. Like all of the Web collaboration products in the Suite, MeetingLinc includes integrated voice and video conferencing services.

         ConferenceLinc is a presentation software designed to deliver the message in a one-to-many format providing professional management of Web conferencing events. ConferenceLinc manages events such as earning announcements, press briefings, new product announcements, corporate internal mass communications and external marketing events. ConferenceLinc is built on the MeetingLinc software platform and code to combine the best interactive features with an easy-to-use interface providing meaningful and measurable results to presenters and participants alike. Its design includes features that take the hassle out of planning and supporting a hosted Web seminar. ConferenceLinc includes automatic email invitations, "one-click join" capabilities, online confirmations, update notifications, and customized attendee registration. With ConferenceLinc, presenters may not only present content, but may also gain audience feedback using real-time polling, live chat, question and answer sessions, and post-event assessments. The entire presentation is easily recordable for viewing offline and review after the show with the recorder capturing the content and the audio, video and participant feedback.

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

         Our Web collaboration software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on an annual basis on either a per seat or per minute basis (the "ASP Model"). Should they choose to acquire the software using the Purchase Model, then they may either elect to host our software behind their own firewall or they may choose to have iLinc host it for them, depending upon their preferences, budget and IT capabilities. Customers who select the Purchase Model, whether hosted by iLinc or the customer, may also subscribe for ongoing customer support and maintenance services, using a support and maintenance contract with terms from one to five years. The maintenance and support fee charged is between 15% and 18% of the purchase license fee that is paid for the perpetual licenses and varies depending upon the length of the support agreement. If a customer chooses to have iLinc host their Purchase Model licenses, then the customer is charged a hosting fee equal to 10% of the purchase license fee that was paid for the perpetual license.

         During Fiscal 2006, iLinc launched its Enterprise Unlimited perpetual licensing model that enables customers to pay a one-time up-front fee for unlimited, organization-wide Web Conferencing. Those customers who qualify for the iLinc Enterprise Unlimited site license may subscribe to an unlimited use license. The initial iLinc Enterprise Unlimited license fee is determined based upon the number of employees within the customer's organization and various other factors. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are then based upon a fixed rate per-seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged.

         Customers choosing the ASP Model pay per seat (concurrent connection) on either a per month or per year basis depending upon the length and term of the subscription agreement. Hosting and maintenance are included as a part of the monthly or annual rental fees. Customers may also obtain Web conferencing and audio conferencing on a per minute basis using the iLinc On-Demand product. Those choosing the iLinc On-Demand product pay on a monthly basis typically without contractual commitment.

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

         o OPERATOR ASSISTED: For important calls, this service includes an iLinc conference operator to host, monitor, and coordinate the call; and,

         o ONLINE SEMINARS: High-quality event services that include invitation and user management, scripting, presentation preparation, post show distribution, and dedicated operator assistance from iLinc.

         Customers may purchase our audio conferencing products and services without an annual contract commitment on a monthly recurring usage basis, and often subscribe for a fixed per-minute rate.

OTHER PRODUCTS AND SERVICES

         In addition to the iLinc Suite of products and services, we offer to our customers an array of e-Learning and training products and services. We offer training software products that, like iLinc, promote online collaboration with products that integrate with our LearnLinc software. These include:
TestLinc which is an assessment and quizzing tool that allows for formal testing and evaluation of students and i-Canvas, which is a training content development software that allows non-technical training professionals to create Web-based training courses without programming. i-Canvas is sold on an individual user perpetual license basis. We offer custom content development services through a subcontractor relationship. We also offer a library of online courses focused upon the training of executives on essential business topics. Our off-the-shelf online library of content includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College.

INDUSTRY TRENDS

         Industry analyst Frost and Sullivan in their recent World Web Conferencing Market report separates the Web Conferencing vendor community into distinct groups that include: service providers ("Service Providers") and software providers ("Software Providers"). The difference between Service Providers and Software Providers is that the Service Providers effectively only offer Web conferencing as an ASP service or rental model basis. However, Software Providers offer Web conferencing as a solution that can be purchased and owned by customers (whether the software is installed internally by customers or hosted by the software provider). iLinc is one of the only providers that effectively competes in both the Service Provider and Software Provider markets. While we also offer our iLinc Suite as an ASP or per-minute service, the predominate licensing arrangement selected by our customer base remains the Purchase Model. The Web conferencing software market is the faster growing segment, representing about $227 million of the current Web conferencing market. A Frost and Sullivan forecast projects a 40% Compound Annual Growth Rate ("CAGR") between 2002 and 2010 (as compared with the service provider market which is projected to grow at a 22% CAGR for the same time period). The Software Provider market, based upon its higher growth rate, is expected to outgrow the Service Provider market by the end of 2009.

         Another important trend in the industry is the convergence of communication technologies such as audio and Web conferencing and the increase in demand for a single source for both of these capabilities. Frost and Sullivan has noted, in a separate report on audio conferencing, that the demand for integrated audio, Web, and video conferencing solutions continues to surge as end user needs for easy-to-use, single-source solutions swell. Developing and providing a truly converged user environment and experience, including the integration of audio, Web and video conferencing technologies, is essential. With the addition of audio conferencing capabilities, we have been able to provide a single source for deeply integrated Web, audio, video as well as Voice-over IP. Increasingly, the option a vendor chooses for Web conferencing determines their selection for audio conferencing. We believe we have already made significant progress in selling audio conferencing to the iLinc customer base and we actively cross sell all of our products and services to all customers. We believe that another benefit of the integrated conferencing approach is customer retention. According to the same Frost and Sullivan report, when Web conferencing and audio conferencing are sold together as an integrated package there is a significant increase in retention of the audio conferencing service. We are continuing to create incentives for our audio customers to be both Web and audio customers to drive this retention.

MARKET POSITION - DIFFERENTIATORS

         We view our position in the market as the best solution for the enterprise-wide buyer that has already adopted Web conferencing, as well as organizations that believe their usage of Web conferencing will grow quickly. As mentioned earlier, a growing number of these organizations are using four or more different vendors for Web or audio conferencing services and, therefore, not realizing the economies of scale that consolidating to one or two vendors for these services can provide. There are also other important considerations revolving around Web conferencing such as security and bandwidth availability that are forcing the buying decision for Web and audio conferencing out of the business units and into the IT department. We believe that our solution uniquely maps to critical IT requirements among these mature buyers in four important areas.

         First, we offer WEB CONFERENCING SOFTWARE WITH FLEXIBLE LICENSING OPTIONS that allows organizations to pay a one-time license fee to install the software inside of their environment, or to purchase perpetual licenses and have those licenses hosted in our co-location facility. We find this flexibility to be an important differentiator to address the needs of customers that are ready to make an enterprise-wide decision as well as customers that think their usage may grow throughout their organization. We believe this licensing structure also enables us to maintain a consistent revenue stream of smaller sized purchases while also winning larger enterprise-wide deals that help substantially increase revenue growth.

         Second, we believe we offer the HIGHEST LEVEL OF DATA SECURITY commercially available. We believe that we are the only Web conferencing provider that offers a customer-hosted solution with a purchase license option and true point-to-point security with our unique combination of Advanced Encryption Standard and secure socket layer (SSL). All information within a session can be transmitted between meeting attendees securely without any reduction in performance. We believe this aspect of our software has been extremely attractive to government, military, and financial organizations as well as to the companies that supply to these entities. We also believe that this solution, combined with other aspects of our software, enables us to be a more reliable solution than our Web conferencing software competitors.

         Third, our solution is SUITABLE AND SCALABLE FOR ENTERPRISE-WIDE DEPLOYMENT. The iLinc Suite contains four modes that address the most common needs for business collaboration within the enterprise. We offer virtual classroom software with our LearnLinc mode, presentation and sales demonstration capabilities with MeetingLinc, customer support with SupportLinc, and a mode for Web casts and marketing events with ConferenceLinc. Each of these modes shares a common interface enabling users of one mode to easily understand any of our other modes. We believe this reduces the learning curve for Web conferencing enterprise-wide roll out and we believe increases adoption success. All users can have access to all four modes of the suite. This is an important differentiation because our competition typically charges separate licensing fees for the use of separate modes. Giving users access to the full suite supports the natural migration of Web conferencing usage from department to department. Each of the modes has functionality built specifically for a particular type of activity.

         Fourth, we provide what we believe to be an EXCEPTIONAL "TOTAL COST OF OWNERSHIP" VALUE. Our software and services are competitively priced but, unlike our competitors, a customer's installation of our product is a very short and non-labor intensive process. Maintenance of our software also requires minimal attention from an IT perspective. We believe most of our Web conferencing software competitors require very complex and costly implementations.

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

         o We sell to prospects that are using other Web conferencing service providers that are ready to migrate to Web conferencing software. We find that these organizations appreciate the cost and feature advantages that our technology offers.
         o We target organizations that have a natural fit for highly secure Web conferencing software such as government, military, and financial organizations as well as the companies that supply to these entities.
         o We target organizations looking to deploy live, Web-based training. Our software was originally built for training and we have maintained a competitive technology advantage in this area.
         o We continue to cross sell all of our products and services to our large database of existing customers.

RESULTS OF OPERATIONS

         As of March 31, 2006, we provide integrated Web and audio conferencing software and services with what we believe to be a very robust feature set that includes integrated video and Voice-over IP. The iLinc Suite includes:
LearnLinc, which permits live instructor-led training and education over the Internet to remote students replicating the instructor-led environment; MeetingLinc, which facilitates more effective and economical communication through online meetings using Voice-over IP technology to avoid the expense of travel and long-distance charges; ConferenceLinc, which delivers your message more consistently in a one-to-many format replicating professionally managed conferencing events; and SupportLinc, which gives customer service organizations the ability to provide remote, hands-on support for products, systems, or software applications. The iLinc Suite is available in both a periodic license rental model and perpetual license purchase model. Since its beginnings in 1994, LearnLinc and MeetingLinc have been installed and operational in corporate, government, and educational organizations in the United States and internationally. Our iLinc suite of products includes the ability to use integrated Voice-over IP and two-way live video. We have also completely integrated audio conferencing services into the Web conferencing products. These services supplement the Web product but can also be purchased separately.

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

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the 12 months ended March 31, 2006 ("fiscal 2006") and March 31, 2005 ("fiscal 2005") were $12.5 million and $10.4 million, respectively, an increase of $2.1 million. License revenues from continuing operations decreased $260,000 from $3.3 million in fiscal 2005 to $3.0 million in fiscal 2006. Software and audio services revenues increased $2.0 million from $5.1 million in fiscal 2005 to $7.1 million in fiscal 2006, and maintenance and professional services revenues increased $405,000 from $2.0 million in fiscal 2005 to $2.4 million in fiscal 2006. The overall increase in revenue is primarily a result of the Company's audio services revenue for a full twelve months in fiscal 2006 versus only ten months in fiscal 2005 due to the Glyphics acquisition, as well as continuing expansion into the Web and audio conferencing marketplace and concentrated sales and marketing strategies focused on promoting the iLinc Suite of products. Software license sales were relatively flat between fiscal 2006 and 2005.

         Total revenues from continuing operations generated for the 12 months ended March 31, 2005 and March 31, 2004 ("fiscal 2004") were $10.4 million and $5.9 million, respectively, an increase of $4.5 million. License revenues from continuing operations increased $1.0 million from $2.2 million in fiscal 2004 to $3.3 million in fiscal 2005, software and audio services revenue increased $3.9 million from $1.2 million in fiscal year 2004 to $5.1 million in fiscal 2005, and service and maintenance revenues decreased $428,000 from $2.5 million in fiscal 2004 to $2.0 million in fiscal 2005. The increase in revenue is a result of the Company's continuing expansion into the Web conferencing marketplace and concentrated sales and marketing strategies focused on promoting the iLinc Suite of products.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of license revenues is driven by the amount of software licenses sold. It consists of royalty and usage fees paid to third parties on sale of certain product licenses and costs for fulfillment and materials. Cost of license revenues for the 12 months ended March 31, 2006 and March 31, 2005 were $51,000 and $154,000 respectively, a decrease of $103,000. The decrease is related to a decrease in third party usage fees for the Company's online learning management product. Cost of license revenues for the 12 months ended March 31, 2005 and March 31, 2004 were $154,000 and $219,000, respectively, a decrease of $65,000. The decrease is related to a decrease in third party usage fees for the Company's online learning management product.

         Cost of software and audio services revenue include salaries and related expenses for our Web conferencing and audio services organizations, an overhead allocation consisting primarily of a portion of our facilities, communications, and depreciation expenses that are attributable to providing these services, an allocation of technical support costs attributable to providing support for these services and direct costs related to our ASP, hosting, and audio services offerings. Cost of software and audio services for the 12 months ended March 31, 2006 and March 31, 2005 were $3.9 million and $3.8 million, respectively, an increase of $82,000. The overall increase in costs is due to the inclusion of the Glyphics audio conferencing acquisition for a full year in fiscal 2006 compared to ten months in the prior year. The increase is partially offset by a reduction of estimates of liabilities assumed with that acquisition of $355,000, primarily in the second and third quarters of fiscal 2006. During fiscal 2006, it was determined through review of the liabilities and confirmation with Glyphics vendors that these liabilities were not owed and could be eliminated as a one-time reduction to expenses. Cost of software and audio services revenues for the 12 months ended March 31, 2005 and March 31, 2004 were $3.8 million and $526,000, respectively, an increase of $3.3 million. This increase is primarily a result of the acquisition of the Glyphics' audio conferencing assets and business in June of 2004.

         Cost of maintenance and professional services revenue include an allocation of technical support costs related to the maintenance services, an overhead allocation consisting primarily of a portion of our facilities costs, communications and depreciation expenses that are attributable to providing these services and third party costs related to our custom content revenues. Cost of maintenance and professional services for the 12 months ended March 31, 2006 and March 31, 2005 was $827,000 and $792,000, respectively, an increase of $35,000. Cost of maintenance and professional services revenue for the 12 months ended March 31, 2005 and March 31, 2004 was $792,000 and $1.2 million, respectively, a decrease of $456,000. This decrease is primarily attributable to a decrease of $640,000 in revenue from custom content contracts.

         Amortization of acquired developed technology consists of amortization of acquired software technology from the Mentergy, Glyphics, and Quisic acquisitions. Amortization of acquired technology for the 12 months ended March 31, 2006 and March 31, 2005 was $376,000 and $451,000, respectively, a decrease of $75,000 which is related to the full amortization of the software technology from the Mentergy and Quisic acquisitions.

         Amortization of acquired developed technology for the 12 months ended March 31, 2005 and March 31, 2004 was $451,000 and $233,000, respectively, an increase of $218,000, due primarily to the amortization of the Glyphics software technology.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Operating expenses from continuing operations consist of research and development, sales and marketing, general and administrative expenses. The Company incurred operating expenses from continuing operations of $6.7 million in fiscal 2006, a decrease of $1.8 million from $8.5 million in fiscal 2005. This decrease is due to a decrease in research and development costs of $153,000, a decrease in sales and marketing costs of $1.0 million and a decrease in general and administrative costs of $737,000.

         Fiscal 2005 operating expenses from continuing operations were $8.5 million, a $3.4 million increase from fiscal 2004 operating expenses of $5.1 million. The increase is primarily due to an increase in research and development costs of $511,000, an increase in sales and marketing costs of $1.9 million and an increase in general and administrative costs of $1.1 million.

         Research and development expenses from continuing operations represent expenses incurred in connection with the provision of Web and audio conferencing services, development of new products and new product versions and consist primarily of salaries and benefits, communication equipment and supplies. Research and development expenses for fiscal 2006 and fiscal 2005 were $1.4 million and $1.5 million respectively, a decrease of $153,000. The decrease is primarily the result of decreased salaries and benefits of $178,000 related to an overall decrease in the number of employees.

         Fiscal 2005 research and development expenses from continuing operations were $1.5 million, an increase of $511,000 from fiscal 2004 research and development expenses of $1.0 million. The increase is primarily the result of increased salaries and benefits of $302,000 related to an overall increase in the number of employees and additional compensation and benefits of $215,000 as a result of the Glyphics acquisition.

         Sales and marketing expenses from continuing operations consist primarily of sales and marketing salaries and benefits, travel, advertising, and other marketing literature. Sales and marketing expenses were $3.1 million and $4.1 million for fiscal 2006 and fiscal 2005, respectively, a decrease of $1.0 million. The decrease is primarily a result of decreased salaries and related benefits of $547,000 due to a decrease in the average number of sales and marketing employees, decreases in marketing expenses of $298,000 related to lead generation activities, trade show attendance, and advertising costs. As a result of management's cost reduction program that was implemented in August 2005, overall overhead was reduced primarily in the second and third quarter of fiscal 2006. In 2006 as compared to 2005, travel and entertainment expenses decreased $51,000, recruiting fees decreased by $57,000 and general office and other overhead expenses decreased by $154,000. This amount also included costs related to the amortization of customer lists and intangibles from the Glyphics acquisition of $200,000 in fiscal 2006.

         Sales and marketing expenses were $4.1 million and $2.2 million for fiscal 2005 and fiscal 2004, respectively, an increase of $1.9 million. The increase is primarily a result of increased salaries and related benefits of $787,000 due to an increase in the average number of sales and marketing employees, increases in marketing expenses of $487,000 related to lead generation activities, trade show attendance, and advertising costs. This amount also included costs directly associated with sales and marketing expenses related to the Glyphics acquisition of $321,000 and costs related to the amortization of customer lists and intangibles from the Glyphics acquisition of $167,000.

         Advertising costs are expensed as incurred. The Company's advertising expense at March 31, 2006, 2005 and 2004 was $40,000, $22,000 and $122,000,
respectively.

         General and administrative expenses from continuing operations consist of the corporate expenses of the Company. These corporate expenses include salaries and benefits of executive, finance, and administrative personnel, rent, bad debt expense, professional services, travel, office costs, and other general corporate expenses. During fiscal 2006 and 2005, general and administrative expenses from continuing operations were $2.2 million and $2.9 million, respectively, a decrease of $737,000. General and administrative expenses decreased primarily due to a cost cutting initiative led by management, which took effect primarily in the second and third quarters of fiscal 2006. The overall decrease in general and administrative expense was primarily comprised of a decrease in bad debt expense of $102,000, salaries and related benefits of $21,000, contract labor of $61,000, accounting fees of $198,000, consulting fees of $94,000, recruiting fees of $33,000, legal fees of $21,000 and investor relations expense of $23,000. Tax liabilities also decreased by $83,000 of which $81,000 related to the release of a tax liability that was recorded as an estimate as part of the Glyphics acquisition. After further review and confirmation from the tax authority, the Company determined that the tax liability would not be realized, and therefore the liability was eliminated and a corresponding reduction of the expense was recorded as a one-time reduction.

         During fiscal 2005 and 2004, general and administrative expenses from continuing operations were $2.9 million and $1.8 million, respectively, an increase of $1.1 million. General and administrative expenses increased primarily due to the expansion of the business, which included the Glyphics acquisition. The overall increase in general and administrative expense was primarily comprised of an increase in bad debt expense of $331,000, salaries and related benefits of $208,000, accounting fees of $166,000, consulting fees of $145,000, warrant expense of $91,000, and investor relations expense of $85,000.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations was $1.9 million in fiscal 2006 and in fiscal 2005. Interest expense from continuing operations increased from $1.2 million in fiscal 2004 to $1.9 million in fiscal 2005 primarily as a result of the $3.2 million issuance on senior notes and debt acquired from Glyphics.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded no tax benefit during fiscal 2006 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its Web and audio conferencing business strategy. At March 31, 2006, the Company has a net deferred tax asset of $13,627,000 with a corresponding valuation allowance. The Company's tax benefits are scheduled to expire over a period of five to 13 years.

         The Company recorded no tax expense during fiscal 2006 and 2005 as a result of the losses it incurred in those years and did not record a tax benefit during fiscal 2004 due to the utilization of its fully reserved net operating loss carry-forward.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. Results of operations from this segment are presented as discontinued operations for the fiscal years ended March 31, 2006, 2005, and 2004 in accordance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities."

         Net income/(loss) from discontinued operations for fiscal 2006, 2005 and 2004 was $83,000, ($128,000), and $275,000, respectively. Cash flows (used in)/provided by discontinued operations were ($13,000), $116,000, and $387,000 during the fiscal years 2006, 2005, and 2004, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, the Company had a working capital deficit of $1.9 million. Current assets included $466,000 in cash and $2.2 million in net accounts receivable and $42,000 in prepaids and other assets. Current liabilities consisted of $917,000 of deferred revenue, $269,000 of current maturities of long-term debt and capital leases and $3.5 million in accounts payable and accrued liabilities.

         We have generated cash from operations during 2006, specifically $457,000 in the third quarter and $249,000 in the fourth quarter, resulting in net cash provided by operating activities of $634,000 for the year ending March 31, 2006. Subsequent to March 31, 2006, the Company raised $2,000,000 of gross proceeds in a private placement of 5.4 million shares of common stock. A portion of the Company's plans to address its working capital deficiency includes further reductions in overhead and continued development, marketing and licensing of our iLinc suite of products and services through the internal sales efforts and external channel partnerships. Although we continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its Web conferencing and audio conferencing products and services to provide adequate cash flows to sustain our operations.


CASH FLOWS FROM CONTINUING OPERATIONS

         Cash provided by operating activities was $634,000 during fiscal 2006. Cash used in operating activities was $2.6 million during fiscal 2005. Cash provided by operating activities during fiscal 2006 was primarily attributable to non-cash expenses of depreciation and amortization of $1.7 million, accretion of debt discount to interest expense of $626,000 and net debt conversion expense of $249,000. These items were partially offset by increases in accounts receivable of $352,000, decreases in accounts payable and accrued liabilities of $452,000 and a net loss of $1.2 million.

         Cash used in operating activities was $2.6 million during fiscal 2005. Cash used in operating activities during fiscal 2005 was primarily attributable to a net loss of $5.2 million and increases in accounts receivable of $450,000. These items were partially offset by increases in accounts payable and accrued liabilities of $465,000 and non-cash expenses and revenues totaling $2.6 million.

         Cash used in operating activities during fiscal 2004 was $1.1 million and was primarily attributable to a net loss of $2.3 million and an increase in accounts receivable of $352,000. These items were partially offset by increases in accounts payable and accrued liabilities of $753,000 and non-cash expenses and revenues totaling $1.0 million.

         Cash used by investing activities was $292,000, $194,000, and $364,000 in fiscal years 2006, 2005, and 2004, respectively. Cash used by investing activities during fiscal 2006 was primarily due to acquisition royalty earnout of $261,000 and capital expenditures of $55,000. Cash used by investing activities during fiscal 2005 was primarily due to capital expenditures of $153,000. Cash used by investing activities during fiscal 2004 was primarily due to capital expenditures of $66,000 and acquisitions, net of cash acquired of $367,000.

         Cash used in financing activities was $395,000 during fiscal 2006. Cash provided in financing activities was $2.9 million during fiscal 2005 and $926,000 during fiscal 2004. Cash used in financing activities in fiscal 2006 was primarily a result of repayment of long-term debt and capital lease liabilities of $308,000 and $157,000, respectively. Cash provided by financing activities during fiscal 2005 was primarily due to proceeds from the issuance of long-term debt of $4.3 million, partially offset by the repayment of long-term debt and capital lease liabilities of $514,000 and $328,000, respectively. Cash provided by financing activities during fiscal 2004 was primarily due to proceeds from the issuance of preferred stock of $1.5 million and issuance of long-term debt of $500,000. These were partially offset by the repayment of long-term debt and capital lease liabilities of $559,000 and $242,000, respectively and $212,000 in financing costs.

ACTIVITIES RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes were originally due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the noteholders agreed to extend the maturity date and accept installment payments that were due during the year ended March 31, 2006. The outstanding principal balance on these notes is $157,000 as of March 31, 2006. The Company has agreed to make installment payments for the outstanding principal balance plus accrued interest. As of March 31, 2006, the Company owed installment payments for principal of $87,000 on those IPO Notes, with no claims of default by the holders of the outstanding IPO notes.

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the 10 year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company. During fiscal 2006, holders with a principal balance of $525,000 converted their notes and $8,000 of accrued interest into 1,971,088 shares of the Company's common stock that had been registered with the SEC at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the year ending March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively at the time of conversion.

         On September 16, 2003, the Company completed its private placement of series A convertible preferred stock(the "Series A Preferred Stock") with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of Series A Preferred Stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The Series A Preferred Stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the 2005 fiscal year, holders of 22,500 shares of Series A Preferred Stock converted those shares into 450,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the Series A Preferred Stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended December 31, 2005. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount associated with the debt by expensing $10,000 and $35,000, respectively at the time of conversion. On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000.

         On June 3, 2004, the Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics Communications, Inc., ("Glyphics"), a Utah based private company, and a provider of comprehensive audio conferencing products and services. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price was $5.349 million. The purchase price was paid with the assumption of $2.466 million in specific liabilities, with the balance paid using the Company's common stock, which included the issuance of 2,820,355 shares valued at $0.98 per share upon execution of the agreement, and 308,133 shares valued at $0.39 per share upon release of escrow pending the settlement of certain acquisition contingencies.

         Subsequent to March 31, 2006, 704,839 shares were released from escrow related to the acquisition of Glyphics. Of that amount, 396,706 were returned to iLinc Communications due to the Company assuming obligations of $377,815 greater than scheduled in the purchase agreement. The remaining 308,133 shares were issued to the Glyphics shareholders at $0.39 per share based on the closing price of the agreement date of April 18, 2006. These shares were recorded as outstanding on March 31, 2006 pursuant to the terms of the Escrow Agreement.

         On September 30, 2005, the Company executed definitive agreements with nine investors to issue 70,000 unregistered shares of its Series B Preferred Stock, par value $0.001 (the "Series B Preferred Stock") and warrants to purchase 700,000 shares of its common stock (the "Warrants") in a private transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. Of the total Series B Preferred Stock issued, 15,000 shares of Series B Preferred Stock with Warrants to purchase 150,000 shares of common stock were issued to four individuals in exchange for their cash investment of $150,000; 15,000 shares of Series B Preferred Stock with Warrants to purchase 150,000 shares of common stock were issued to two vendors in exchange for an offset of their accounts payable balance in the amount of $150,000; and 40,000 shares of Series B Preferred Stock with Warrants to purchase 400,000 shares of common stock (effective August 29, 2005 as previously disclosed on Form 8-K dated September 2, 2005) were issued to three institutional investors in exchange for the offset of accrued liabilities in the amount of $400,000 that arose from the Quisic acquisition. The Company recorded a gain on debt conversion of $50,000 associated with this transaction since the liabilities outstanding were $450,000 at the time of the transaction. The Series B Preferred Stock bears an 8% dividend, was sold using a deemed $10.00 per share issue price, and is convertible into 2,800,000 shares of the Company's common stock using a conversion price of $0.25 per share. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on the third anniversary of the issue date of September 30, 2005. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of loss per share.

         Subsequent to March 31, 2006, on June 9, 2006, the Company completed a private placement of 5,405,405 unregistered, restricted shares of common stock for approximately $1.7 million in net cash proceeds. The Company paid its placement agent an underwriting commission of $180,000 of which $25,000 was recorded as deferred offering costs at March 31, 2006 and incurred additional offering expenses of approximately $50,000. Within 30 days of the closing date, the Company will file a Registration Statement on Form S-3 to enable the resale of the shares by the investors. The Company intends to use the proceeds for working capital and general corporate purposes.

CONTRACTUAL OBLIGATIONS

         The following schedule details all of the Company's indebtedness and the required payments related to such obligations at March 31, 2006 (IN THOUSANDS):

                                                 DUE IN                                  DUE IN YEARS
                                                LESS THAN     DUE IN      DUE IN YEAR      FOUR AND       DUE AFTER
                                   TOTAL        ONE YEAR     YEAR TWO        THREE           FIVE        FIVE YEARS
                               ---------------------------------------------------------------------------------------
Long term debt................ $     8,666     $      199   $    3,364    $        2    $         1     $     5,100
Capital lease obligations.....          70             70           --            --             --              --
Interest Expense..............       4,099            953          698           612          1,224             612
Operating lease obligations...       2,072            539          412           282            570             269
Base salary commitments
   under employment
   agreements.................         774            399          375            --             --              --
                               ---------------------------------------------------------------------------------------
Total contractual obligations. $    15,681     $    2,160  $     4,849   $       896    $     1,795     $     5,981
                               =======================================================================================

         The lease obligations above include commitments in accordance with amendments to the lease for the Phoenix location that was renegotiated and extended subsequent to March 31, 2006 (see Note 17).

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

         In connection with the Company's sales of software licenses, whether on a purchase model basis or periodic license basis, the Company adopted Statement of Position ("SOP") 97-2 "Software Revenue Recognition" as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software licenses if all of the following conditions are met: first, there is persuasive evidence of an arrangement with the customer; second, the product has been delivered to the customer; third, the amount of the fees to be paid by the customer is fixed or determinable; and, fourth, collection of the fee is probable.

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

         At the time of the sale of our software license on a purchase license basis, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction before recording immediate revenue recognition, assuming all other elements of revenue recognition are present. Billings to our customers are generally due within 30 to 90 days, with payment terms up to 180 days available to certain credit worthy customers. We believe that we have sufficient history of collecting all amounts within these normal payment terms and to conclude that the fee is fixed or determinable at the time of the perpetual license sale. We consider all arrangements with payment terms longer than 180 days not to be fixed or determinable and for arrangements involving the extended payment terms exceeding 180 days, revenue recognition occurs when payments are collected, assuming all other elements of revenue recognition are present.

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

         During Fiscal 2006, iLinc launched its Enterprise Unlimited perpetual licensing model, that enables customers to pay a one-time up-front fee for unlimited, organization-wide Web conferencing, with revenue recognized at the time of the sale of the Enterprise Unlimited perpetual license. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement and that is approximately equivalent to the 15% to 18% charged for concurrent seat perpetual license contracts.

         Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged with the additional revenue recognized on a straight-line basis over the period of the contract.

Sales of Concurrent Licenses on an ASP and Per-Minute Basis

         Historically and on a continuing basis, a majority of our license revenue has been generated under the software purchase model basis, with revenue recognized based on a one-time sale of a perpetual license. In addition to that purchase model software sale, we also offer a more flexible concurrent connection seat license and a pay-per-minute usage based model. Under our ASP model, a customer may subscribe to a certain number of concurrent connections or seats for a fixed period, often a year. Under this ASP method, we recognize the revenue associated with these monthly, fixed-fee subscription arrangements each month on a straight-line basis over the term of the agreement. Other customers choose to avoid annual commitments and instead use our Web conferencing and audio conferencing products and services based upon a per-minute or usage-based pricing model. Per-minute customers may also include those customers on an ASP model that incur overage fees for usage in excess of the permitted number of seats or minutes in excess of the minimum commitment. The per-minute fees that include overage fees are charged at the end of each month and recorded as revenue at the end of each month as the services are provided. Customers with contractually established minimum per-minute fees are assessed the greater of the established minimum or the actual usage at the end of each month. Customers wishing to avoid monthly commitments may use the e-commerce portion of our Web site that permits the use of our Web conferencing services on a pay-per-use basis, with no monthly minimum, purchasing the services and paying for those services online by credit card.

Sales of Maintenance, Hosting, and Other Related Services

         The Company offers with each sale of its software products a software maintenance, upgrade, and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold in a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12-month terms with maintenance contracts available up to 36 months. The Company typically charges 15% to 18% of the software purchase price for a 12-month contract with discounts available for longer-term agreements. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement and that is approximately equivalent to the 15% to 18% charged for concurrent seat perpetual license contracts.

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

Sales of Custom Content Development Services

         A component of our maintenance and professional services revenue is derived from custom content development services. The sale of custom content development services often involves the execution of a master service agreement and corresponding work orders describing the deliverable due, the costs involved, the project milestones, and the payments required. These custom content development services are primarily outsourced to a subcontractor, Interactive Alchemy. For contracts and revenues related exclusively to custom content development services, the Company recognizes revenue and profit as work progresses on custom content service contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenue and costs as each job progresses throughout the relevant contract period. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a custom content service contract can be made. Recognized revenues and profit are subject to revisions as the custom content service contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Should this arise, the provision for any estimated losses on uncompleted custom content service contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2006 for any custom content development services. For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer.

Sales by VARs and Agents

         The Company has engaged organizations within the United States of America and in 12 other countries that market and sell its products and services through their sales distribution channels that are value added resellers (VARs). The VARs primarily sell, on a non-exclusive basis, our iLinc suite of Web conferencing products and predominately sell purchase-model perpetual licenses for installation and hosting by the VAR's customer. The Company's VAR contracts have terms of one to two years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. Each VAR purchases the product from the Company and resells the product to its customers. Under those VAR agreements, the Company records only the amount paid by the VAR as revenue and recognizes revenue when all revenue recognition criteria have been met. The Company also engages organizations that act as mere agents or distributors of its products ("Agents"), without title passing to the Agent and with the Agent only receiving a commission on the consummation of the sale to our customer. The Company records revenue on sales by Agents on a gross basis before commissions due to the Agent and only when all revenue recognition criteria are met as would be with a sale by the Company directly to a customer not involving an agent.

Sales Reserves

         The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded, if at all, as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations, and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations, and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported. As of March 31, 2006, we did not believe that an accrual for sales reserves was necessary, and we will continue to assess the adequacy of the sales reserve account balance on a quarterly basis.

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

         The allowance for doubtful accounts is, as of March 31, 2006, $120,000 and $84,000, respectively, as March 31, 2006 and 2005 and is based on our historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

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

         The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with its acquisitions. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. The Company, based in part on a third party full scope valuation with a valuation date of March 31, 2006, has determined that impairment of that goodwill and intangible assets was not required. Based upon that third party valuation and further analysis performed, the Company's management believes no such impairment exists at March 31, 2006.

         Debt issuance costs are amortized using the straight-line method over the term of the related debt obligations.

         Other intangibles primarily consist of the LearnLinc and Glyphics purchase consideration that was allocated to purchased software and customer relationship intangibles. Such other intangibles are amortized over their expected benefit period of 24 to 72 months.

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

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in its first quarter of fiscal 2007 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. We are currently assessing the impact of this proposed Statement on our share-based compensation programs, however, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will increase our operating expenses and result in lower earnings per share.

GUARANTEES AND INDEMNIFICATIONS

         The Company provides a limited 90-day warranty for certain of its software products. Historically, claims by customers under this limited warranty have been minimal, and as such, no warranty accrual has been provided for in the Company's consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45.

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2006.

         The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in its first quarter of fiscal 2007 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. We are currently assessing the impact of this proposed Statement on our share-based compensation programs, however, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will increase our operating expenses and result in lower earnings per share.

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

         As of March 31, 2006, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $8.2 million at fixed interest rates of 10% to 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness of $447,000 bear interest rates of 6% to 26.99%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
  FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm..................  36
Report of Independent Registered Public Accounting Firm..................  37
Consolidated Balance Sheets at March 31, 2006 and 2005...................  38
Consolidated Statements of Operations
      for the years ended March 31, 2006, 2005 and 2004 .................  39
Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 2006, 2005 and 2004...................  40
Consolidated Statements of Cash Flows
     for the years ended March 31, 2006, 2005 and 2004...................  42
Notes to Consolidated Financial Statements...............................  43

  FINANCIAL STATEMENTS SCHEDULE:
Report of Independent Registered Public Accounting Firm..................  74
Report of Independent Registered Public Accounting Firm..................  75
Schedule II - Valuation and Qualifying Accounts
     for the years ended March 31, 2006, 2005 and 2004...................  76

All other schedules are omitted because they are not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors of iLinc Communications, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of iLinc Communications, Inc. and subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iLinc Communications, Inc. and its subsidiaries as of March 31, 2006 and 2005, and the consolidated results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/  Epstein, Weber & Conover, PLC
     Scottsdale, Arizona
     June 13, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors and Shareholders
iLinc Communications, Inc. and Subsidiaries


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of iLinc Communications, Inc. for the year ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of iLinc Communications, Inc. and its subsidiaries for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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



                                                            /s/ BDO Seidman, LLP


Costa Mesa, California
May 21, 2004


                                  ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,      MARCH 31,
                                                                                           2006           2005
                                                                                         --------       --------
ASSETS
Current assets:
  Cash and cash equivalents .......................................................      $    466       $    532
  Accounts receivable, net of allowance for doubtful accounts of $120 and
    $84, at March 31, 2006 and 2005, respectively .................................         2,207          1,949
  Note receivable .................................................................            12             25
  Prepaid expenses and other current assets .......................................            30             69
                                                                                         --------       --------
      Total current assets ........................................................         2,715          2,575

  Property and equipment, net .....................................................           336          1,221
  Goodwill ........................................................................        11,206         10,797
  Intangible assets, net ..........................................................         1,731          2,504
  Other assets ....................................................................            12             18
  Assets of discontinued operations ...............................................            --            114
                                                                                         --------       --------
      Total assets ................................................................      $ 16,000       $ 17,229
                                                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ..............................................      $    199       $    885
   Accounts payable and accrued liabilities .......................................         3,470          4,731
   Current portion of capital lease liabilities ...................................            70            196
   Deferred revenue ...............................................................           917          1,014
                                                                                         --------       --------
      Total current liabilities ...................................................         4,656          6,826

  Long-term debt, less current maturities, net of discount and beneficial conversion
      feature of $1,493 and $2,120, at March 31, 2006 and 2005, respectively ......         6,974          6,702
  Capital lease liabilities, less current maturities ..............................            --             31
                                                                                         --------       --------
      Total liabilities ...........................................................        11,630         13,559
                                                                                         --------       --------

Commitments and contingencies

Shareholders' Equity:
   Preferred stock series A and B, 10,0000,000 shares authorized:
   Preferred stock series A, $.001 par value, 127,500 and 127,500 shares issued and outstanding, liquidation preference of $1,275,000 and $1,275,000, at
     March 31, 2006 and 2005, respectively ........................................            --             --
   Preferred stock series B, $.001 par value, 70,000 and no shares issued and outstanding, liquidation preference of $700,000 and $0, at March 31, 2006 and
     2005 respectively ............................................................            --             --
   Common stock, $.001 par value, 100,000,000 shares authorized, 28,923,168 and
     25,577,287 issued, at March 31, 2006 and 2005, respectively ..................            29             26
   Additional paid-in capital .....................................................        44,228         42,175
   Accumulated deficit ............................................................       (38,479)       (37,123)
   Less: 1,432,412 treasury shares at cost ........................................        (1,408)        (1,408)
                                                                                         --------       --------
      Total shareholders' equity ..................................................         4,370          3,670
                                                                                         --------       --------

      Total liabilities and shareholders' equity ..................................      $ 16,000       $ 17,229
                                                                                         ========       ========



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                             MARCH 31,      MARCH 31,      MARCH 31,
                                                               2006           2005           2004
                                                             --------       --------       --------
Revenues
   Software Licenses ..................................      $  3,014       $  3,274       $  2,240
   Software and audio services ........................         7,070          5,052          1,195
   Maintenance and professional services ..............         2,448          2,043          2,471
                                                             --------       --------       --------
       Total revenues .................................        12,532         10,369          5,906
                                                             --------       --------       --------

Cost of revenues
   Software Licenses ..................................            51            154            219
   Software and audio services ........................         3,881          3,799            526
   Maintenance and professional services ..............           827            792          1,248
   Amortization of acquired developed technology ......           376            451            233
                                                             --------       --------       --------
     Total cost of revenues ...........................         5,135          5,196          2,226
                                                             --------       --------       --------

Gross profit ..........................................         7,397          5,173          3,680
                                                             --------       --------       --------

Operating expenses
   Research and development ...........................         1,392          1,545          1,034
   Sales and marketing ................................         3,075          4,078          2,202
   General and administrative .........................         2,187          2,924          1,831
                                                             --------       --------       --------
     Total operating expenses .........................         6,654          8,547          5,067
                                                             --------       --------       --------
Income/(loss) from operations .........................           743         (3,374)        (1,387)
                                                             --------       --------       --------

Interest expense ......................................        (1,041)        (1,081)          (825)
Amortization of beneficial debt conversion ............          (856)          (853)          (408)
                                                             --------       --------       --------
      Total interest expense ..........................        (1,897)        (1,934)        (1,233)
Interest income and other .............................           117             25              6
Gain on sale of assets ................................            40             --             --
Net (loss)/ gain on settlement of debt and other
obligations ...........................................          (257)            82            349
Gain/ (loss) on foreign currency translation ..........            --              2            (28)
                                                             --------       --------       --------
Other loss from continuing operations .................        (1,997)        (1,825)          (906)
                                                             --------       --------       --------

Loss from continuing operations before income taxes ...        (1,254)        (5,199)        (2,293)
Income tax expense ....................................            --             --             --
                                                             --------       --------       --------

Loss from continuing operations .......................        (1,254)        (5,199)        (2,293)
Income/ (loss) from discontinued operations ...........            83           (128)           275
                                                             --------       --------       --------

Net loss ..............................................        (1,171)        (5,327)        (2,018)
Series A and B preferred stock dividends ..............          (130)          (105)           (75)
Imputed preferred stock dividends .....................           (55)            --           (247)
                                                             --------       --------       --------

Loss available to common shareholders .................      $ (1,356)      $ (5,432)      $ (2,340)
                                                             ========       ========       ========

Income/ (Loss) per common share, basic and diluted
   From continuing operations .........................      $  (0.05)      $  (0.23)      $  (0.16)
   From discontinued operations .......................            --             --           0.02
                                                             --------       --------       --------
   Net loss per common share ..........................      $  (0.05)      $  (0.23)      $  (0.14)
                                                             ========       ========       ========

Number of shares used in calculation of income/ (loss)
  per share basic and diluted: ........................        26,075         23,179         16,743
                                                             ========       ========       ========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                            ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                          (IN THOUSANDS)


                                        CONVERTIBLE PREFERRED
                                               STOCK               COMMON STOCK     ADDITIONAL                             TOTAL
                                        --------------------- --------------------- PAID - IN   ACCUMULATED  TREASURY  SHAREHOLDERS'
                                          SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     DEFICIT      STOCK      EQUITY
                                        ------------------------------------------------------------------------------------------
Balances, April 1, 2003 ............         --    $      --     17,018   $     17   $ 32,854    $(29,300)    $ (1,251)  $  2,320

Issuances of common stock ..........         --           --         25         --         14          --          --          14
Repricing of warrants ..............         --           --         --         --         12          --          --          12
Vesting of restricted
  stock grant ......................         --           --         --         --         40          --          --          40
Issuance of convertible
   preferred stock in
   private placement (net
   of expenses of $212) ............        150           --         --         --      1,288          --          --       1,288
Convertible subordinated
  notes converted to
  common stock .....................         --           --      1,572          2      1,099          --          --       1,101
Convertible redeemable
   subordinated notes
   converted to common
   stock ...........................         --           --        150         --        150          --          --         150
Beneficial conversion
feature associated with
convertible redeemable
notes ..............................         --           --         --         --        214          --          --         214
Debt and accrued liability
converted to common stock ..........         --           --        492         --        456          --          --         456
Preferred stock dividends ..........         --           --         --         --         --         (75)         --         (75)
Warrant grant ......................         --           --         --         --         21          --          --          21
Affiliate Practice
terminations .......................         --           --         --         --         --          --        (157)       (157)
Imputed preferred stock
dividends ..........................         --           --         --         --        247        (247)         --          --
Net loss ...........................         --           --         --         --         --      (2,018)         --      (2,018)
                                        ------------------------------------------------------------------------------------------
Balances, March 31, 2004 ...........        150           --     19,257         19     36,395     (31,640)     (1,408)      3,366

Glyphics acquisition ...............         --           --      2,819          3      2,760          --          --       2,763
Warrant expense ....................         --           --         --         --         90          --          --          90
Vesting of restricted stock grant ..         --           --         --         --         40          --          --          40
Issuance of common stock in private
   placement (net of expenses) .....         --           --      1,635          2      1,734         (51)         --       1,685
Convertible notes converted to
   common stock ....................         --           --        714          1        493          --          --         494
Preferred stock conversions ........        (23)          --        450         --         --          --          --          --
Debt converted to common stock .....         --           --        551         --        583          --          --         583
Preferred stock dividends ..........         --           --         --         --         --        (105)         --        (105)
Stock option exercises .............         --           --        151          1         80          --          --          81
Net loss ...........................         --           --         --         --         --      (5,327)         --      (5,327)
                                        ------------------------------------------------------------------------------------------
Balances, March 31, 2005 ...........        127           --     25,577         26     42,175     (37,123)     (1,408)      3,670

Warrant grant ......................         --           --         --         --          6          --          --           6
Series A preferred stock dividends .         --           --         --         --         --        (103)         --        (103)
Series B preferred stock dividends .         --           --         --         --         --         (27)         --         (27)
Vesting of restricted stock grant ..         --           --         --         --         40          --          --          40
Warrant exercise ...................         --           --        164          1         40          --          --          41
Warrant conversion expense
   due to warrant repricing ........         --           --         --         --          7          --          --           7
Issuance of Series B preferred stock
   in private placement from
   accounts payable and accrued
   liabilities conversion ..........         55           --         --         --        550          --          --         550
Issuance of Series B preferred stock
   in private placement ............         15           --         --         --        150          --          --         150
Imputed preferred stock dividend ...         --           --         --         --         55         (55)         --          --
Conversion of 2002 convertible
   redeemable subordinated notes
   and accrued interest to
   common stock ....................         --           --      1,971          2        531          --          --         533


                                        CONVERTIBLE PREFERRED
                                               STOCK               COMMON STOCK     ADDITIONAL                             TOTAL
                                        --------------------- --------------------- PAID - IN   ACCUMULATED  TREASURY  SHAREHOLDERS'
                                          SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     DEFICIT      STOCK      EQUITY
                                        ------------------------------------------------------------------------------------------

Conversion expense associated with
   conversion of 2002 convertible
   redeemable subordinated notes to
   common stock ....................         --           --         --         --        338          --          --         338
Conversion of 2004 senior
   unsecured promissory
   notes to common stock ...........         --           --        903         --        225          --          --         225
Gain on conversion of 2004
   senior unsecured
   promissory notes to
   common stock ....................         --           --         --         --         (9)         --          --          (9)
Issuance of common shares
   held in escrow to
   Glyphics shareholders ...........         --           --        308         --        120          --          --         120

Net loss ...........................         --           --         --         --         --      (1,171)         --      (1,171)
                                        ------------------------------------------------------------------------------------------
Balances, March 31, 2006 ...........        197      $    --     28,923     $   29   $ 44,228    $(38,479)    $(1,408)    $ 4,370
                                        ==========================================================================================

                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                       ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)

                                                                      FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                                     ENDED MARCH 31,   ENDED MARCH 31,   ENDED MARCH 31,
                                                                          2006              2005              2004
                                                                        -------           -------           -------
Cash flows from continuing operating activities:
Loss from continuing operations ..............................          $(1,254)          $(5,199)          $(2,293)
Adjustments to reconcile loss from continuing operations to
cash provided by/ (used in) continuing operating activities:
   Provision for/ (recovery of) bad debts ....................              111               212              (148)
   Loss on disposal of fixed assets ..........................               --                 6                --
   Depreciation and amortization .............................            1,684             1,657               462
   Warrant expense ...........................................                6                90                33
   Loss on CNLearn note receivable settlement ................                8                --                --
   Debt conversion expense, net ..............................              249                --                --
   Gain on sale of assets to Learn Something .................              (40)               --                --
   Stock compensation expense ................................               40                40                40
   Net gain on settlement of debt and other obligations ......               --               (82)             (349)
    Accretion of debt discount to interest expense ...........              626               676               292
   Stock issued for contingent compensation ..................               60                --               300
 Changes in operating assets and liabilities, net of
 business acquisitions:
     (Increase) in accounts receivable .......................             (352)             (450)             (352)
     Decrease/ (increase) in prepaid expenses and other
       current assets ........................................               39                39               (76)
     Decrease in other assets ................................                6                13                 5
     (Decrease)/ increase in accounts payable and accrued
       liabilities ...........................................             (452)              465               753
     (Decrease)/ increase in deferred revenue ................              (97)              (85)              267
                                                                        -------           -------           -------
        Net cash provided by/ (used in) operating activities .              634            (2,618)           (1,066)
                                                                        -------           -------           -------

Cash flows from investing activities:
   Capital expenditures ......................................              (55)             (153)              (66)
   Acquisitions, net of cash acquired ........................               (4)                4              (367)
   Acquisition royalty earnout ...............................             (261)              (70)               --
   Deferred acquisitions costs ...............................               --                --                44
   Proceeds from sale of software ............................               20                --                --
   Repayment of notes receivable .............................                8                25                25
                                                                        -------           -------           -------
        Net cash used in investing activities ................             (292)             (194)             (364)
                                                                        -------           -------           -------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock .................              150                --             1,500
   Preferred stock dividends .................................             (116)             (105)              (75)
   Proceeds from issuance of long-term debt ..................               19             4,250               500
   Stock issuance expense ....................................               --                --                14
   Proceeds from exercise of stock options ...................               --                81                --
   Proceeds from exercise of stock warrants ..................               41                --                --
   Repayment of long-term debt ...............................             (308)             (514)             (559)
   Repayment of capital lease liabilities ....................             (157)             (328)             (242)
   Financing costs incurred ..................................              (24)             (448)             (212)
                                                                        -------           -------           -------
        Net cash (used in)/ provided by financing activities .             (395)            2,936               926
                                                                        -------           -------           -------

Cash flows from continuing operations ........................              (53)              124              (504)
Cash flows from discontinued operations ......................              (13)              116               387
                                                                        -------           -------           -------

        Net change in cash and cash equivalents ..............              (66)              240              (117)

Cash and cash equivalents, beginning of period ...............              532               292               409
                                                                        -------           -------           -------

Cash and cash equivalents, end of period .....................          $   466           $   532           $   292
                                                                        =======           =======           =======

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company develops and sells software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, led by LearnLinc (which also includes MeetingLinc, ConferenceLinc, and SupportLinc), is an award winning virtual classroom, Web conferencing and collaboration suite of software. With its Web collaboration, conferencing and virtual classroom products, the Company provides simple, reliable and cost-effective tools for remote presentations, meetings and online events. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what the Company believes to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version
8.01. The Company's customers may choose from several different pricing options for the iLinc Suite, and may receive its products on a stand-alone basis or integrated with one or a number of its other award-winning products, depending upon their needs. Uses for the four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company sells its software solutions to large and medium-sized corporations inside and outside of the Fortune 1000, targeting certain vertical markets. The Company markets its products using a direct sales force and a distribution channel consisting of agents and value added resellers. The Company allows customers to choose between purchasing a perpetual license and subscribing to a term license to its products, providing for flexibility in pricing and payment methods.

         The Company began operations in March of 1998. Its formation included the simultaneous rollup of fifty private businesses and an initial public offering. The Company's initial goals included providing training enhancement services over the Internet using a browser based system. In 2002, the Company began shifting its focus away from its legacy business, settling on its current focus of Web conferencing and audio conferencing and in doing so ultimately changed its name to iLinc Communications, Inc. in February 2004.

         The Company's consolidated financial statements for the year ended March 31, 2004 were prepared on a basis which assumed that it would continue as a going concern, and which contemplated the realization of its assets and the satisfaction of its liabilities and commitments in the normal course of business.

2.       DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. In accordance with SFAS 144 "ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS," the Company has restated its historical results to reflect its dental practice management service business segment as a discontinued operation.

         A summary of the results from discontinued operations for the years ended March 31, 2006, 2005, and 2004 are as follows:

                                                                      FOR THE YEARS ENDED MARCH 31,
                                                                    ---------------------------------
                                                                    2006          2005          2004
                                                                    -----         -----         -----
                                                                             (IN THOUSANDS)
Net revenue ................................................        $  --         $  --         $ 128
Operating expenses .........................................            3            --           (87)
                                                                    -----         -----         -----
Income/ (loss) from operations .............................           (3)           --           215
Interest expense ...........................................           (1)          (36)          (86)
Interest income ............................................           --            --            29
Gain on termination of service agreements with Affiliated
  Practices ................................................           87            42            63
Gain on debt forgiveness ...................................           --            15            54
Loss on settlement of capital lease ........................           --          (149)           --
Tax expense ................................................           --            --
                                                                    -----         -----         -----
Net income/ (loss) from discontinued operations ............        $  83         $(128)        $ 275
                                                                    =====         =====         =====

         Interest expense of $1,000, $36,000, and $86,000 for fiscal years 2006, 2005, and 2004, respectively, was allocated to the discontinued dental practice management services business segment since it relates to specific debts that were incurred in order to provide the dental practice management services.

         Discontinued operations are expected to generate cash flows through the third quarter of fiscal 2007.

         A summary of the assets and liabilities of its discontinued operations are as follows:

                                                                     AS OF MARCH 31,
                                                                   2006          2005
                                                                ------------  ------------
                                                                     (IN THOUSANDS)


              Notes receivable, net...........................  $        --   $       114
              Capital lease settlement liability..............  $        53   $       263


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

         Our revenues are generally classified into three main categories: license revenue, software and audio service revenue and maintenance and professional service revenue. License revenue is generated from the sale of its iLinc suite of Web conferencing software on a software purchase model basis under the traditional perpetual model or the iLinc Enterprise Unlimited model launched in fiscal 2006 and from the sale of its off-the-shelf courseware, primarily the online Bridge (Mini-MBA) program. Software and audio service revenue is generated from the sale of its iLinc Suite of Web conferencing software on an Application Service Provider ("ASP") model basis, the sale of its iLinc Suite software on a per-minute basis, and includes all revenue from the provision of audio conferencing services, as well as, all service contracts that might include hosting, and training services. Maintenance and professional service revenue is generated from the sale of maintenance contracts related to its iLinc suite of Web conferencing software on a purchase model basis, when hosted by the customer, and from the sale of professional services that are associated with its custom content development services.

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

         In connection with the Company's sales of software licenses, whether on a purchase model basis or periodic license basis, the Company adopted Statement of Position ("SOP") 97-2 "Software Revenue Recognition" as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software licenses if all of the following conditions are met: first, there is persuasive evidence of an arrangement with the customer; second, the product has been delivered to the customer; third, the amount of the fees to be paid by the customer is fixed or determinable; and, fourth, collection of the fee is probable.

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

         At the time of the sale of its software license on a purchase license basis, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction before recording immediate revenue recognition, assuming all other elements of revenue recognition are present. Billings to its customers are generally due within 30 to 90 days, with payment terms up to 180 days available to certain credit worthy customers. The Company believes that it has sufficient history of collecting all amounts within these normal payment terms and to conclude that the fee is fixed or determinable at the time of the perpetual license sale. The Company considers all arrangements with payment terms longer than 180 days not to be fixed or determinable and for arrangements involving the extended payment terms exceeding 180 days, revenue recognition occurs when payments are collected, assuming all other elements of revenue recognition are present.

         In addition, in assessing whether collection is probable or not for a given transaction, and therefore whether the Company should recognize the revenue, the Company makes estimates regarding the creditworthiness of the customer. Initial creditworthiness is assessed through internal credit check processes, such as credit applications or third party reporting agencies. Creditworthiness for transactions to existing customers primarily relies upon a review of their prior payment history. The Company does not request collateral or other security from its customers. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon the receipt of payment or other change in circumstance.

         During Fiscal 2006, iLinc launched its Enterprise Unlimited perpetual licensing model, that enables customers to pay a one-time up-front fee for unlimited, organization-wide Web conferencing, with revenue recognized at the time of the sale of the Enterprise Unlimited perpetual license. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement and that is approximately equivalent to the 15% to 18% charged for concurrent seat perpetual license contracts. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged with the additional revenue recognized on a straight-line basis over the period of the contract.

Sales of Concurrent Licenses on an ASP and Per-minute Basis

         Historically and on a continuing basis, a majority of its license revenue has been generated under the software purchase model basis, with revenue recognized based on a one-time sale of a perpetual license. In addition to that purchase model software sale, the Company also offers a more flexible concurrent connection seat license and a pay-per-minute usage based model. Under its ASP model, a customer may subscribe to a certain number of concurrent connections or seats for a fixed period, often a year. Under this ASP method, the Company recognizes the revenue associated with these monthly, fixed-fee subscription arrangements each month on a straight-line basis over the term of the agreement. Other customers choose to avoid annual commitments and instead use its Web conferencing and audio conferencing products and services based upon a per-minute or usage-based pricing model. Per-minute customers may also include those customers on an ASP model that incur overage fees for usage in excess of the permitted number of seats or minutes in excess of the minimum commitment. The per-minute fees that include overage fees are charged at the end of each month and recorded as revenue at the end of each month as the services are provided. Customers with contractually established minimum per-minute fees are assessed the greater of the established minimum or the actual usage at the end of each month. Customers wishing to avoid monthly commitments may use the e-commerce portion of its Web site that permits the use of its Web conferencing services on a pay-per-use basis, with no monthly minimum, purchasing the services and paying for those services online by credit card.

Sales of Maintenance, Hosting and other Related Services

         The Company offers with each sale of its software products a software maintenance, upgrade and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold in a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12-month terms with maintenance contracts available up to 36 months. The Company typically charges 15% to 18% of the software purchase price for a 12-month contract with discounts available for longer-term agreements. The Company also typically charges 5% to 10% of the software purchase price for hosting of purchase model software sales for customers who do not wish to install and host the iLinc Suite on their own premises or that of a co-location facility. Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement and that is approximately equivalent to the 15% to 18% charged for concurrent seat perpetual license contracts.

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

Sales of Custom Content Development Services

         A component of its maintenance and professional services revenue is derived from custom content development services. The sale of custom content development services often involves the execution of a master service agreement and corresponding work orders describing the deliverable due, the costs involved, the project milestones and the payments required. These custom content development services are primarily outsourced to a subcontractor, Interactive Alchemy. For contracts and revenues related exclusively to custom content development services, the Company recognizes revenue and profit as work progresses on custom content service contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenue and costs as each job progresses throughout the relevant contract period. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a custom content service contract can be made. Recognized revenues and profit are subject to revisions as the custom content service contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Should this arise, the provision for any estimated losses on uncompleted custom content service contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2006, 2005, and 2004 for any custom content development services. For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer.

Sales by VARs and Agents

         The Company has engaged organizations within the United States of America and in 12 other countries that market and sell its products and services through their sales distribution channels that are value added resellers (VARs). The VARs primarily sell, on a non-exclusive basis, its iLinc suite of Web conferencing products and predominately sell purchase-model perpetual licenses for installation and hosting by the VAR's customer. The Company's VAR contracts have terms of one to two years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. Each VAR purchases the product from the Company and resells the product to its customers. Under those VAR agreements, the Company records only the amount paid by the VAR as revenue and recognizes revenue when all revenue recognition criteria have been met. The Company also engages organizations that act as mere agents or distributors of its products ("Agents"), without title passing to the Agent and with the Agent only receiving a commission on the consummation of the sale to its customer. The Company records revenue on sales by Agents on a gross basis before commissions due to the Agent and only when all revenue recognition criteria are met as would be with a sale by the Company directly to a customer not involving an agent.

Sales Reserve

         The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded, if at all, as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations, and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported. As of March 31, 2006, the Company did not believe that an accrual for sales reserve was necessary, but continues to assess the adequacy of the sales reserve account balance on a quarterly basis.

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

         The allowance for doubtful accounts for iLinc Web collaboration product sales is $120,000 and $84,000, respectively, as of March 31, 2006 and 2005 and is based on its historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

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

ADVERTISING COSTS

         Advertising costs are expensed as incurred. The Company's advertising expense at March 31, 2006, 2005 and 2004 was $40,000, $22,000 and $122,000,
respectively.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt investments with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

         The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. At March 31, 2006 and 2005, the Company had approximately $350,000 and $403,000, respectively, in excess of FDIC insured limits.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the various classes of depreciable assets as follows:

       Furniture & Fixtures                 5 years
       Equipment                            5 years
       Computer Equipment                   3 years
       Leasehold improvements               shorter of 5 years or lease term

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

         The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with the acquisitions (see Note 8). Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. Based in part on a third party full scope valuation that was performed with the valuation date of March 31, 2006, the Company's management believes that no impairment exists at March 31, 2006.

         Debt issuance costs, which are included in other intangible assets, are amortized using the straight-line method over the term of the related debt obligations. At March 31, 2006 and 2005, debt issuance costs, net of accumulated amortization, were $587,000 and $784,000, respectively. Amortization of debt issuance costs have been reflected in interest expense in the accompanying consolidated statements of operations and total $229,000, $194,000, and $104,000 for the years ended March 31, 2006, 2005, and 2004, respectively. These intangibles are amortized over their expected lives of between 39 months and 120 months. The $229,000 of amortization includes $131,000 related to the March 2002 Convertible Note Offering and $98,000 related to the 2004 Private Placement Offering. Included in the March 2002 Convertible Note Offering, amortization of $50,000 was accelerated due to the conversion of $525,000 of the notes into 1,917,088 shares of the Company's common stock. Included in the April 2004 Private Placement Offering, amortization of $10,000 was accelerated due to the conversion of $225,000 or the offering debt into 903,205 shares of the Company's common stock.

         Other intangibles primarily consist of the Glyphics, Quisic and LearnLinc purchase consideration (see Note 8), that was allocated to purchased software and customer relationship intangibles (see Note 6). Such other intangibles are amortized over their expected benefit period of 24 to 72 months.

LONG-LIVED ASSETS

         The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. No impairment charges were recorded for the years ended March 31, 2006, 2005 and 2004.

CUSTOMER CONCENTRATIONS

         Accounts receivable represent license agreements entered into and services rendered by the Company with its customers. The Company performs periodic credit reports before recognizing sales to certain customers, but does not receive collateral related to the receivables.

         Revenues included one customer with transactions approximating 8%, 6%, and 24% of net revenues for the years ended March 31, 2006, 2005, and 2004, respectively of the trade accounts receivable balance. Revenues from international customers for the years ended March 31, 2006, 2005, and 2004 approximated $566,000, $391,000, and $975,000, respectively.

         Accounts receivable balances for two customers totaled approximately 9% and 7%, respectively, at March 31, 2006 and one customer approximated 7% as a percentage of the total balance outstanding at March 31, 2005.

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

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after March 31, 2006 and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in its first quarter of fiscal 2007 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company is currently assessing the impact of this proposed Statement on our share-based compensation programs, however, it expects that the requirement to expense stock options and other equity interests that have been or will be granted to employees will increase its operating expenses and result in lower earnings per share.

         The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2006, 2005, and 2004:


                                                    2006              2005              2004
                                                    ----              ----              ----
     Risk free interest rate                    4.18 - 4.55%       4.19 - 4.71%      3.73-4.40%
     Dividend yield                                  0%                0%                0%
     Volatility factors of the expected
        market price of the Company's
        common stock                             110% - 125%            73-90%        70-139%
     Weighted-average expected life of
        Options                                     10 years          10 years       5-9 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                           2006            2005            2004
                                           ----            ----            ----
Net loss available to common
shareholders, as reported                $(1,356)        $(5,432)        $(2,340)
Plus: Stock-based employee
    compensation expense
    included in reported net
   loss                                       40              40              --
Less: Total stock-based
    employee compensation
    expense determined using
    fair value based method                 (191)           (352)           (168)
                                         -------         -------         -------
Pro forma net loss                       $(1,507)        $(5,744)        $(2,508)
                                         =======         =======         =======

Loss per share
Basic and Diluted - as reported          $ (0.05)        $ (0.23)        $ (0.14)
                                         =======         =======         =======
Basic and Diluted - pro forma            $ (0.06)        $ (0.25)        $ (0.15)
                                         =======         =======         =======

INCOME/LOSS PER SHARE

         Basic income/loss per share is computed by dividing net income/loss available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the twelve months ended March 31, 2006, 2005, and 2004, options and warrants to purchase 5,285,528, 4,524,137 and 9,930,519 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. Additionally, for the twelve months ended March 31, 2006, 2005 and 2004 preferred stock and debt convertible into 10,450,000, 8,175,000 and 8,175,000 shares of common stock, respectively, were excluded from the computation of diluted income/loss per share because inclusion of such would be antidilutive. Furthermore, a restricted stock grant of 450,000 shares has been excluded from the income/loss per share calculations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings and notes receivables (presented in assets both from continuing and discontinued operations) as of March 31, 2006 and 2005, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

GUARANTEES AND INDEMNIFICATIONS

         The Company provides a limited 90-day warranty for certain of its software products. Historically, claims by customers under this limited warranty have been minimal, and as such, no warranty accrual have been provided for in the Company's consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45.

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer's or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2006.

         The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after March 31, 2006 and allows for several alternative transition methods. The Company expects to adopt SFAS 123R in its first quarter of fiscal 2007 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. The Company is currently assessing the impact of this proposed Statement on its share-based compensation programs, however, we expect that the requirement to expense stock options and other equity interests that have been or will be granted to employees will increase its operating expenses and result in lower earnings per share.

RECLASSIFICATIONS

         Certain prior year balances in the consolidated financial statements have been reclassified to conform to the fiscal 2006 presentation.

4.       NOTE RECEIVABLE

         Note receivable consisted of the following:
                                                                                      MARCH 31,
                                                                               -----------------------
                                                                                   2006        2005
                                                                               ----------- -----------
                                                                                    (IN THOUSANDS)
Note receivable..............................................................  $       12  $       25
Less: allowance for doubtful accounts........................................          --          --
                                                                               ----------- -----------
                                                                                       12          25
Less: note receivable, current...............................................         (12)        (25)
                                                                               ----------- -----------
                                                                               $       --  $       --
                                                                               =========== ===========

         In June 2005, a note receivable relating to the sale of software in the amount of $25,000 was settled for $17,500. The Company recognized a loss on settlement of $7,500. The remaining note receivable bears interest at 10%, with interest and principal due in monthly installments through October 31, 2006.
This note relates to the September 2005 sale of software acquired during the acquisition of Quisic for $40,000, of which $20,000 was paid up front and the remainder recorded as a note receivable, which resulted in a gain on sale of software for $40,000.

5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consisted of the following:
                                                                                      MARCH 31,
                                                                               ----------------------
                                                                                   2006       2005
                                                                               ----------- ----------
                                                                                   (IN THOUSANDS)
Furniture and fixtures....................................................     $     349   $     349
Equipment.................................................................           298         294
Computer equipment........................................................         2,400       2,354
Leasehold improvements....................................................            29          24
                                                                               ----------- ----------
   Total property and equipment                                                    3,076       3,021
Less: accumulated depreciation............................................        (2,740)     (1,800)
                                                                               ----------- ----------
   Property and equipment, net............................................     $     336   $   1,221
                                                                               =========== ==========

         Depreciation expense for the years ended March 31, 2006, 2005, and 2004 was $940,000, $845,000, and $221,000, respectively.

6.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:
                                                                                      MARCH 31,
                                                                               ----------------------
                                                                                  2006        2005
                                                                               ----------  ----------
                                                                                   (IN THOUSANDS)
Goodwill...................................................................    $  11,206   $  10,797
                                                                               ==========  ==========

         The changes in the carrying amount of the goodwill for the years ended
March 31, 2006 and 2005 (IN THOUSANDS):

Balance, March 31, 2004....................................................    $   9,190
   Mentergy acquisition, royalty accrual...................................          618
   Glyphics acquisition....................................................          989
                                                                               ----------
Balance, March 31, 2005....................................................       10,797
   Mentergy acquisition, royalty accrual...................................          280
   Glyphics acquisition....................................................            9
   Issuance of Glyphics escrow shares......................................          120
                                                                               ----------
Balance, March 31, 2006....................................................    $  11,206
                                                                               ==========

                                       52





         During fiscal 2002, the Company acquired certain assets of LearnLinc
Corporation, a wholly owned subsidiary of Mentergy, Inc. As part of the agreement, the Company agreed to pay a royalty of 20% for all cash revenues collected from the sale or license of LearnLinc software over a three-year period up to November 4, 2005. The offset to the royalty accrual was recorded as goodwill. The Company included $618,000 in fiscal 2005 and $280,000 in fiscal
2006 up to November 4, 2005.

         The Company acquired Glyphics in the first quarter of fiscal 2005, which resulted in the Company recording $989,000 of goodwill. See note 8 for further details.

         At March 31, 2006, the Company also recorded $120,000 to goodwill for the issuance of shares to the Glyphics shareholders that had been held in escrow. See note 10 for further details.

         In accordance with SFAS 142, the Company does not amortize goodwill.
SFAS 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. The Company has established the date of March 31 on which to conduct its annual impairment test. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value or the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. Based in part on a third party full scope valuation that was performed with the valuation date of March 31, 2006, the Company's management believes that no impairment exists at March 31, 2006.

                                        -----------------------------------------------------------------
                                                                       MARCH 31, 2006
                                        -----------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING    GROSS CARRYING     ACCUMULATED
                                            LIVES         AMOUNT          AMORTIZATION             NET
                                        -----------------------------------------------------------------
                                           (YEARS)                       (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 5.10     $        1,080    $          (493)  $          587
   Purchased software                       1.17              1,481             (1,169)             312
   Customer relationships                   4.17              1,230               (398)             832
                                                     ----------------------------------------------------
                                                     $        3,791     $       (2,060)  $        1,731
                                                     ====================================================

                                        -----------------------------------------------------------------
                                                                       MARCH 31, 2005
                                        -----------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING     GROSS CARRYING     ACCUMULATED
                                            LIVES           AMOUNT         AMORTIZATION         NET
                                        -----------------------------------------------------------------
                                           (YEARS)                     (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 5.84        $     1,113    $     (329)         $        784
   Purchased software                       1.92              1,481          (792)                  689
   Customer relationships                   4.46              1,230          (199)                1,031
                                                     ----------------------------------------------------
                                                        $     3,824    $   (1,320)         $      2,504
                                                     ====================================================


AGGREGATE AMORTIZATION EXPENSE FOR INTANGIBLES (IN THOUSANDS) :

                                                             For the year ended March 31, 2006        $744
                                                             For the year ended March 31, 2005        $812
                                                             For the year ended March 31, 2004        $241

ESTIMATED AMORTIZATION EXPENSE (IN THOUSANDS):
                                                                Fiscal Year
                                                                -----------
                                                                   2007                     $655
                                                                   2008                      341
                                                                   2009                      276
                                                                   2010                      276
                                                                   2011                      108
                                                                Thereafter                    75
                                                                                -----------------
                                                                                          $1,731
                                                                                =================

                                       53






7.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following:

                                                                                     MARCH 31,
                                                                              -----------------------
                                                                                2006          2005
                                                                              ----------  -----------
                                                                                   (IN THOUSANDS)
Accounts payable trade......................................................  $   1,257   $   1,771
Accrued state sales tax.....................................................        233         119
Accrued interest............................................................        343         241
Amount payable to Quisic shareholders ......................................         --         450
Amounts related to acquisitions.............................................          8         315
Amounts payable to third party providers....................................      1,006       1,000
Amounts payable to Interactive Alchemy......................................         36          59
Accrued salaries and related benefits.......................................        453         422
Deferred rent liability.....................................................         27          54
Liabilities from discontinued operations....................................         53         263
Other.......................................................................         54          37
                                                                              ----------  -----------
   Total accounts payable and accrued liabilities...........................  $   3,470   $   4,731
                                                                              ==========  ===========

8.       BUSINESS COMBINATIONS

GLYPHICS CORPORATION

         The Company executed an agreement to acquire substantially all of the assets of and assume certain liabilities of Glyphics, a Utah based, private company. The acquisition had a stated effective date of June 1, 2004 and was fully consummated on June 14, 2004. The purchase price of $5.349 million was based on a multiple of the Glyphics' 2003 annual audio conferencing business revenues (as defined in the asset purchase agreement). The purchase price was paid with the assumption of specific liabilities, with the balance paid using its common stock at the fixed price of $1.05 per share.

         In exchange for the assets received, the Company assumed $2.466 million in debt and issued 3.1 million shares of its common stock at the date of acquisition. 704,839 shares of the Company's common stock were held in escrow subject to the claims of the Company for: (1) the amount, if any, that the audited audio conferencing business revenues (as defined in the asset purchase agreement) earned by the Company during the 12 months after the closing date are less than the audited audio conferencing business revenues (as defined in the asset purchase agreement) recorded by Glyphics during the 12 months ending December 31, 2003, (2) the representations and warranties made by Glyphics and its shareholders in the asset purchase agreement, and (3) the amount if any that the liabilities accrued or paid by the Company are in excess of those specifically scheduled and assumed as part of the asset purchase agreement. Subsequent to March 31, 2006, 704,839 shares were released from escrow related to the acquisition of Glyphics. Of that amount, 396,706 were returned to iLinc Communications due to the Company assuming obligations of $377,815 greater than scheduled in the purchase agreement. The remaining 308,133 shares were issued to the Glyphics shareholders at $0.39 per share based on the closing price of the agreement date of April 18, 2006. These shares were recorded as outstanding on March 31, 2006, pursuant to the terms of the Escrow Agreement. The Glyphics' shareholders receiving the Company's common stock as a result of the transaction have the right to demand registration of their common stock upon written notice, one year from the date of the transaction, to the Company and also have piggyback registration rights should the Company file a registration statement before the shares are otherwise registered. Operating results associated with audio conferencing operations are included as of June 1, 2004. The purchase price recorded was calculated as follows:

                                                                       AMOUNT
                                                                    ------------
   Issuance of iLinc's common stock (valued at $0.98 per share
           using the five day average closing price) ............   $     2,763
   Issuance of iLinc's common stock (valued at $0.39 per share
           using the closing price at April 18, 2006.............           120
   Assumed liabilities...........................................         2,466
                                                                    ------------
      Total purchase price.......................................   $     5,349
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

          The purchase price of Glyphics has been allocated as follows:

                                                                    PURCHASE
                                                                PRICE ALLOCATION
                                                                ----------------
                                                                 (IN THOUSANDS)
Current assets...............................................   $          618
Property and equipment.......................................            1,609
Goodwill ....................................................            1,118
Identifiable intangible assets ..............................            2,004
Current liabilities..........................................           (1,356)
Notes payable................................................             (753)
Capital leases...............................................             (357)
Common stock.................................................               (3)
Additional paid-in capital...................................           (2,880)
                                                                ----------------
Total                                                           $           --
                                                                ================

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


                                                                 ----------------------------------
                                                                    YEAR ENDED      YEAR ENDED
                                                                  MARCH 31, 2005  MARCH 31, 2004
                                                                 ----------------------------------
Revenues........................................................ $      10,906   $      10,026
Loss from continuing operations.................................        (3,604)         (3,157)
 Net loss from continuing operations............................        (5,440)         (4,773)

Loss per basic and diluted share from continuing operations..... $       (0.24)  $       (0.25)

 Weighted average shares outstanding:
    Basic and diluted...........................................        23,328          19,562

                                       55





         The pro forma financial information presented does not purport to indicate what the combined results of operations would have been had the combination occurred at the beginning of the periods presented or the results of operations that may be obtained in the future.

9.      LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                          MARCH 31,
                                                                                  ------------------------
                                                                                      2006         2005
                                                                                  ------------ -----------
                                                                                       (IN THOUSANDS)

    2002 Convertible redeemable subordinated notes  ............................. $    5,100   $    5,625
    2004 Senior unsecured promissory notes.......................................      2,962        3,187
    Shareholders' notes payable..................................................        157          282
    Notes payable................................................................        447          613
                                                                                  ------------ -----------
                                                                                       8,666        9,707

    Less:   Current portion of long-term debt...................................        (199)        (885)
            Discount.............................................................       (896)      (1,349)
            Beneficial conversion feature....................................... .      (597)        (771)
                                                                                  ------------ -----------
    Long-term debt, net of current portion....................................... $    6,974   $    6,702
                                                                                  ============ ===========

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000. Under the terms of the Convertible Note Offering, the Company issued convertible redeemable subordinated notes and warrants to purchase 5,775,000 shares of the Company's common stock. The convertible notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The note holders may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into shares of the Company's common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness with no waiver required. Those warrants expired on March 29, 2005 without exercise. The exercise price of the warrants was $3.00 per share. The Company could have forced exercise of the warrants at the exercise price, if at any time the closing price of the Company's common stock equaled or exceeded $5.50 per share for 20 consecutive trading days. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. The fair value was then used to calculate a discount of $1,132,000, which is being amortized to interest expense over the ten-year term of the notes. Since the carrying value of the notes was less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten year term of the notes. Upon conversion of these convertible notes, any remaining discount and beneficial conversion feature associated with these convertible notes will be expensed in full at the time of conversion. The common stock underlying these notes was registered with the SEC and may be sold if converted into common stock pursuant to a resale prospectus dated May 24, 2004. During fiscal 2004 holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company. During fiscal 2006 holders with a principal balance of $525,000 converted their notes and $8,000 of accrued interest into 1,971,088 shares of the Company's common stock at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the period ending March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively at the time of conversion.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the

Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the year ended March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount associated with the debt by expensing $10,000 and $35,000, respectively at the time of conversion. On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000.

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes were originally due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the noteholders agreed to extend the maturity date and accept installment payments that were due during the year ended March 31, 2006. The outstanding principal balance on these notes is $157,000 as of March 31, 2006. The Company has agreed to make installment payments for the outstanding principal balance plus accrued interest. As of March 31, 2006, the Company owed installment payments for principal of $87,000 on those IPO Notes, with no claims of default by the holders of the outstanding IPO notes.

         In connection with the Company's acquisition of Glyphics (Note 8), the Company assumed $753,000 in loan obligations, the unpaid balance of which $43,000 at March 31, 2006 is currently due in the short term. The rates of interest on such notes range from 6% to 9.5% per annum. Subsequent to March 31, 2006, the loan amount for $397,000 was extended to April 1, 2007 and was therefore recorded as long-term debt at March 31, 2006.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to March 31, 2006 were as follows (IN THOUSANDS):


2007..............................................................  $      199
2008..............................................................       3,364
2009..............................................................           2
2010..............................................................           1
2011..............................................................          --
Thereafter........................................................       5,100
                                                                    -----------
                                                                    $    8,666
                                                                    ===========

10.      CAPITALIZATION

PREFERRED STOCK

       The Company has the authority to issue ten million shares of preferred stock, par value $.001 per share. On September 16, 2003, the Company completed its private placement of Series A Preferred Stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of Series A Preferred Stock and a warrant to purchase 25,000 shares of common stock, par value $.001. The Series A Preferred Stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of Series A Preferred Stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the Series

A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock was allocated pro-rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. After allocating the proceeds between the Series A Preferred Stock and warrant, an effective conversion price was calculated for the Series A Preferred Stock to determine the beneficial conversion discount for each share. During the year ended March 31, 2004, the aggregate value of the warrants and the beneficial conversion discount of $247,000 were considered a deemed dividend in the calculation of loss per share. During fiscal 2005, holders of 22,500 shares converted to 450,000 shares of common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         On September 30, 2005, the Company executed definitive agreements with nine investors to issue 70,000 unregistered shares of its Series B Preferred Stock, par value $0.001 and warrants to purchase 700,000 shares of its common stock (the "Warrants") in a private transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. Of the total Series B Preferred Stock issued, 15,000 shares of Series B Preferred Stock with Warrants to purchase 150,000 shares of common stock were issued to four individuals in exchange for their cash investment of $150,000; 15,000 shares of Series B Preferred Stock with Warrants to purchase 150,000 shares of common stock were issued to two vendors in exchange for an offset of their accounts payable balance in the amount of $150,000; and 40,000 shares of Series B Preferred Stock with Warrants to purchase 400,000 shares of common stock (effective August 29, 2005 as previously disclosed on Form 8-K dated September 2, 2005) were issued to three institutional investors in exchange for the offset of accrued liabilities in the amount of $400,000 that arose from the Quisic acquisition. The Company recorded a gain on debt conversion of $50,000 associated with this transaction since the liabilities outstanding were $450,000 at the time of the transaction. The Series B Preferred Stock bears an 8% dividend, was sold using a deemed $10.00 per share issue price, and is convertible into 2,800,000 shares of the Company's common stock using a conversion price of $0.25 per share. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on the third anniversary of the issue date of September 30, 2005. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of loss per share.

COMMON STOCK

         As of March 31, 2006, the Company is authorized to issue 100 million shares of common stock. The Company has acquired treasury stock from certain affiliated practices for the payment of receivables and purchase of property and equipment as a part of its discontinued operations.

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its Chief Executive Officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The shares 100% vest after 10 years from the date of grant or upon attaining the following share price performance criteria: 150,000 shares vest if the share price trades for $4.50 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $8.50 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $12.50 per share for 20 consecutive days.

         Subsequent to March 31, 2006, the Compensation Committee of the Board of Directors amended the vesting performance criteria hurdles as follows:
150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days. All other aspects of the grant remained the same.

         In connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. The Company recognized a $179,000 charge to income at the date of grant.

         Subsequent to March 31, 2006, 704,839 shares were released from escrow related to the acquisition of Glyphics. Of that amount, 396,706 were returned to iLinc Communications due to the Company assuming obligations of $377,815 greater than scheduled in the purchase agreement. The remaining 308,133 shares were issued to the Glyphics shareholders at $0.39 per share based on the closing price of the agreement date of April 18, 2006. These shares were recorded as outstanding on March 31, 2006 pursuant to the terms of the Escrow Agreement.

         Subsequent to March 31, 2006, on June 9, 2006, the Company completed a private placement of 5,405,405 unregistered, restricted shares of common stock for approximately $1.7 million in net cash proceeds. The Company paid its placement agent an underwriting commission of $180,000 of which $25,000 was recorded as deferred offering costs at March 31, 2006 and incurred additional offering expenses of approximately $50,000. Within 30 days of the closing date, the Company will file a Registration Statement on Form S-3 to enable the resale of the shares by the Investors. The Company intends to use the proceeds for working capital and general corporate purposes.

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

         In January 2005, in connection with the restructuring of the payments on loan obligations due in connection with the acquisition of Glyphics, the Company issued a warrant for 50,000 shares with an exercise price of $0.55. The loan was guaranteed by Gary Moulton, the Company's senior vice president of audio services, as well as a shareholder of the Company, both of whom were formerly owners of Glyphics. The warrant expires in January 2007. The fair value of the warrant of $8,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 72%, dividend yield of 0%, and a risk-free rate of 3.1%. In June 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares to the Glyphics shareholder with an exercise price of $0.32. The warrant expires in June 2007. The fair value of the warrant of $6,500 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 71%, dividend yield of 0%, and a risk-free rate of 3.6%. Subsequent to yearend, on April 1, 2006, the Company issued an additional warrant for 50,000 shares with an exercise price of $0.40. The warrant expires in April 2009. The fair value of the warrant of $15,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 125%, dividend yield of 0%, and a risk-free rate of 4.83%. Subsequent to yearend, the expiration dates of the warrants issued in January 2005 and August 2005 were extended to March 31, 2009. Based on an analysis using the Black-Scholes pricing model, no adjustment was made to the fair value of the two extended warrants.


11.      INCOME TAXES

         Significant components of the provision for income taxes were as follows (IN THOUSANDS):

                                                      YEAR ENDED   YEAR ENDED
                                                       MARCH 31,    MARCH 31,
                                                         2006         2005
                                                     ------------ ------------
Current tax expense:
   Federal........................................       (1,010)       (2,033)
   State..........................................       (1,915)         (359)
                                                     ------------ ------------
     Total current................................       (2,925)       (2,392)
                                                     ------------ ------------
Deferred tax expense:
   Federal........................................        1,010         2,033
   State..........................................        1,915           359
                                                     ------------ ------------
     Total deferred...............................        2,925         2,392
                                                     ------------ ------------
Expense for income taxes..........................           --            --
                                                     ============ ============

         The Company incurred no tax expense for the years ending March 31, 2006 March 31, 2005 and March 31, 2004 due to the losses incurred in all periods presented.

         Significant components of the Company's deferred tax assets (liabilities) were as follows (IN THOUSANDS):

                                                                                 MARCH 31,
                                                                          -------------------------
                                                                             2006         2005
                                                                          -----------  ------------
Deferred tax assets:
   Reserves for uncollectible accounts.................................   $       48   $        34
   Deferred revenue....................................................           17           440
   Accrued expenses....................................................          194           200
   Property and equipment..............................................          269            --
   Net operating loss carryforward.....................................       15,355        12,418
                                                                          -----------  ------------
      Total deferred tax assets........................................   $   15,883   $    13,092
                                                                          -----------  ------------

Deferred tax liabilities:
   Glyphics book/tax differences.......................................       (1,132)       (1,132)
   Property and equipment..............................................           --           (47)
   Intangible assets...................................................       (1,124)         (199)
                                                                          -----------  ------------
     Total deferred tax liabilities....................................       (2,256)       (1,378)
                                                                          -----------  ------------

Net deferred tax asset.................................................       13,627        11,714
   Less: valuation allowance...........................................      (13,627)      (11,714)
                                                                          -----------  ------------
       Net deferred tax asset..........................................   $       --   $        --
                                                                          ===========  ============

         The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (IN
THOUSANDS):

                                                            YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                             MARCH 31,    MARCH 31,    MARCH 31,
                                                               2006         2005         2004
                                                           -----------  ----------  -----------
Tax (benefit) at U.S. Statutory rate (34%)...............     $(398)     $ (1,811)   $    (780)
State income taxes (benefit), net of federal tax.........       (70)         (319)         (62)
Non-deductible expenses and other........................         6           (18)         (68)
Change in valuation allowance, net.......................       462         2,148          910
                                                           -----------  ----------  -----------
   Total tax expense (benefit)...........................     $   --      $     --    $      --
                                                           ===========  ==========  ===========

         At March 31, 2006, the Company had federal and State of Arizona net operating loss carry-forwards available to reduce future taxable income of approximately $41,282,000 and $21,981,000, respectively, which begin to expire in 2013 and 2006, respectively. The Company has certain net operating losses in other states relating to its acquisitions (see Note 8). The Company is currently quantifying such net operating losses and evaluating the Company's ability to use them. The Company recorded a valuation allowance for its entire deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history of its implementation of the Web conferencing and audio conferencing business plan.

         In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carry-forwards and credits existing prior to a change in control, as defined, in the Company or a company the Company has acquired may be substantially limited. Accordingly, the utilization of a substantial portion of the Company's net operating loss carry-forwards is limited, such as net operating loss carry-forwards are either related to the acquisition of ThoughtWare Technologies, Learning-Edge, Inc., Glyphics, and other acquired entities, or are related to current operations during which change in control events may have occurred. The net change in the valuation allowance for the year ended March 31, 2006 was $1,913,000. The net change in the valuation allowance for the year ended March 31, 2006 was $1,913,000. The net change in the valuation allowance for the year ended March 31, 2005 was $1,016,000 which includes the reduction for the $1,132,000 deferred tax liability assumed in the Glyphics acquisition.

12.      STOCK OPTION PLANS AND WARRANTS

         The Company grants stock options under its amended and restated 1997 Stock Compensation Plan (the "Plan"). The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. However, pro forma disclosures as if the Company recognized stock-based compensation at the fair value of the options themselves are presented below.

         Under the Plan, as amended, the Company is authorized to issue 5,500,000 shares of common stock pursuant to "Awards" granted to officers and key employees in the form of stock options. The number of shares authorized as available for issue under the plan were increased from 3,500,000 at the 2005 Annual Meeting of Stockholders held on August 19, 2005.

         There were 2,637,864 and 2,438,018 options granted under the Plan, at March 31, 2006 and 2005, respectively. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date grant. The options vest at varying rates over a one to five year period.

         Following is a summary of the status of the Company's stock options as of March 31, 2006:

                                                                        WEIGHTED
                                                      NUMBER OF         AVERAGE      WEIGHTED AVERAGE
                                                  SHARES UNDERLYING     EXERCISE       FAIR-VALUE OF
                                                       OPTIONS           PRICES       OPTIONS GRANTED
                                                  ------------------- ------------- ---------------------
Outstanding at March 31, 2003...................        1,835,865          1.82

Granted.........................................          632,500          0.67            $ 0.56
                                                                                    =====================
Exercised.......................................               --            --
Forfeited.......................................         (185,510)         2.64
Expired.........................................               --            --
                                                  ------------------- -------------
Outstanding at March 31, 2004...................        2,282,855        $ 1.43

Granted.........................................          702,900          0.66            $ 0.56
                                                                                    =====================
Exercised.......................................         (151,160)         0.51
Forfeited.......................................         (370,688)         0.72
Expired.........................................          (25,889)         6.13
                                                  ------------------- -------------
Outstanding at March 31, 2005...................        2,438,018         $1.32

Granted.........................................          815,500          0.29            $ 0.22
                                                                                    =====================
Exercised.......................................               --            --
Forfeited.......................................         (606,307)         1.01
Expired.........................................           (9,347)         1.05
                                                  ------------------- -------------
Outstanding at March 31, 2006...................        2,637,864         $1.07
                                                  =================== =============




         The following table summarizes information about stock options outstanding at March 31, 2006:

                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            --------------------------------------------------------  ----------------------------
                                             WEIGHTED                                                  WEIGHTED
                                             AVERAGE         WEIGHTED AVERAGE                          AVERAGE
                              NUMBER OF      EXERCISE      REMAINING CONTRACTUAL        NUMBER OF      EXERCISE
                               SHARES         PRICE             LIFE (YEARS)             SHARES         PRICE
                            -------------- ------------- ---------------------------  -------------  -------------

    $   0.01  - $   0.99        2,013,349   $  0.50                  7.13               1,461,320       $  0.55
    $   1.00  - $   1.99          104,125   $  1.61                  4.78                  96,688       $  1.65
    $   2.00  - $   2.99          430,000   $  2.22                  3.28                 430,000       $  2.22
    $   3.00  - $   8.50           90,390   $  7.70                  2.43                  90,390       $  7.70
                            --------------                                            -------------
                                2,637,864                                               2,078,398
                            ==============                                            =============

         During the 2006 fiscal year, no stock options were exercised by employees of the Company.

         The following table summarizes information about stock purchase warrants outstanding at March 31, 2006:

                                             WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                            ------------------------------------------------------  ----------------------------
                                             WEIGHTED                                                WEIGHTED
                                             AVERAGE         WEIGHTED AVERAGE                        AVERAGE
                              NUMBER OF      EXERCISE      REMAINING CONTRACTUAL      NUMBER OF      EXERCISE
                               SHARES         PRICE             LIFE (YEARS)           SHARES         PRICE
                            -------------- ------------- -------------------------  -------------  -------------

   $   0.32 - $   0.32           50,000   $  0.32                1.19                   50,000        $   0.32
   $   0.40  -$   0.40          250,000   $  0.40                0.64                  250,000        $   0.40
   $   0.42  -$   0.42          543,182   $  0.42                5.39                  543,182        $   0.42
   $   0.44  -$   0.44          132,972   $  0.44                5.45                  132,972        $   0.44
   $   0.50  -$   0.50          700,000   $  0.50                2.50                  700,000        $   0.50
   $   0.55  -$   0.55           50,000   $  0.55                0.76                   50,000        $   0.55
   $   1.50  -$   1.50          921,510   $  1.50                1.39                  921,510        $   1.50
                          --------------                                         --------------
                              2,647,664                                              2,647,664
                          ==============                                         ==============

13.      COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company leases a portion of its property and equipment under the terms of capital and operating leases. The capital leases bear interest at varying rates ranging from 5.6% to 15.0% and require monthly payments.

         Assets recorded under capital leases, at March 31, 2006, consisted of the following (IN THOUSANDS):

Cost..........................................................   $       412
Less: accumulated amortization................................          (376)
                                                                 -------------
Total.........................................................   $        36
                                                                 =============

         Future minimum lease payments under capital leases and non-cancelable operating leases with initial or remaining terms of one or more years consisted of the following at March 31, 2006 (IN THOUSANDS):

                                                         CAPITAL     OPERATING
                                                       ----------- -------------
Amounts past due....................................   $      --    $       7
2007................................................          71          532
2008................................................          --          412
2009................................................          --          282
2010................................................          --          279
2011................................................          --          290
Thereafter..........................................          --          269
                                                       ----------- -------------
Total minimum obligations...........................          71    $   2,071
                                                                   =============
Less: amount representing interest..................          (1)
                                                       -----------
Present value of minimum obligations................          70

Less: current portion...............................         (70)
                                                       -----------
Long-term obligation at March 31, 2006..............   $       0
                                                       ===========

         The Company incurred rent expense of $604,000, $569,000, and $470,000 in fiscal 2006, 2005, and 2004, respectively. The Company occupies space in Phoenix, Arizona, where the Company is headquartered. The Company also leases space in Springville, Utah as a result of the acquisition of Glyphics, and space in Troy, New York, with an emphasis in that location on research and development and technical support.

         Subsequent to March 31, 2006, the Company amended the lease on its Phoenix location, which was set to expire February 28, 2007. The term was extended to February 28, 2012, and square footage and the related expense was reduced as a result of the amendment. In addition, a cancellation clause was added. Under the cancellation terms, the Company may cancel the lease, with nine months' notice effective February 28, 2009 or February 28, 2010 with a nine-month or six-month base rent penalty, respectively.

 SUBCONTRACTOR AGREEMENT

         Subsequent to March 31, 2006, the Company amended its agreement with its custom content subcontractor, Interactive Alchemy. The original agreement was a three-year agreement effective May 1, 2003. The amendment dated April 29, 2006 extends the agreement for an additional non-cancelable two-year term effective May 1, 2006. Under the revised agreement, Interactive Alchemy will continue to provide custom content development services to the Company for its customers in exchange for a fixed percentage of the Company's custom content fee. The Company will also receive a specified amount of fees from Interactive Alchemy limited to a cap of $200,000 in the first year and $450,000 in the second year of the amended agreement.

ROYALTY AGREEMENTS

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment that is due upon collection of cash received from the sales of its Web conferencing software. The royalty earn-out was originally equal to 20% for all revenues collected from the sale of that Web conferencing software over a three-year period beginning November 4, 2002, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount being $5,000,000. After negotiating a settlement with one of the original participants in the Mentergy transaction during fiscal 2005, the royalty was reduced to 18.7%. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF 95-8: "Accounting For Contingent Consideration Paid To The Shareholders Of An Acquired Enterprise In A Purchase Business Combination" at the time such amounts are accrued as revenue. The Company had accrued Mentergy royalties totaling $890,000 and $872,000 as of March 31, 2006 and March 31, 2005, respectively (the "Royalty Accrual Amount"). In the prior year, the royalty was calculated on the accrual basis for consistency with the Company's revenue recognition policies. Since the royalty agreement term ended on November 4, 2005 the obligation at March 31, 2006 has been adjusted to reflect amounts due on the collection of cash received on the sales of Web conferencing software through November 4, 2005. On October 10, 2005, Mentergy and the Company executed a payment agreement that provides, notwithstanding the termination of the royalty accrual, negotiated payment terms that would require an initial payment of $100,000 within 15 days of approval of the agreement followed by 12 level installment payments of $76,212 plus interest per month and a balloon payment for the entire remaining balance due on November 15, 2006, but with the accrual of additional royalties terminating as originally intended on November 4, 2005. As of March 31, 2006, the Company paid $252,000, net of interest, to Mentergy in accordance with the payment agreement. Subsequent to March 31, 2006 through the date of this report, the Company paid an additional $229,000, net of interest, to Mentergy.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Powers, Mr. Dunn, Mr. Cocozza, and Mr. Moulton. All are or were officers, and Mr. Powers is also Chairman of the Board of Directors. Mr. Cocozza's employment agreement with the Company expired on January 6, 2006 and is currently being renegotiated. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all of the Company's compensation plans. Each agreement establishes a base annual salary and provides the eligibility for an annual award of bonuses based on the management incentive compensation plan (as adopted and amended by the Compensation Committee of the Board of Directors from year to year), and is subject to the right of the Company to terminate their respective employment at any time without cause. Mr. Powers' and Mr. Dunn's employment agreements provide for continuous employment for a one-year term that renews automatically unless otherwise terminated. Mr. Dunn's employment agreement permits Mr. Dunn to work outside the corporate offices, and Mr. Dunn relocated to Houston in June of 2005. Mr. Moulton's agreement provides for continuous employment for a two-year term. Under each of the employment agreements, if the Company terminates the employee's employment without cause (as therein defined), Mr. Powers, Mr. Dunn, and Mr. Moulton will be entitled to a payment equal to 12 months' salary. Additionally, Mr. Powers' and Mr. Dunn's employment agreements provide for a severance payment equal to one (1) year's compensation in the event of termination of employment following a "change in control" of the Company (as defined therein) except that should Mr. Dunn obtain employment with the successor organization in a comparable position, then the Company shall not be responsible for the severance payment. Each of the foregoing agreements also contains a covenant limiting competition with iLinc for one year following termination of employment except for Mr. Moulton's which limits competition with iLinc for nine months following termination.

LITIGATION

         On June 14, 2002, the Company acquired the assets of Quisic. Subsequently, on November 4, 2002, two former employees of Quisic (Mr. Weathersby their former CEO and Mr. Alper their former CIO), filed a lawsuit in the Superior Court of the State of California styled George B. Weathersby, et al. vs. Quisic, et al. claiming damages against Quisic and the Board of Directors of Quisic arising from their employment termination by the Quisic Board. The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic is found liable, and then only to the extent the plaintiffs prove their successor liability claim against the Company. Subsequent to the defendants' answers being filed, the trial court ordered that an arbitration of the merits be held, which is currently pending. The claims of Alper and Weathersby were being arbitrated separately. As of the date of this report, the arbitrator dismissed all of Alper's claims against the defendants, except for the only remaining defamation claim. The Company is not liable for the defamation claim and therefore has no further liability to Alper. The Company only acquired certain assets of Quisic in an asset purchase transaction in exchange for 2,000,000 shares of the Company's common stock and the assumption of $223,000 of liabilities, together with an additional 500,000 shares of the Company's common stock that were placed into escrow to secure a revenue performance requirement. That revenue performance target was not achieved, and the Company demanded the return of the shares of common stock. The shareholders of Quisic do not dispute the right of the Company to obtain those shares. However, the shares will remain in escrow pending resolution of the party's respective claims. Based upon the facts and circumstances known, the Company believes that the plaintiffs' claims are without merit, and furthermore, that the Company is not the successor of Quisic, and therefore the Company intends to vigorously defend this aspect of the lawsuit. While in the opinion of management, resolution of these matters is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur that awarded to the Plaintiffs against defendant Quisic large sums, and then the court determined that the Company is a successor to Quisic, then the impact is likely to be material to the Company.

14.      RELATED PARTY TRANSACTIONS

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its Chief Executive Officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the ten-year vesting period. The shares 100% vest after 10 years from the date of grant or upon attaining the following share price performance criteria: 150,000 shares vest if the share price trades for $4.50 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $8.50 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $12.50 per share for 20 consecutive days.

         Subsequent to March 31, 2006, the Compensation Committee of the Board of Directors amended the vesting performance criteria hurdles as follows:
150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days. All other aspects of the grant remained the same.

         In connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. The Company recognized a $179,000 charge to income at the date of grant.

         During fiscal 2006, 2005 and 2004, the Company recognized $30, $900 and $18,200 respectively of legal expense to the Bogatin law firm of which a member of the Company's Board of Directors is a partner.

         In May of 2003, Barnhill's Buffet purchased 50 LearnLinc Core Licenses with Voice-over IP and 2- way Live Videoconferencing plus annual maintenance for $62,000. The remaining balance due under this contract was $0 at March 31, 2006 and 2005, respectively. The price paid and the payment terms granted to Barnhill's was consistent with price paid and the terms extended to other customers of the Company. During fiscal 2006, the Company recorded revenue of $31,000 in relationship to the maintenance contract for licenses sold to Barnhill's Buffet. James M. Powers, Jr. is a co-founder and was a director of Barnhill's Buffet.

         On July 21, 2005, James L. Dunn Jr., the Company's CFO, purchased a note from one of the IPO Note holders. The note had a principal balance of $8,375 and was purchased at a discount. Mr. Dunn extended the term of the note that was then due until April 1, 2006. On September 30, 2005, the father of James L. Dunn Jr. invested $25,000 in the Company's Series B Preferred Stock Offering and acquired 2,500 shares of iLinc Communications' Series B Preferred Stock and a Warrant to purchase 25,000 shares of the Company's common stock. The warrant is exercisable immediately at an exercise price of $0.50 and expires on September 30, 2008. Mr. James L. Dunn Jr. has no direct and beneficial interest in his father's investment.

         On July 31, 2005, the Company exchanged a convertible promissory note that had been issued in March of 2002 to Peldawn, LLC, of which Mr. Dan Robinson, a member of the Company's Board of Directors, is a partner. The note had an original principal balance of $25,000 and was originally convertible at $1.00 per share. As part of the Company's plan to decrease debt and increase shareholders' equity, in combination with holders of $525,000 principal balance of 2002 convertible redeemable notes, the note including principal and accrued interest was exchanged using a price of $0.30 per share into 84,183 shares of the Company's common stock. Due to the revised conversion terms of the convertible notes, the Company recorded $12,000 of conversion expense. The transaction resulted in accelerated amortization of the deferred offering costs and the discount and beneficial conversion features associated with the debt by expensing $2,400 and $6,500, respectively at the time of conversion. The conversion price was above the fair market value of the Company's common stock on the date of conversion and was on the same terms as like holders.

         On August 16, 2005, Dr. James Powers, the Company's CEO, and his wife, exchanged convertible promissory notes that had been issued in March 2002. The notes had an original balance of $50,000 and were originally convertible at $1.00 per share. As part of the Company's plan to decrease debt and increase shareholders' equity, in combination with holders of $525,000 principal balance of 2002 convertible redeemable notes, the notes were converted at a price of $0.26 per share into 192,308 share of the Company's common stock. Due to the revised conversion terms of the convertible notes, the Company recorded $36,000 of conversion expense. The transaction resulted in accelerated amortization of the deferred offering costs and the discount and beneficial conversion features associated with the debt by expensing $4,800 and $13,000, respectively at the time of conversion. The conversion price was above the market value of the Company's common stock on the date of the conversion and was on the same terms as like holders.

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

         At March 31, 2006, the Company owed the four Board of Directors' fees totaling $69,000 for services performed during the 2006 fiscal year.

15.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                                    MARCH 31,    MARCH 31,      MARCH 31,
                                                                      2006          2005           2004
                                                                   ------------ -------------  -------------
                                                                                (IN THOUSANDS)
Cash paid
   Interest......................................................   $    933     $   1,010      $     1,047
   Income taxes..................................................         --            --               --
Supplemental information on non-cash transactions
   Subordinated notes, Series A conversion into common shares....         --            --              849

    Debt conversion into common shares...........................        225           583              156
    Convertible redeemable subordinated notes and accrued
     interest converted into common shares.......................        533           494              150

   Issuance of common stock in connection with acquisitions......        120         2,763               --
   Accounts Payable and Accrued liabilities converted into
     common shares...............................................        550            --               --

   Warrants issued with preferred stock..........................         55            --               --

   Warrant conversion expense due to warrant repricing...........          7            --               --

                                       66





16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth summary quarterly results of operations for the Company for the years ended March 31, 2006 and 2005:


                                                                        FIRST         SECOND          THIRD          FOURTH
2006                                                                   QUARTER        QUARTER        QUARTER        QUARTER
--------                                                              ---------      ---------      ---------      ---------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                        PER SHARE AMOUNTS)
Net revenue ....................................................      $  2,673       $  3,005       $  3,274       $  3,580
Cost of revenues and operating expenses ........................         3,131          2,693          2,855          3,110
Income/ (loss) from operations .................................          (458)           312            419            470
Income/ (loss) from continuing operations before income taxes ..          (892)          (526)           137             27
Income taxes ...................................................            --             --             --             --
Income/ (loss) from continuing operations ......................          (892)          (526)           137             27
Income from discontinued operations ............................             7              5             70              1
Net income/ (loss) .............................................      $   (885)      $   (521)      $    207       $     28
Income/ (loss) available to common shareholders ................      $   (910)      $   (602)      $    167       $    (11)
Basic and diluted per share data: (1)
  Income/ (loss) per common share from continuing operations ...      $  (0.04)      $  (0.02)      $  (0.01)      $  (0.00)
  Income/ (loss) per common share from discontinued
      operations ...............................................            --             --             --             --
Weighted average common share outstanding:

  Basic ........................................................        24,145         25,855         27,114         27,186
  Diluted ......................................................        24,145         25,855         27,115         27,186

                                                                        FIRST         SECOND         THIRD        FOURTH
2005                                                                   QUARTER        QUARTER       QUARTER       QUARTER
--------                                                              ---------      ---------      --------     ---------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                        PER SHARE AMOUNTS)
Net revenue ....................................................      $  1,970       $  2,734       $  2,568       $  3,096
Cost of revenues and operating expenses ........................         2,824          4,100          3,315          3,503
Loss from operations ...........................................          (854)        (1,366)          (747)          (407)
Loss from continuing operations before income taxes ............        (1,456)        (1,802)        (1,159)          (782)
Income taxes ...................................................            --             --             --             --
Loss from continuing operations ................................        (1,456)        (1,802)        (1,159)          (782)
Income/ (loss) from discontinued operations ....................            --             --             15           (143)
Net loss .......................................................      $ (1,456)      $ (1,802)      $ (1,144)      $   (925)
Loss available to common shareholders ..........................      $ (1,485)      $ (1,828)      $ (1,170)      $   (949)
Basic and diluted per share data: (1)
  Loss per common share from continuing operations..............      $  (0.07)      $  (0.08)      $  (0.05)      $  (0.03)
  Income/ (loss) per common share from discontinued
      operations ...............................................      $     --       $     --       $     --       $  (0.01)
Weighted average common share outstanding:
  Basic and diluted ............................................        20,297         24,132         24,146         24,145

____________

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions that occurred.

17.      SUBSEQUENT EVENTS

         Subsequent to March 31, 2006, the maturity date of a $400,000 note payable, assumed in the Glyphics acquisition with a principal balance of $397,000 was extended from April 1, 2006 to April 1, 2007, with quarterly interest-only payments at 7.5% due until maturity.

         Subsequent to year end, on April 1, 2006, the Company issued a warrant for 50,000 shares with an exercise price of $0.40 in connection with the extension of a $397,000 loan. The warrant expires in April 2009. The fair value of the warrant of $15,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 125%, dividend yield of 0%, and a risk-free rate of 4.83%. Subsequent to year end, the expiration dates of the warrants issued in January 2005 and August 2005, also issued in connection with the $397,000 loan, were extended to March 31, 2009. Based on an analysis using the Black-Scholes pricing model, no adjustment was made to the fair value of the two extended warrants.

         On April 29, 2006, the Company amended its agreement with its custom content subcontractor, Interactive Alchemy. The original agreement was a three-year agreement effective May 1, 2003. The amendment extends the agreement for an additional non-cancelable two-year term effective May 1, 2006. Under the revised agreement, Interactive Alchemy will continue to provide custom content development services to the Company for its customers in exchange for a fixed percentage of the Company's custom content fee. The Company will also receive a specified amount of fees from Interactive Alchemy limited to a cap of $200,000 in the first year and $450,000 in the second year of the amended agreement.

         Subsequent to March 31, 2006, the Company amended the lease on its Phoenix location, which was set to expire February 28, 2007. The term was extended to February 28, 2012, and square footage and the related expense was reduced as a result of the amendment. In addition, a cancellation clause was added. Under the cancellation terms, the Company may cancel the lease, with nine months' notice effective February 28, 2009 or February 28, 2010 with a nine-month or six-month base rent penalty, respectively.

         Subsequent to March 31, 2006, on June 9, 2006, the Company completed a private placement of 5.4 million unregistered, restricted shares of common stock for approximately $2.0 million in gross proceeds. The Company paid its placement agent an underwriting commission of $180,000 of which $25,000 was recorded as deferred offering costs at March 31, 2006 and incurred additional offering expenses of approximately $50,000. Within 30 days of the closing date, the Company will file a Registration Statement on Form S-3 to enable the resale of the shares by the Investors. The Company intends to use the proceeds for working capital and general corporate purposes.

         Subsequent to March 31, 2006, the Compensation Committee of the Board of Directors amended the vesting performance criteria hurdles in the Restricted Stock Award issued to its Chief Executive Officer, James M. Powers, Jr., as follows: 150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days. All other aspects of the grant remained the same.(For further information see the discussion in Item 5.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

         The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that it discloses the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules and forms of the Securities and Exchange Commission. Management, including its principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that its disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective and ensure that (i) it discloses the required information in reports that it files under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

         During the fourth quarter ended March 31, 2006, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

ITEM 9B.  OTHER

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the Company's directors and executive officers and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's common stock with Section 16(a) of the Exchange Act will be set forth under the captions "Election of Directors' and "Section 16 Reports" in the Company's definitive Proxy Statement (the "2006 Proxy Statement") for its 2006 annual meeting of stockholders, which sections are incorporated herein by reference. The Company's Code of Ethics is incorporated herein by this reference and available at the Company' Website located at www.ilinc.com.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item will be set forth in the section entitled "Executive Compensation" in the 2006 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The information required by this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2006 Proxy Statement, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in the section entitled "Certain Transactions" in the 2006 Proxy Statement, which section is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Epstein, Weber & Conover, PLC audited the Company's consolidated financial statements for the years ended March 31, 2005 and 2006. BDO Seidman, LLP audited its consolidated financial statements for the year ended March 31, 2004.

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to the Company by Epstein, Weber & Conover, PLC, by BDO Seidman, LLP and by Evers & Company, LTD. for the year ended March 31, 2006 were $111,280, $30,350 and $3,500, respectively. Total aggregate fees for professional services for the years ended March 31, 2006 and 2005, respectively were as follows:

                  SERVICES PROVIDED                      2006           2005
                                                -------------------------------
                  Audit Fees                           $109,600       $149,392
                  Audit Related Fees                         --         13,474
                  Tax Fees                                3,500             --
                  All Other Fees                          1,680             --
                                                -------------------------------
                       Total                           $114,780       $162,866
                                                ===============================

Audit Fees

         The aggregate fees billed for the years ended March 31, 2006 and 2005, were for the audits of the Company's consolidated financial statements and reviews of the Company's interim consolidated financial statements included in the Company's annual and quarterly reports, and for services provided with respect to the Company's other regulatory filings. The fees reflected above for 2006 do not include fees paid to BDO Seidman, LLP of $30,350 for the fiscal year ended March 31, 2006.

Audit Related Fees

         The aggregate fees billed for the years ended March 31, 2006 and 2005 were primarily for services provided for review and consultation on acquisition, capital raising, and tender offer transactions.

Tax Fees

         The aggregate fees billed for the years ended March 31, 2006 and 2005 were for miscellaneous tax consulting services performed by Evers and Company, LTD.

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


PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of March 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended March 31, 2006, 2005, and 2004.

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005, and 2004.

Notes to the Consolidated Financial Statements.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Reports of Independent Registered Public Accounting Firms

The following financial statement schedule is filed as a part of this Report under Schedule II on page 76. Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2006. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(a)(3)        EXHIBITS.

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------

3.1(1)      Restated Certificate of Incorporation of the Company
3.2(1)      Bylaws of the Company
3.3(7)      Restated Certificate of Incorporation of the Company
3.4(7)      Amendment of Bylaws of the Company
3.5(8)      Restated Certificate of Incorporation of the Company
3.6(14)     Certificate of Designations of Series A Preferred Stock
3.7(15)     Certificate of Amendment of Restated Certificate of Incorporation of
            the Company
3.8         Revised Certificate of Designations of Series B Preferred Stock
4.1(1)      Form of certificate evidencing ownership of Common Stock of the
            Company
4.6(7)      Form of certificate evidencing ownership of Common Stock of the
            Company
4.7(8)      Form of Convertible Redeemable Subordinated Note
4.9(14)     Form of Redeemable Warrant (2003 Private Placement Offering)
*10.1(20)   The Company's amended and restated stock compensation plan
*10.9(7)    Employment Agreement dated November 12, 2000 between the Company and
            James M. Powers, Jr.
*10.11(21)  Employment Agreement dated February 15, 2001 between the Company and
            James L. Dunn, Jr. with Amendments
10.14(9)    Plan of Reorganization and Agreement of Merger by and among the
            Company, Edge Acquisition Subsidiary, Inc. and the Stockholders of
            Learning-Edge, Inc.
10.15(10)   Plan of Reorganization and Agreement of Merger by and among the
            Company, TW Acquisition Subsidiary, Inc., ThoughtWare Technologies,
            Inc. and the Series B Preferred Stockholder of ThoughtWare
            Technologies, Inc.
10.16(11)   Asset Purchase Agreement by and among the Company and Quisic
            Corporation. Common Stock Purchase Agreement by and between the
            Company, Investor Growth Capital Limited, A Guernsey Corporation and
            Investor Group, L.P., A Guernsey Limited Partnership and Leeds
            Equity Partners III, L.P.
10.16(12)   Asset Purchase Agreement by and among the Company, and Mentergy,
            Inc. and its wholly-owned subsidiaries, LearnLinc Corp and
            Gilat-Allen Communications, Inc.
+10.17      Subcontractor Agreement between the Company and Interactive Alchemy,
            Inc. with Amendments
*10.18(17)  Employment Agreement dated January 6, 2004 between the Company and
            Nathan Cocozza
10.19(17)   Note Purchase Agreement dated February 12, 2004 between the Company and certain creditors
10.20(17)   Unit Purchase and Agency Agreement dated April 19, 2004 between the
            Company and Cerberus Financial, Inc.
10.21(17)   Placement Agency Agreement dated March 10, 2004 between the Company and Peacock, Hislop, Staley, and Given, Inc.
10.22(16)   Asset Purchase Agreement and Plan of Reorganization by and between the Company and Glyphics Communications, Inc.
*10.23(18)  Employment Agreement dated June 1, 2004 between the Company and Gary
            L. Moulton
*10.24(18)  Employment Agreement dated July 19, 2004 between the Company and
            John S. Hodgson
*10.25(19)  Employment Agreement dated March 14, 2005 between the Company and
            David Iannini
+10.26      Securities Purchase Agreements effective June 9, 2006
+10.27      Registration Rights Agreements effective June 9, 2006 +12Ratio of
            Earnings to Fixed Charges
14.1(18)    Code of Ethics
16(13)      Letter re Change in Certifying Accountant
+21.1       Subsidiaries of the Registrant
+23.1       Consent of Epstein, Weber & Conover, PLC
+23.2       Consent of BDO Seidman, LLP
+31.1       Chief Executive Officer Section 302 Certification
+31.2       Principal Financial Officer Section 302 Certification
+32.1       Chief Executive Officer Section 906 Certification
+32.2       Principal Financial Officer Section 906 Certification

________________

(1) Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-78535), and incorporated herein by reference.
(3) Previously filed as an exhibit to iLinc's Registration Statement on Form S-4 (No. 333-64665), and incorporated herein by reference.
(4) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(5) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.
(6) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2000.
(7) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
(8) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
(9) Previously filed as an exhibit to iLinc's Form 8-K filed October 16, 2001.
(10) Previously filed as an exhibit to iLinc's Form 8-K filed January 30, 2002.
(11)      Previously filed as an exhibit to iLinc's Form 8-K filed July 2, 2002.
(12) Previously filed as an exhibit to iLinc's Form 8-K filed December 20, 2002.
(13) Previously filed as an exhibit to iLinc's Form 8-K filed April 3, 2003.
(14) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
(15) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(16) Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.
(17) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2004.
(18) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
(19) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2005.
(20) Previously filed as an exhibit to iLinc's Annual Proxy Statement dated July 14, 2005.
(21) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Stockholders and Board of Directors of iLinc Communications, Inc. and Subsidiaries:

In connection with our audit of the consolidated financial statements of iLinc Communications, Inc. and subsidiaries referred to in our report dated June 13, 2006, which is included in the Company's annual report on Form 10-K, we have also audited Schedule II for the year ended March 31, 2006. In our opinion, this schedule presents fairly, in all material respects, the information to be set forth therein.



/s/  Epstein, Weber & Conover, PLC
     Scottsdale, Arizona
     June 13, 2006

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders iLinc Communications, Inc. and Subsidiaries


The audit referred to in our report dated May 21, 2004 (which contains an explanatory paragraph indicating substantial doubt about iLinc Communications, Inc.'s ability to continue as a going concern), relating to the consolidated financial statements of iLinc Communications, Inc. as of March 31, 2004 and for the year ended March 31, 2004, which is contained in Item 8 of this Form 10-K included the audit of the consolidated financial statement schedule as of March 31, 2004 and for the year ended March 31, 2004 listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

In our opinion such consolidated financial statement schedule for the year ended March 31, 2004 presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

 Costa Mesa, California

May 21, 2004



                                               ILINC COMMUNICATIONS, INC.
                                            VALUATION AND QUALIFYING ACCOUNTS
                                                       SCHEDULE II

                                                             ADDITION            DEDUCTIONS
                                                           ------------ ----------------------------
                                              BALANCE AT     CHARGED
                                                 THE         TO BAD                     WRITE-OFFS   BALANCE AT
FISCAL                                       BEGINNING OF     DEBT       RECOVERIES     CHARGED TO     END OF
  YEAR              DESCRIPTION                 PERIOD       EXPENSE         (1)        ALLOWANCE      PERIOD
--------- ---------------------------------- ------------- ------------  -----------    ----------    ---------
  2006    Accounts receivable - allowance
            for doubtful accounts...........   $    84      $    114     $        3      $    75      $   120

  2005    Accounts receivable - allowance
            for doubtful accounts...........   $    24      $    233     $        5      $   168      $    84

  2004    Accounts receivable - allowance
            for doubtful accounts...........   $   172      $     24     $      142      $    30       $   24


(1) This amount represents recoveries for accounts which were not charged off;
 accordingly, these recoveries are reflected as a decrease in allowance and decrease to bad debt expense as the collection of recoveries are reflected as applications to the respective accounts and notes receivable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Phoenix, State of Arizona, on June 29, 2006.


                                            ILINC COMMUNICATIONS, INC.


                                        By: /s/ JAMES M. POWERS, JR.
                                            ------------------------------------
                                            James M. Powers, Jr.,
                                            Chairman of the Board, President and
                                            Chief Executive Officer


                                        By:  /s/ JAMES L. DUNN, JR.
                                            ------------------------------------
                                            James L. Dunn, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer


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


NAME                                         CAPACITY                                            DATE
----                                         --------                                            ----

/s/ JAMES M. POWERS, JR.                    Chairman of the Board, President and Chief           June 29, 2006
--------------------------------            Executive Officer (Principal Executive Officer)
James M. Powers, Jr.

/s/ JAMES H. COLLINS                        Director                                             June 29, 2006
--------------------------------
James H. Collins

/s/ KENT PETZOLD                            Director                                             June 29, 2006
--------------------------------
Kent Petzold

/s/ DANIEL T. ROBINSON, JR.                 Director                                             June 29, 2006
--------------------------------
Daniel T. Robinson, Jr.

/s/ CRAIG W. STULL                          Director                                             June 29, 2006
--------------------------------
Craig W. Stull
