Form 10-Q
period 2006-06-30
ILINC COMMUNICATIONS INC
filed 2006-08-01
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. (20549)

                                 ______________

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 1, 2006 was 32,909,703 net of shares held in treasury.

================================================================================


                                            FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                                                         PAGE
                                                                                                      ----

        Item 1--Unaudited Condensed Consolidated Financial Statements

                Unaudited Condensed Consolidated Balance Sheets as of June 30, 2006 and
                March 31, 2006........................................................................   4

                Unaudited Condensed Consolidated Statements of Operations for the Three
                Months Ended June 30, 2006 and 2005...................................................   5

                Unaudited Condensed Consolidated Statement of Changes in Shareholders'
                Equity for the Three Months Ended June 30, 2006.......................................   6

                Unaudited Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended June 30, 2006 and 2005...................................................   7

                Notes to Unaudited Condensed Consolidated Financial Statements........................   8

        Item 2--Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................................................  19

        Item 3-- Quantitative and Qualitative Disclosures about Market Risk...........................  30

        Item 4--Controls and Procedures...............................................................  30

PART II--OTHER INFORMATION

        Item 1--Legal Proceedings.....................................................................  31

        Item 1A--Risk Factors.........................................................................  31

        Item 2--Unregistered Sales of Equity Securities and Use of Proceeds...........................  35

        Item 3--Defaults of Senior Securities.........................................................  35

        Item 4--Submission of Matters to a Vote of Security Holders...................................  35

        Item 5--Other Information.....................................................................  35

        Item 6--Exhibits..............................................................................  36

        Signatures....................................................................................  38

        Certifications................................................................................  39






                           FORWARD-LOOKING STATEMENTS

         Unless the context requires otherwise, references in this document to "iLinc Communications," "iLinc" the "Company," "we," "us," and "our" refer to iLinc Communications, Inc.

         Statements contained in this Quarterly Report on Form 10-Q that involve words like "anticipates," "expects," "intends," "plans," "believes," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to: sell our products and services; improve the quality of our software; derive overall benefits of our products and services; introduce new products and versions of our existing products; sustain and increase revenue from existing products;
integrate current and emerging technologies into our product offerings; control our expenses; control changes in our customer base; obtain sales or increase revenue; sustain sufficient cash flow; manage liquidity and capital resources;
realize positive cash flow from operations; or realize net earnings.

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






                                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,        MARCH 31,
                                                                                            2006            2006
                                                                                      ---------------  ---------------
                                                                                        (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................  $         925    $         466
   Certificates of deposit and marketable securities................................          1,002               --
   Accounts receivable, net of allowance for doubtful accounts of $144 and $120,
     respectively...................................................................          2,444            2,207
   Note receivable, net of allowance for doubtful accounts of $10 and $0,
     respectively...................................................................             --               12
   Prepaid and other current assets.................................................             79               30
                                                                                      ---------------  ---------------
     Total current assets...........................................................          4,450            2,715

Property and equipment, net ........................................................            181              336
Goodwill............................................................................         11,206           11,206
Intangible assets, net..............................................................          1,630            1,731
 Other assets.......................................................................             12               12
                                                                                      ---------------  ---------------
     Total assets...................................................................  $      17,479    $      16,000
                                                                                      ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt................................................  $         586    $         199
   Accounts payable trade...........................................................          1,070            1,257
   Accrued liabilities..............................................................          1,873            2,213
   Current portion of capital lease liabilities.....................................             21               70
   Deferred revenue.................................................................            998              917
                                                                                      ---------------  ---------------
     Total current liabilities......................................................          4,548            4,656

Long term debt, less current maturities, net of discount and beneficial conversion
feature of $1,383 and $1,493, at June 30 and March 31, 2006, respectively...........          6,684            6,974
                                                                                      ---------------  ---------------
     Total liabilities..............................................................         11,232           11,630
                                                                                      ---------------  ---------------

SHAREHOLDERS' EQUITY:
 Preferred stock series A & B, 10,000,000 shares authorized:
 Series A preferred stock, $.001 par value, 127,500 shares issued and outstanding,
   liquidation preference of $1,275,000.............................................             --               --
 Series B preferred stock, $.001 par value, 70,000 shares issued and outstanding,
   liquidation preference of $700,000...............................................             --               --
 Common stock, $.001 par value 100,000,000 shares authorized 34,342,115 and
   28,923,168 issued, respectively..................................................             34               29
   Additional paid-in capital.......................................................         46,005           44,228
   Accumulated deficit..............................................................        (38,384)         (38,479)
   Less:  1,432,412 treasury shares at cost.........................................         (1,408)          (1,408)
                                                                                      ---------------  ---------------
     Total shareholders' equity.....................................................          6,247            4,370
                                                                                      ---------------  ---------------
     Total liabilities and shareholders' equity.....................................  $      17,479    $      16,000
                                                                                      ===============  ===============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                 ILINC COMMUNICATIONS, INC., AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                    -----------------------------
                                                                                        2006           2005
                                                                                    -------------- --------------
Revenues
   Software licenses.............................................................   $       1,234  $         522
   Software and audio services...................................................           1,768          1,700
   Maintenance and professional services.........................................             603            451
                                                                                    -------------- --------------
       Total revenues............................................................           3,605          2,673
                                                                                    -------------- --------------

Cost of revenues
   Software licenses.............................................................              45             32
   Software and audio services...................................................             976          1,083
   Maintenance and professional services.........................................             170            113
   Amortization of acquired developed technology.................................              67            119
                                                                                    -------------- --------------
       Total cost of revenues....................................................           1,258          1,347
                                                                                    -------------- --------------

Gross profit                                                                                2,347          1,326
                                                                                    -------------- --------------

 Operating expenses
   Research and development......................................................             304            358
   Sales and marketing...........................................................             858            785
   General and administrative....................................................             634            641
                                                                                    -------------- --------------
       Total operating expenses..................................................           1,796          1,784
                                                                                    -------------- --------------

Income (loss) from operations....................................................             551           (458)

   Interest expense..............................................................            (251)          (268)
   Amortization of beneficial debt conversion                                                (150)          (163)
                                                                                    -------------- --------------
       Total interest expense                                                                (401)          (431)
   Interest income (charges) and other...........................................             (27)             5
   Loss on settlement of debt and other
        obligations..............................................................              --             (8)
                                                                                    -------------- --------------

   Income (loss) from continuing operations before income taxes .................             123           (892)
   Income tax expense............................................................              --             --
                                                                                    -------------- --------------

Income (loss) from continuing operations.........................................             123           (892)
 Income from discontinued operations.............................................              11              7
                                                                                    -------------- --------------

 Net income (loss)...............................................................             134           (885)

 Series A and B preferred stock dividends........................................             (39)           (25)
                                                                                    -------------- --------------
 Income (loss) available to common shareholders..................................   $          95  $        (910)
                                                                                    ============== ==============
 Income (loss) per common share, basic and diluted
   From continuing operations....................................................              --  $       (0.04)
   From discontinued operations..................................................              --             --
                                                                                    -------------- --------------
        Net loss per common share................................................   $          --  $       (0.04)
                                                                                    ============== ==============

Number of shares used in calculation of loss per share:
    Basic........................................................................          28,818         24,145
                                                                                    ============== ==============
    Diluted......................................................................          28,944         24,145
                                                                                    ============== ==============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.






                                            ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)



                                   CONVERTIBLE                                ADDITIONAL                               TOTAL
                                 PREFERRED STOCK           COMMON STOCK       PAID - IN    ACCUMULATED   TREASURY   SHAREHOLDERS'
                               SHARES       AMOUNT       SHARES     AMOUNT     CAPITAL       DEFICIT       STOCK       EQUITY
                              --------    ---------    --------    --------    --------     --------     --------     --------
Balances, April 1, 2006 ....       197    $      --      28,923    $     29    $ 44,228     $(38,479)    $ (1,408)    $  4,370

Warrant grant ..............        --           --          --          --          15           --           --           15
Vesting of restricted
   stock grant .............        --           --          --          --          10           --           --           10
Series A and  B preferred
   stock dividends .........        --           --          --          --          --          (39)          --          (39)
Exercise of stock options           --           --          --          --           3           --           --            3
Issuance of common stock
   in private placement ....        --           --       5,405           5       1,995           --           --        2,000
Costs incurred in
   connection with issuance
   of common stock in
   private placement .......        --           --          --          --        (263)          --           --         (263)
Stock option compensation
   expense .................        --           --          --          --          17           --           --           17
Net income .................        --           --          --          --          --          134           --          134
                              --------    ---------    --------    --------    --------     --------     --------     --------
Balances, June 30, 2006 ....       197    $      --      34,328    $     34    $ 46,005     $(38,384)    $ (1,408)    $  6,247
                              ========    =========    ========    ========    ========     ========     ========     ========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                             ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                           (IN THOUSANDS)
                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                  --------------------
                                                                    2006        2005
                                                                  --------    --------
Net cash used in operating activities ........................    $  (138)    $  (191)
                                                                  --------    --------

Cash flows from investing activities:

   Investment in certificate of deposit ......................     (1,002)         --
   Capital expenditures ......................................        (17)        (22)
   Capitalization of research and development ................        (82)         --
   Acquisitions, net of cash acquired ........................         --          (9)
   Repayment of note receivable ..............................          2          --
                                                                  --------    --------
        Net cash used in investing activities ................      (1099)        (31)
                                                                  --------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ....................      2,000          --
   Series A and B preferred stock dividends ..................        (39)        (25)
   Stock issuance expense ....................................       (160)         --
   Proceeds from exercise of stock options ...................          3          --
   Repayment of long-term debt ...............................        (13)        (72)
   Repayment of capital lease liabilities ....................        (49)        (35)
   Financing costs incurred ..................................         --         (28)
                                                                  --------    --------
        Net cash provided by (used in) financing activities...      1,742        (160)
                                                                  --------    --------

Cash flows from continuing operations ........................        505        (382)
Cash flows from discontinued operations ......................        (46)        111
                                                                  --------    --------

        Net change in cash and cash equivalents ..............        459        (271)
Cash and cash equivalents, beginning of period ...............        466         532
                                                                  --------    --------

Cash and cash equivalents, end of period .....................    $   925     $   261
                                                                  ========    ========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED
                                  FINANCIAL STATEMENTS.

                                           -7-

                           ILINC COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND NATURE OF OPERATIONS

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company develops and sells software that provides real-time collaboration and training using Web-based tools. The Company's four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With its Web collaboration, conferencing and virtual classroom products, the Company provides what it believes to be simple, reliable and cost-effective tools for remote presentations, meetings and online events. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what it believes to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in Version
8.01. The Company's customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for the four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company sells its software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. The Company markets its products using a direct sales force and an indirect distribution channel consisting of agents, distributors and value added resellers. The Company allows its customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in pricing and payment methods. The Company's revenues are a mixture of high margin perpetual licenses of software and monthly recurring revenues from annual maintenance, hosting and support agreements, and other products and services.

         The Company maintains corporate headquarters in Phoenix, Arizona and has occupied that 14,000 square foot Class A facility since the Company's inception in 1998. The Phoenix lease began in 1998 and had a term of 10 years. The Phoenix office can accommodate up to 65 employees and is fully equipped with computer equipment and server facilities. On May 5, 2006, the Company amended the Phoenix lease. The term was extended to February 28, 2012, the square footage was reduced to 9,100 and the related rent expense was therefore reduced as a result of the amendment. After this amendment, the Phoenix lease requires a monthly rent and operating expenses of approximately $25,000.

         The Company also maintains a 2,500 square foot Class B facility in Troy, New York costing $4,600 per month with an emphasis in that location on research and development, and technical support. Subsequent to June 30, 2006, the Company amended the lease on its New York location, which had expired December 31, 2005. The new lease term is effective July 1, 2006 through June 30, 2009. Under the terms of the new lease the monthly rent will be approximately $4,000 per month.

         In addition, the Company maintains offices in Springville, Utah, occupying a Class A facility in two adjacent buildings. The first building houses its administrative and IT functions, with 10,000 square feet of space, with the second housing the operator complex and support staff with 6,122 square feet. The Springville lease began in 2003 and has a term of five years. The Springville offices can accommodate up to 100 employees and is fully equipped with computer equipment and server facilities. The facility also provides a fully redundant co-location and server facility for audio conferencing activities and hosted Web conferencing services. The Springville lease requires a monthly rent of approximately $13,500.

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

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended June 30, 2006 and 2005.

         Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K as of and for the year ended March 31, 2006, as filed with the SEC.


2.       SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after March 31, 2006 and allows for several alternative transition methods. The Company adopted SFAS 123R, effective in the first quarter of fiscal 2007, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the option's effective date. The Company elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the Condensed Consolidated Statement of Operations and total compensation cost related to nonvested awards not yet recognized, as determined under the original provisions of SFAS 123, must also be recognized in the Condensed Consolidated Statement of Operations as vesting occurs.

         Prior to April 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - COMPENSATION AND DISCLOSURE. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price.

         Under SFAS 123R, the Company recognized $27,000, net of taxes, of compensation expense related to stock options and vesting of stock grants in the three months ended June 30, 2006. The following table summarizes stock-based compensation expense related to employee stock options and vesting of employee stock grants under SFAS 123R for the three months ended June 30, 2006, which was allocated as follows (in thousands except per share amounts):

                                                                                           ----------------
                                                                                            THREE MONTHS
                                                                                                ENDED
                                                                                            JUNE 30, 2006
                                                                                           ----------------
Stock-based compensation expense included:
  Cost of sales.................................................................           $         2
  Research and development......................................................                     2
  Sales and marketing...........................................................                    10
  General and administrative....................................................                    13
                                                                                           ----------------

Stock-based compensation expense related to employee stock options and employee
  stock grants included in income from operations...............................                    27
Tax benefit.....................................................................                    --
                                                                                           ----------------

Stock-based compensation expense related to employee stock options and employee
  stock grants, net of tax......................................................           $        27

Decrease in basic earnings per share............................................           $        --
Decrease in diluted earnings per share..........................................           $        --

         As stock-based compensation expense recognized in the Condensed
Consolidated Statement of Operations for the first quarter of fiscal 2007 is based on options ultimately expected to vest, it has been reduced for expected forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

         The table below reflects net income and diluted net income per share for the three months ended June 30, 2006 compared to the pro forma information assuming application of SFAS 123 for the three months ended June 30, 2005 (IN
THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                        THREE MONTHS ENDED JUNE 30,
                                                                      -------------------------------
                                                                           2006             2005
                                                                      -------------     -------------
Net loss available to common shareholders, as reported for
   the prior period (1)...................................            $        N/A      $       (910)
 Stock-based employee compensation expense included in
   reported net loss for the prior period.................                     N/A                10
 Total stock-based employee compensation expense related to
   employee stock options and vesting of employee stock
   grants, net of tax.....................................                     (27)              (62)
                                                                      -------------     -------------
Net income (loss) available to common shareholders,
   including the effect of stock-based compensation expense..         $         95      $       (962)
                                                                      =============     =============

Basic income (loss) per common share:
  As reported for the prior period (1).......................                  N/A      $      (0.04)
  Including the effect of stock-based compensation expense...         $         --      $      (0.04)
                                                                      =============     =============

Diluted income (loss) per common share:
  As reported for the prior period (1).......................                  N/A      $      (0.04)
  Including the effect of stock-based compensation expense...         $         --      $      (0.04)
                                                                      =============     =============





(1) Net loss and net loss per share prior to fiscal 2007 did not include stock-based compensation expense for employee stock options under SFAS
         123 because the Company did not adopt the recognition provisions of SFAS 123.

         Upon adoption of SFAS 123R, the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted average fair value of employee stock options granted during the three months ended June 30, 2006 and June 30, 2005 was $0.40 per share and $0.29 per share, respectively, using the following weighted-average assumptions:

                                               THREE MONTHS ENDED JUNE 30,
                                          --------------------------------------
                                                2006                2005
                                          ------------------ -------------------
Risk free interest rate                         5.11%               4.18%
Dividend yield                                   0%                  0%
Volatility factors of the expected
   market price of the Company's
   common stock                                 109%                111%
Weighted-average expected life of
   Options                                    10 years              10 years

         Stock options activity for the three months ended April 1, 2006 was as follows:

                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                                                       CONTRACTUAL        AGGREGATE
                                               SHARES SUBJECT     WEIGHTED AVERAGE         LIFE        INTRINSIC VALUE
                                                 TO OPTIONS        EXERCISE PRICE       (IN YEARS)      (IN THOUSANDS)
                                                 ----------        --------------       ----------      --------------
Options outstanding at April 1, 2006........          2,637,864        $1.07
    Options granted.........................             37,000        $0.39
    Options exercised.......................            (13,542)       $0.25
    Options forfeited.......................            (68,353)       $0.33
    Options expired.........................            (40,390)       $0.50
                                              ------------------
Options outstanding at June 30, 2006........          2,552,579        $1.10               6.07               $ 143
                                              ------------------
Options exercisable at June 30, 2006........          2,062,637        $1.26               5.42               $   63
                                              ------------------

         The aggregate intrinsic value in the table above represents total pretax intrinsic value (the difference between iLinc's closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of iLinc's stock. Total intrinsic value of options exercised for the first quarter of fiscal 2007 was $2,500. The Company issues new shares of common stock upon the exercise of stock options.

         At June 30, 2006, 2,302,511 shares were available for future grants under the Company's 1997 Stock Compensation Plan.

         At June 30, 2006, the company had approximately $105,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of
2.16 years.


3.     EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the three months ended June 30, 2006 and 2005, options and warrants to purchase 4,149,353, and 4,752,602 shares of common stock respectively were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. Additionally, for the three months ended June 30, 2006 and 2005, preferred stock and debt convertible into 10,450,000 and 8,175,000 shares of common stock, respectively, were excluded from the computation of diluted earnings/loss per share because inclusion of such would be antidilutive. Furthermore, a restricted stock grant to James Powers, the Company's CEO, of 450,000 shares has been excluded from the earnings per share calculations.

4.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:

                                                                                JUNE 30,    MARCH 31,
                                                                                  2006        2006
                                                                               ----------  ----------
                                                                                  (IN THOUSANDS)
Goodwill...................................................................    $  11,206   $  11,206
                                                                               ==========  ==========

         Intangible assets consisted of the following:
                                                                   JUNE 30, 2006
                                        -----------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING    GROSS CARRYING      ACCUMULATED
                                            LIVES         AMOUNT          AMORTIZATION          NET
                                        -----------------------------------------------------------------
                                           (YEARS)                       (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 4.98       $      1,055      $      (535)     $        520
   Purchased software                       0.92              1,481           (1,235)              246
   Customer relationship                    3.92              1,230             (448)              782
   Capitalized research and development       --                 82               --                82
                                                     ----------------------------------------------------
                                                       $      3,848      $    (2,218)     $      1,630
                                                     ====================================================


                                                                       MARCH 31, 2006
                                        -----------------------------------------------------------------


                                          WEIGHTED
                                           AVERAGE
                                          REMAINING    GROSS CARRYING      ACCUMULATED
                                            LIVES          AMOUNT         AMORTIZATION         NET
                                        -----------------------------------------------------------------
                                           (YEARS)                       (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 5.10        $     1,080       $    (493)         $      587
   Purchased software                       1.17              1,481          (1,169)                312
   Customer relationship                    4.17              1,230            (398)                832
                                                     ----------------------------------------------------
                                                        $     3,791       $  (2,060)         $    1,731
                                                     ====================================================

CAPITALIZATION OF RESEARCH AND DEVELOPMENT

         In May of 2006, the Company began production of version 9.0 of its Web collaboration software. In accordance with SFAS No. 86 ACCOUNTING FOR THE COSTS
OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, the Company began capitalizing certain direct and indirect research and development costs that included employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project. As of June 30, 2006, the Company capitalized expenses totaling $82,000.
When version 9.0 is complete and released to customers then the Company will begin amortization of these capitalized costs, using straight line amortization over a three year period.





5.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                                               JUNE 30,    MARCH 31,
                                                                                 2006        2006
                                                                              ----------  ---------
                                                                                 (IN THOUSANDS)
Accrued state sales tax.....................................................        248        233
Accrued interest............................................................        349        343
Amounts related to acquisitions.............................................         --          8
Accrued salaries and related benefits.......................................        449        453
Amount payable to third party providers.....................................        720      1,006
Amount payable to Interactive Alchemy.......................................         37         36
Deferred rent liability.....................................................         20         27
Liabilities from discontinued operations....................................         --         53
Other.......................................................................         50         54
                                                                              ----------  ---------
   Total accounts payable and accrued liabilities...........................  $   1,873   $  2,213
                                                                              ==========  =========

6.     LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                 JUNE 30,   MARCH 31,
                                                                                   2006        2006
                                                                               ----------   ---------
                                                                                  (IN THOUSANDS)
2002 Convertible redeemable unsecured subordinated notes....................   $  5,100     $  5,100
2004 Senior unsecured notes..................................................     2,962        2,962
IPO shareholders' notes payable..............................................       149          157
Other notes payable..........................................................       442          447
                                                                               ----------   ---------
                                                                                  8,653        8,666

Less: Current portion of long-term debt......................................      (586)        (199)
         Discount............................................................      (811)        (896)
         Beneficial conversion feature.......................................      (572)        (597)
                                                                               ----------   ---------
Long-term debt, net of current portion.......................................  $  6,684     $  6,974
                                                                               ==========   =========

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the 10 year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company. During fiscal 2006, holders with a principal balance of $525,000 converted their notes and $8,000 of accrued interest into 1,971,088 shares of the Company's common stock that had been registered with the SEC at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the year ended March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively at the time of conversion. No conversion or debt or acceleration of amortization of costs occurred during the three months ended June 30, 2006

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended December 31, 2005. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount associated with the debt by expensing $10,000 and $35,000, respectively at the time of conversion. On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000. No conversion of debt of acceleration of amortization of costs occurred during the three months ended June 30, 2006.

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

         On April 18, 2006, 704,839 shares were released from escrow related to the acquisition of Glyphics. Of that amount, 396,706 were returned to iLinc Communications due to the Company assuming obligations of $377,815 greater than scheduled in the purchase agreement. The remaining 308,133 shares were issued to the Glyphics shareholders at $0.39 per share based on the closing price of the agreement date of April 18, 2006. These shares were recorded as outstanding on March 31, 2006 pursuant to the terms of the Escrow Agreement.

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes were originally due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the note holders agreed to extend the maturity date and accept installment payments that were due during the year ended March 31, 2006. The outstanding principal balance on these notes is $149,000 as of June 30, 2006. On July 20, 2006, the Company paid $97,000 in principal to certain note holders, with no claims of default by the remaining holders of the outstanding IPO notes.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to June 30, 2006 were as follows (IN THOUSANDS):


2007..............................................................  $     586
2008..............................................................      2,964
2009..............................................................          2
2010..............................................................          1
2011..............................................................         --
Thereafter........................................................      5,100
                                                                    ----------
                                                                    $   8,653
                                                                    ==========

7.       CAPITALIZATION

         On June 9, 2006, the Company completed a private placement of 5,405,405 unregistered, restricted shares of common stock providing $2.0 million in gross cash proceeds. The Company paid its placement agent an underwriting commission of $180,000 of which $25,000 was recorded as deferred offering costs and incurred additional offering expenses of approximately $83,000. Pursuant to the registration rights agreement between the parties, the Company filed a Registration Statement on Form S-3 on July 7, 2006 to enable the resale of the shares by the investors. The Company intends to use the proceeds for working capital and general corporate purposes.

8.       INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company disclosed no tax benefit on its Condensed Consolidated Statement of Operations during the three months ended June 30, 2006 or 2005 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its Web conferencing and audio conferencing business strategy. At June 30, 2006 and March 31, 2006, the Company has net deferred tax assets of $15.8 million and $15.9 million, respectively, with corresponding valuation allowances. The Company's tax assets are scheduled to expire over a period of five to twenty years.

9.       STOCK OPTION PLANS AND WARRANTS

         The Company grants stock options under its amended and restated Stock Compensation Plan (the "Plan"). The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. However, pro forma disclosures as if the Company recognized stock-based compensation at the fair value of the options themselves are presented below.

         Under the Plan, as amended, the Company is authorized to issue 5,500,000 shares of common stock pursuant to "Awards" granted to officers and key employees in the form of stock options.

         There were 2,552,579 options outstanding under the Plan at June 30, 2006. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

         Following is a summary of the status of the Company's stock options as of June 30, 2006:

                                                                                  WEIGHTED
                                                                NUMBER OF         AVERAGE      WEIGHTED AVERAGE
                                                             SHARES UNDERLYING    EXERCISE       FAIR-VALUE OF
                                                                 OPTIONS           PRICES       OPTIONS GRANTED
                                                            ------------------- ------------- ---------------------
          Outstanding at March 31, 2006...................        2,637,864           $1.07
          Granted.........................................           37,000           $0.39          $0.40
                                                                                              =====================
          Exercised.......................................          (13,542)          $0.25
          Forfeited.......................................          (68,353)          $0.33
          Expired.........................................          (40,390)          $0.50
                                                            ------------------- -------------
          Outstanding at June 30, 2006....................        2,552,579           $1.10
                                                            =================== =============





         The following table summarizes information about stock options outstanding at June 30, 2006:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                        --------------------------------------------------------  ----------------------------
                                         WEIGHTED                                                  WEIGHTED
                                         AVERAGE         WEIGHTED AVERAGE                           AVERAGE
                          NUMBER OF      EXERCISE      REMAINING CONTRACTUAL       NUMBER OF       EXERCISE
                           SHARES         PRICE             LIFE (YEARS)             SHARES         PRICE
                        -------------- ------------- ---------------------------  -------------  -------------

$   0.01   -  $ 0.99       1,928,064    $   0.51               7.01                 1,444,497       $  0.55
$   1.00   -  $ 1.99         104,125    $   1.61               4.53                    97,750       $  1.64
$   2.00   -  $ 2.99         430,000    $   2.22               3.03                   430,000       $  2.22
$   3.00   -  $ 8.50          90,390    $   7.70               2.18                    90,390       $  7.70
                        --------------                                           -------------
                           2,552,579                                                2,062,637
                        ==============                                           =============

         The following table summarizes information about stock purchase warrants outstanding at June 30, 2006:

                                      WARRANTS OUTSTANDING                    WARRANTS EXERCISABLE
                        ---------------------------------------------------  ----------------------------
                                         WEIGHTED                                             WEIGHTED
                                         AVERAGE       WEIGHTED AVERAGE                        AVERAGE
                          NUMBER OF      EXERCISE    REMAINING CONTRACTUAL    NUMBER OF       EXERCISE
                           SHARES         PRICE           LIFE (YEARS)          SHARES         PRICE
                        -------------- ----------- ------------------------  -------------  -------------

$   0.32  -$   0.32           50,000    $  0.32             2.75                   50,000       $   0.32
$   0.40  -$   0.40          300,000    $  0.40             0.78                  300,000       $   0.40
$   0.42  -$   0.42          543,182    $  0.42             5.14                  543,182       $   0.42
$   0.44  -$   0.44          132,972    $  0.44             5.20                  132,972       $   0.44
$   0.50  -$   0.50          700,000    $  0.50             2.25                  700,000       $   0.50
$   0.55  -$   0.55           50,000    $  0.55             2.75                   50,000       $   0.55
$   1.50  -$   1.50          921,510    $  1.50             1.14                  921,510       $   1.50
                       --------------                                         ------------
                           2,697,664                                            2,697,664
                       ==============                                         ============

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued to James M. Powers, its Chief Executive Officer, an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the ten-year vesting period. The shares 100% vest after 10 years from the date of grant or upon attaining the following share price performance criteria: 150,000 shares vest if the share price trades for $4.50 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $8.50 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $12.50 per share for 20 consecutive days. In December 2001, in connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. The Company recognized a $179,000 charge to income at the date of grant. On June 23, 2006, the Board of Directors, at the recommendation of the Compensation Committee of the Board, amended the vesting performance criteria hurdles as follows: 150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days. All other aspects of the grant remained the same.

WARRANTS

         On November 19, 2003, the Company issued a warrant to purchase 250,000 shares of common stock to an advisor of the Company in exchange for certain advisory and consulting services pursuant to a written advisory agreement that will be provided to the Company over a three-year contractual period. The warrants are exercisable for shares of the Company's common stock at a price of $0.40. The warrants contain a provision that prohibited the delivery of shares even if exercised until after February 5, 2004. The warrants are currently treated as a variable plan grant; accordingly, the warrants will be revalued at each quarter end and the portion related to the cumulative expired services period less prior charges recorded will be recorded as a charge to expense during the period. The warrants were valued using the Black-Scholes model to calculate a fair value of $0.73 per share at March 31, 2004. A portion of the fair value totaling $20,000 was recognized for fiscal 2004. During fiscal 2005, the remaining balance of the warrants was expenses for $90,000.

         In January 2005, in connection with the restructuring of the payments on loan obligations due in connection with the acquisition of Glyphics, the Company issued a warrant for 50,000 shares with an exercise price of $0.55. The loan was guaranteed by Gary Moulton, the Company's senior vice president of audio services, as well as a shareholder of the Company, both of whom were formerly owners of Glyphics. The warrant was originally contracted to expire in January 2007. The fair value of the warrant of $8,000 was estimated and expensed in the fourth quarter of fiscal 2005 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 72%, dividend yield of 0%, and a risk-free rate of 3.1%. In June 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares to the Glyphics shareholder with an exercise price of $0.32. The warrant was originally to expire in June 2007. The fair value of the warrant of $6,500 was estimated and expensed in the first quarter of fiscal 2006 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 71%, dividend yield of 0%, and a risk-free rate of 3.6%. On April 1, 2006, the Company issued an additional warrant for 50,000 shares with an exercise price of $0.40. The warrant expires in April 2009. The fair value of the warrant of $15,000 was estimated and expensed during the first quarter of fiscal 2007 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 125%, dividend yield of 0%, and a risk-free rate of 4.83%. On April 1, 2006, the expiration dates of the warrants issued in January 2005 and June 2005 were extended to March 31, 2009. Based on an analysis using the Black-Scholes pricing model, no adjustment was made to the fair value of the two extended warrants.

         Subsequent to June 30, 2006, on July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to ComVest West, Inc. in connection with an agent agreement effective June 30, 2006. The warrant expires on July 1, 2011. The warrant is subject to vesting provisions based on net collected revenue targets over a five-year period.


10.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 13 to the condensed consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2006. During the three-month period ended June 30, 2006, the following changes occurred with respect to certain of the Company's commitments and contingencies:

ROYALTY AGREEMENTS

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment that is due upon collection of cash received from the sales of its Web conferencing software. The royalty earn-out was originally equal to 20% for all revenues collected from the sale of that Web conferencing software over a three-year period beginning November 4, 2002, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount being $5,000,000. After negotiating a settlement with one of the original participants in the Mentergy transaction during fiscal 2005, the royalty was reduced to 18.7%. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF 95-8: "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination" at the time such amounts are accrued as revenue. The Company had accrued Mentergy royalties totaling $586,000 and $890,000 as of June 30, 2006 and March 31, 2006, respectively (the "Royalty Accrual Amount"). On October 10, 2005, Mentergy and the Company executed a payment agreement that provides, notwithstanding the termination of the royalty accrual, negotiated payment terms that would require an initial payment of $100,000 within 15 days of approval of the agreement followed by 12 level installment payments of $76,212 plus interest per month and a balloon payment for the entire remaining balance due on November 15, 2006, but with the accrual of additional royalties terminating as originally intended on November 4, 2005. As of June 30, 2006, the Company paid $557,000, net of interest, to Mentergy in accordance with the payment agreement. Of that amount, $252,000 was paid in the year ended March 31, 2006 and $305,000 was paid in the quarter ending June 30, 2006. As of June 30, 2006, the outstanding balance due to Mentergy is $586,000 net of interest.

LEASE COMMITMENTS

         In May 2006, the Company amended the lease on its Phoenix location, which was set to expire February 28, 2007. The term was extended to February 28, 2012, the square footage was reduced to 9,100 and the related rent expense was therefore reduced as a result of the amendment. After this amendment, the Phoenix lease requires a monthly rent and operating expenses of approximately $25,000.

         Subsequent to June 30, 2006, the Company amended the lease on its New York location, which had expired December 31, 2005. The new lease term is effective July 1, 2006 through June 30, 2009. Under the terms of the new lease the monthly rent will be approximately $4,000 per month.

SUBCONTRACTOR AGREEMENT

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

11.      DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its practice management services segment. In accordance with SFAS 144 ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS, the Company has restated its historical results to reflect its practice management service business segment as a discontinued operation. For the three months ended June 30, 2006 and June 30, 2005, the Company had net income from discontinued operations of $11,000 and $7,000, respectively.

12.      RELATED PARTY TRANSACTIONS

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued to James M. Powers, its Chief Executive Officer, an incentive stock grant under the 1997

Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the ten-year vesting period. The shares 100% vest after 10 years from the date of grant or upon attaining the following share price performance criteria: 150,000 shares vest if the share price trades for $4.50 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $8.50 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $12.50 per share for 20 consecutive days. In December 2001, in connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. The Company recognized a $179,000 charge to income at the date of grant. On June 23, 2006, the Board of Directors, at the recommendation of the Compensation Committee of the Board, amended the vesting performance criteria hurdles as follows: 150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days. All other aspects of the grant remained the same.

         On July 21, 2005, James L. Dunn Jr., the Company's CFO, purchased a note that had a principal balance of $8,375 at a discount from one of the IPO Note holders. Mr. Dunn extended the term of the note that had been due until April 1, 2006. On July 20, 2006, the Company paid $8,375 to Mr. Dunn in full payment of the note.

         At June 30, 2006 and March 31, 2006, the Company owed the four members of the Board of Directors fees totaling $63,000 and $69,000, respectively, for services performed during fiscal 2006 and the first quarter of fiscal 2007.

13.      SUBSEQUENT EVENTS

         Subsequent to June 30, 2006, the Company amended the lease on its New York location, which had expired December 31, 2005. The new lease term is effective July 1, 2006 through June 30, 2009. Under the terms of the new lease the monthly rent will be approximately $4,000 per month.

         Subsequent to June 30, 2006, on July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to ComVest West, Inc. in connection with an agent agreement effective June 30, 2006. The warrant expires on July 1, 2011. The warrant is subject to vesting provisions based on net collected revenue targets over a five-year period.

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

READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS REPORT AND IN OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS. OUR REPORTS ARE AVAILABLE FREE OF CHARGE AS SOON AS REASONABLY PRACTICABLE AFTER SUCH MATERIAL IS ELECTRONICALLY FILED WITH THE SEC AND MAY BE OBTAINED EITHER FROM THE SEC AT THEIR WEB SITE LOCATED AT WWW.SEC.GOV, OR THROUGH OUR WEB SITE LOCATED AT WWW.ILINC.COM.
-------------

OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. We develop and sell software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide what we believe to be simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in Version 8.01. Our customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. We market our products using a direct sales force and an indirect distribution channel consisting of agents, distributors and value added resellers. We allow customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in pricing and payment methods. Our revenues are a mixture of high margin perpetual licenses of software and monthly recurring revenues from annual maintenance, hosting and support agreements, and other products and services.

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

         o We sell to prospects that are using other Web conferencing service providers that are ready to migrate to Web conferencing software. We find that these organizations appreciate the cost and feature advantages that our technology offers.
         o We target organizations that have a natural fit for highly secure Web conferencing software such as government, military, and financial organizations as well as the companies that supply to these entities.
         o We target organizations looking to deploy live, Web-based training. Our software was originally built for training and we have maintained a competitive technology advantage in this area.
         o We continue to cross sell all of our products and services to our large database of existing customers.
         o We look to expand distribution and gain market share by leveraging the sales and distribution capabilities of our partners, distributors and value added resellers.

RESULTS OF OPERATIONS

         The operations of the Company involve many risks, which, even through a combination of experience, knowledge, and careful evaluation, may not be overcome. These risks include the fact that the market for Web conferencing products and services is in the early stages of development and may not grow to a sufficient size or at a sufficient rate to sustain our business. We also face intense competition from other Web conferencing and audio conferencing providers and may be unable to compete successfully. Many of our existing and potential competitors have longer operating histories and significantly greater financial, technical, and other resources and therefore may be able to more quickly respond to changing opportunities or customer requirements. Please read also the section entitled "Risk Factors."

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended June 30, 2006 and June 30, 2005 were $3.6 million and $2.7 million respectively, an overall increase of approximately $932,000. Of this amount, software license revenues increased $712,000, software and audio services revenues increased $68,000 and maintenance and professional services revenues increased $152,000. The overall increase was primarily the result of planned growth in software license revenues, as well as, maintenance revenues from renewals as our customer base continues to grow. For the three months ended June 30, 2006, software license revenues were 34% of total revenue, software and audio services revenues were 49% of total revenue and maintenance and professional services revenues were 17% of the total revenue, as compared to 19%, 64% and 17%, respectively, for the same three month period last year. We expect software license revenues to continue to become a larger percentage of total revenues as total revenues increase given our focus on the Software Purchase Model, with a proportionate increase in maintenance and professional service revenues.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of software license revenue is driven by the number of software licenses sold. It consists of royalty fees paid and rebates to third-parties on sale of certain product software licenses as well as a small amount for the cost of fulfillment and materials. Cost of software license revenues for the three months ended June 30, 2006 and June 30, 2005 were $45,000 and $32,000 respectively, an increase of $13,000. The increase is primarily the result of an increase in royalty fees for off-the-shelf courseware sales. The overall cost of software license revenue will remain a small fraction of total software license revenue because of the small percentage due as royalties from the sale of off-the-shelf courses, providing high margin software sales.

         Cost of software and audio services revenue uses a fully allocated overhead method that includes an allocation of salaries and allocable expenses resulting from the delivery of our hosted Web conferencing services, together with all expenses associated with the delivery of our audio conferencing services. Expenses related to our audio conferencing services that are accrued as cost of revenues include salaries and allocable expenses of our telephone operators, allocated facilities costs, allocated technical support costs for support services, together with all direct telecommunication expenses for long distance and local dial tone connectivity, and finally, allocable depreciation and amortization expense related to our audio conferencing assets. Cost of software and audio services for the three months ended June 30, 2006 and June 30, 2005 were $976,000 and $1.1 million, respectively, a decrease of $107,000. This decrease was primarily a result of the full depreciation of audio conferencing computer in May 2006, providing a decrease in depreciation expense of $64,000 per month. In addition, office expenses decreased $22,000, consulting and recruiting fees decreased $5,000 and the portion of overhead allocated to cost of software and audio services decreased by $9,000 in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. These decreases in costs were partially offset by increases in telecommunications costs of $16,000 and other costs of $17,000 for the same periods.

         Cost of maintenance and professional services revenue included an allocation of technical support personnel and facilities costs allocable to those service revenues consisting primarily of a portion of our facilities costs, communications and depreciation expenses. But, the largest and most variable component of the cost of maintenance and professional services arises from the amount due to our third-party custom content subcontractor that provides custom content services. The amount due to our third-party subcontractor is a fixed proportion of the custom content revenue earned. The cost of maintenance and professional services for the three months ended June 30, 2006 and June 30, 2005 were $170,000 and $113,000, respectively, an increase of $57,000. The increase was primarily the result of a change in the level of custom content services and therefore a corresponding increase in the amount due to our third-party subcontractor.

         Amortization of acquired developed technology consists of amortization of software and identified intangible technology that was acquired in the Quisic, Mentergy and Glyphics acquisitions. Amortization of acquired technology for the three months ended June 30, 2006 and June 30, 2005 was $67,000 and $119,000, respectively, a decrease of $52,000. The decrease is related to the full amortization of software technology assets that were acquired from Mentergy.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Total operating expenses consist of research and development expenses, sales and marketing expenses, and general and administrative expenses. We incurred total operating expenses from continuing operations of $1.8 million for both the three months ended June 30, 2006 and June 30, 2005.

         Research and development expenses represent expenses incurred in connection with the continued development and enhancement of our software products and new versions. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocations, and allocated depreciation and amortization expense. Research and development expenses from continuing operations for the three months ended June 30, 2006 and June 30, 2005 were $304,000 and $358,000, respectively, a decrease of $54,000. During the three months ended June 30, 2006, we began capitalizing identified direct expenses associated with a specific software development upon achieving technological feasibility for version 9.0 of our Web collaboration software in accordance with SFAS No. 86 ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We will continue to capitalize those direct costs until the new software product is ready for distribution and sale to our customers. Once the product is released, we will amortize these software development costs over a three year period. Most of the decrease in the June quarter in research and development costs were attributable to the capitalization of those costs that would otherwise have been expensed. After taking into account the decrease from capitalized software costs, we expect research and development costs to remain relatively flat in fiscal 2007.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising, and other marketing expenses. Sales and marketing expenses from continuing operations for the three months ended June 30, 2006 and June 30, 2005 were $858,000 and $785,000, respectively, an increase of $73,000. The increase was a result of increases in salaries and benefits of $56,000, professional services of $22,000 and office expenses of $13,000. In addition, we accrued rebate and sales incentives expense due to a new distributor of its products in accordance with the distributor agreement of $29,000. These increases were partially offset by a decrease in the occupancy expense allocated to sales and marketing of $43,000 and a decrease in advertising and marketing expenses of $6,000. We expect sales and marketing expenses to increase in amount as revenues increase, but that the percentage of sales and marketing expenses incurred in relation to total revenue to remain consistent through fiscal 2007.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing, with the bulk of those general and administrative expenses comprised of salaries, rent and the costs associated with being a public company, including accounting costs, legal costs, and listing fees. Although revenues increased, general and administrative expenses from continuing operations for the three months ended June 30, 2006 and June 30, 2005 were relatively flat at $634,000 and $641,000, respectively, a slight decrease of $7,000. Salaries and benefits increased $37,000 when comparing June 30, 2006 to June 30, 2005, which was offset by a related decrease in consulting fees of $54,000 as several administrative personnel transitioned from consultants to employees in the June 30, 2005 quarter. Other increases in general and administrative expenses in the quarter ended June 30, 2006 as compared to June 30, 2005, included increases in office expense of $13,000, telephone and Internet expenses of $16,000, accounting fees of $9,000, travel and entertainment expenses of $10,000 and other taxes of $9,000. The increases were partially offset by decreases in legal fees of $34,000 and bad debt expense of $15,000. We expect general and administrative expenses to remain at this level and relatively flat through fiscal 2007.

EARNINGS FROM OPERATIONS

         Throughout fiscal 2006, we implemented a company-wide overhead reduction program. As a result of that overhead reduction program, we reduced and then maintained expenses while increasing revenues when comparing the overall level of revenue to expense for the quarter ended June 30, 2006 to the quarter ended June 30, 2005. For the three months ended June 30, 2006, we reported earnings from operations of $551,000 as compared to a loss from operations of $458,000 for the three months ended June 30, 3005, an increase in earnings from operations of $1.0 million. We expect to continue to hold down costs where appropriate while we continue to invest in research and development and likewise sales and marketing in order to increase revenues.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         In order to clearly identify the difference between the interest expense that is paid in cash on our outstanding debt and the non-cash interest expense associated with the beneficial conversion features and conversion of its debt, we have segregated and itemized those expenses.

         Interest expense from continuing operations paid on outstanding debt instruments for the three months ended June 30, 2006 and June 30, 2005 was $251,000 and $268,000, respectively, a decrease of $17,000. Non-cash interest expense for the three months ended June 30, 2006 and June 30, 2005 was $150,000 and $163,000, respectively, an increase of $13,000.

GAIN ON SETTLEMENT OF DEBT AND OTHER OBLIGATIONS FROM CONTINUING OPERATIONS/LOSS ON SETTLEMENT OF NOTE RECEIVABLE

         During the three months ended June 30, 2005, we recognized a loss of $7,500 relating to a settlement of a note receivable when we accepted a discounted payment in the amount of $17,500 that extinguished a note receivable with a principal balance of $25,000.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         We disclosed no tax benefit on our Condensed Consolidated Statement of Operations during the three months ended June 30, 2006 or 2005 because it concluded it is not likely it would be able to recognize the tax asset created due to the lack of operating history of its Web conferencing and audio conferencing business strategy. At June 30, 2006 and March 31, 2006, we had net deferred tax assets of $15.8 million and $15.9 million, respectively, with corresponding valuation allowances. Our tax assets are scheduled to expire over a period of five to thirteen years.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, we discontinued our practice management services. Results of operations from this segment are presented as discontinued operations for the three months ended June 30, 2006 and 2005 in accordance with SFAS 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.

         Net income from discontinued operations for the three months ended June 30, 2006 and 2005 was $11,000 and $7,000, respectively. Cash flows used in discontinued operations were $46,000 for the three months ended June 30, 2006. Cash flows provided by discontinued operations $111,000 for the three months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006, we had a working capital deficit of $98,000. Current assets included $925,000 in cash, $1.0 million held in certificates of deposit and marketable securities that mature in January 2007, $2.4 million in net accounts receivable and $79,000 in prepaids and other assets. Current liabilities consisted of $998,000 of deferred revenue, $607,000 of current maturities of long-term debt and capital leases and $2.9 million in accounts payable and accrued liabilities.

         In June 2006, we raised $2,000,000 of gross proceeds in a private placement of 5.4 million shares of common stock. A portion of the our plan to address our working capital deficiency includes further reductions in overhead and continued development, marketing and licensing of our iLinc suite of products and services through the internal sales efforts and external channel partnerships.

         Cash used in operating activities from continuing operations was $138,000 during the three months ended June 30, 2006 and $191,000 during the three months ended June 30, 2005. Cash used in operating activities from continuing operations during the three months ended June 30, 2006 was primarily attributable to decreases in accounts payable and accrued expenses of $552,000, increases in accounts receivable of $263,000, and increases in prepaid expenses of $49,000. These items were partially offset by net income from continuing operations of $123,000, increases in deferred revenue of $81,000, and non-cash expenses and revenues of $522,000. Cash used in operating activities during the three months ended June 30, 2005 was primarily attributable to a net loss from continuing operations of $892,000, decreases in accounts receivable of $175,000 and prepaid expenses of $92,000, respectively. These items were partially offset by non-cash expenses and revenues of $641,000 and an increase in deferred revenue of $23,000.

         Cash used in investing activities from continuing operations was $1.1 million for the three months ended June 30, 2006, while cash used in investing activities from continuing operations was $31,000 for the three months ended June 30, 2005. Cash used in investing activities during the three months ended June 30, 2006 was due to an investment in a 7-month certificate of deposit of $1.0 million, capital expenditures of $17,000 and capitalization of research and development costs of $82,000. The repayment on notes receivable provided cash of $2,000 during the quarter. Cash used by investing activities for the three months ended June 30, 2005 was due to $22,000of capital expenditures and acquisition related expenses of $9,000.

         Cash provided by financing activities from continuing operations was $1.7 million during the three months ended June 30, 2006, while cash used in financing activities from continuing operations was $160,000 during the three months ended June 30, 2005. Cash provided by financing activities during the three months ended June 30, 2006 was attributable to proceeds from the issuance of common stock of $2.0 million partially offset by stock issuance expenses of $160,000, the repayment of debt and capital leases totaling $62,000, payment of preferred dividends of $39,000, and additional proceeds from the exercise of stock options of $3,000. Cash used in financing activities during the three months ended June 30, 2005 was due to the payment of preferred dividends of $25,000, repayment of long-term debt and capital leases of $107,000 and financing costs of $28,000.

INFORMATION RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes were originally due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the note holders agreed to extend the maturity date and accept installment payments that were due during the year ended March 31, 2006. The outstanding principal balance on these notes is $149,000 as of June 30, 2006. On July 20, 2006, the Company paid $97,000 in principal to certain note holders, with no claims of default by the remaining holders of the outstanding IPO notes.

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the 10 year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company. During fiscal 2006, holders with a principal balance of $525,000 converted their notes and $8,000 of accrued interest into 1,971,088 shares of the Company's common stock that had been registered with the SEC at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the year ended March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively at the time of conversion. No conversion or debt or acceleration of amortization of costs occurred during the three months ended June 30, 2006

         On September 16, 2003, the Company completed its private placement of series A convertible preferred stock (the "Series A Preferred Stock") with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of Series A Preferred Stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The Series A Preferred Stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the 2005 fiscal year, holders of 22,500 shares of Series A Preferred Stock converted those shares into 450,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the Series A Preferred Stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended December 31, 2005. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount associated with the debt by expensing $10,000 and $35,000, respectively at the time of conversion. On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000. No conversion of debt of acceleration of amortization of costs occurred during the three months ended June 30, 2006.

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

         On April 18, 2006, 704,839 shares were released from escrow related to the acquisition of Glyphics. Of that amount, 396,706 were returned to iLinc Communications due to the Company assuming obligations of $377,815 greater than scheduled in the purchase agreement. The remaining 308,133 shares were issued to the Glyphics shareholders at $0.39 per share based on the closing price of the agreement date of April 18, 2006. These shares were recorded as outstanding on March 31, 2006 pursuant to the terms of the Escrow Agreement.

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

         On June 9, 2006, the Company completed a private placement of 5,405,405 unregistered, restricted shares of common stock providing $2.0 million in gross cash proceeds. The Company paid its placement agent an underwriting commission of $180,000 of which $25,000 was recorded as deferred offering costs and incurred additional offering expenses of approximately $83,000. Pursuant to the registration rights agreement between the parties, the Company filed a Registration Statement on Form S-3 on July 7, 2006 to enable the resale of the shares by the investors. The Company intends to use the proceeds for working capital and general corporate purposes.

CONTRACTUAL OBLIGATIONS

                  The following schedule details all of the Company's indebtedness and the required payments related to such obligations at June 30, 2006 (in thousands):

                                                    DUE IN                              DUE IN YEARS
                                                   LESS THAN      DUE IN    DUE IN YEAR   FOUR AND     DUE AFTER
                                        TOTAL       ONE YEAR     YEAR TWO      THREE        FIVE       FIVE YEARS
                                       -------      -------      -------      -------      -------      -------
Long term debt obligations ......      $ 8,653      $   586      $ 2,964      $     2      $     1      $ 5,100
Capital lease obligations .......           21           21           --           --           --           --
Interest expense ................        3,872          950          626          613        1,224          459
Operating lease obligations .....        2,093          548          439          332          578          196
Base salary commitments
   under employment
   agreements....................          750          375          375           --           --           --
                                       -------      -------      -------      -------      -------      -------
Total contractual obligations ...      $15,389      $ 2,480      $ 4,404      $   947      $ 1,803      $ 5,755
                                       =======      =======      =======      =======      =======      =======

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

         Our critical accounting policies and estimates are included in the Company's annual report on Form 10-K for the year ended March 31, 2006 as filed with the SEC.

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

         As of June 30, 2006, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $8.2 million at fixed interest rates of 10% to 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness of $435,000 bear interest rates of 6% to 9.75%. We have one loan for computer equipment with a balance of $7,000, with an interest rate of 26.99%, which we plan to pay off in the second quarter of fiscal 2007. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

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

         During the first quarter ended June 30, 2006, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.


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

LISTING QUALIFICATIONS MAY NOT BE MET.

         The American Stock Exchange's continued listing standards require that we maintain stockholders' equity of at least $4.0 million if we have losses from continuing operations or net losses in three of our four most recent fiscal years. We have sustained losses in three of our four most recent fiscal years and therefore must maintain stockholders' equity of at least $4.0 million. If now or in the future, we fail to maintain a sufficient level of stockholders' equity in compliance with those and other listing standards of the American Stock Exchange, then we would be required to submit a plan to the American Stock Exchange describing how we intended to regain compliance with the requirements. In the event that our shares of common stock are de-listed, the liquidity and price per share of our common stock may be adversely affected.

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On June 30, 2006, 34,342,115 shares of our common stock were issued, of which 1,432,412 were held in treasury, leaving 32,909,703 issued and outstanding. An additional 17,102,743 shares of our common stock were reserved for issuance that would be issued as the result of the exercise of warrants or the conversion of convertible notes and/or convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS

(a)  EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------

3.1(1)        Restated Certificate of Incorporation of the Company
3.2(1)        Bylaws of the Company
3.3(2)        Restated Certificate of Incorporation of the Company
3.4(2)        Amendment of Bylaws of the Company
3.5(3)        Restated Certificate of Incorporation of the Company
3.6(9)        Certificate of Designations of Series A Preferred Stock
3.7(10)       Certificate of Amendment of Restated Certificate of Incorporation
              of the Company
3.8           Revised Certificate of Designations of Series B Preferred Stock
4.1(1)        Form of certificate evidencing ownership of Common Stock of the
              Company
4.6(2)        Form of certificate evidencing ownership of Common Stock of the
              Company
4.7(3)        Form of Convertible Redeemable Subordinated Note
4.9(9)        Form of Redeemable Warrant (2003 Private Placement Offering)
*10.1(14)     The Company's amended and restated stock compensation plan
*10.9(2)      Employment Agreement dated November 12, 2000 between the Company and James M. Powers, Jr.
*10.11(15)    Employment Agreement dated February 15, 2001 between the Company and James L. Dunn, Jr. with Amendments
10.14(4)      Plan of Reorganization and Agreement of Merger by and among the
              Company, Edge Acquisition Subsidiary, Inc. and the Stockholders of
              Learning-Edge, Inc.
10.15(5)      Plan of Reorganization and Agreement of Merger by and among the
              Company, TW Acquisition Subsidiary, Inc., ThoughtWare
              Technologies, Inc. and the Series B Preferred Stockholder of
              ThoughtWare Technologies, Inc.
10.16(6)      Asset Purchase Agreement by and among the Company and Quisic
              Corporation. Common Stock Purchase Agreement by and between the
              Company, Investor Growth Capital Limited, A Guernsey Corporation
              and Investor Group, L.P., A Guernsey Limited Partnership and Leeds
              Equity Partners III, L.P.
10.17(7)      Asset Purchase Agreement by and among the Company, and Mentergy,
              Inc. and its wholly-owned subsidiaries, LearnLinc Corp and
              Gilat-Allen Communications, Inc.
10.18(16)     Subcontractor Agreement between the Company and Interactive
              Alchemy, Inc. with Amendments
*10.19(12)    Employment Agreement dated January 6, 2004 between the Company and
              Nathan Cocozza
10.20(12)     Note Purchase Agreement dated February 12, 2004 between the
              Company and certain creditors
10.21(12)     Unit Purchase and Agency Agreement dated April 19, 2004 between the Company and Cerberus Financial, Inc.
10.22(12)     Placement Agency Agreement dated March 10, 2004 between the
              Company and Peacock, Hislop, Staley, and Given, Inc.
10.23(11)     Asset Purchase Agreement and Plan of Reorganization by and between the Company and Glyphics Communications, Inc.
*10.24(13)    Employment Agreement dated June 1, 2004 between the Company and
              Gary L. Moulton
10.25(16)     Securities Purchase Agreements effective June 9, 2006
10.26(16)     Registration Rights Agreements effective June 9, 2006
14.1(13)      Code of Ethics
16(8)         Letter re Change in Certifying Accountant
+31.1         Chief Executive Officer Section 302 Certification
+31.2         Principal Financial Officer Section 302 Certification
+32.1         Chief Executive Officer Section 906 Certification
+32.2         Principal Financial Officer Section 906 Certification

---------------------

(1) Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
(3) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
(4) Previously filed as an exhibit to iLinc's Form 8-K filed October 16, 2001.
(5) Previously filed as an exhibit to iLinc's Form 8-K filed January 30, 2002.
(6)      Previously filed as an exhibit to iLinc's Form 8-K filed July 2, 2002.
(7) Previously filed as an exhibit to iLinc's Form 8-K filed December 20, 2002.
(8)      Previously filed as an exhibit to iLinc's Form 8-K filed April 3, 2003.
(9) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
(10) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(11)     Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.
(12) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2004.
(13) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.
(14) Previously filed as an exhibit to iLinc's Annual Proxy Statement dated July 14, 2005.
(15) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.
(16) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2006.

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


                                              ILINC COMMUNICATIONS, INC.
Dated: August 1, 2006

                                          By:/s/ James M. Powers, Jr.
                                             -----------------------------------
                                          Chairman of the Board, President and
                                          Chief Executive Officer


                                          By:/s/ James L. Dunn, Jr.
                                             -----------------------------------
                                          Senior Vice President & Chief
                                          Financial Officer