Form 10-Q
period 2006-09-30
ILINC COMMUNICATIONS INC
filed 2006-11-06
CIK 1042291

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. (20549)

                                 ______________

                                   FORM (10)-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at October 31, 2006 was 33,061,265 net of shares held in treasury.

================================================================================


                                       FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                                                       PAGE
                                                                                                    ----
     Item 1--Unaudited Condensed Consolidated Financial Statements

             Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and
             March 31, 2006........................................................................   4

             Unaudited Condensed Consolidated Statements of Operations for the Three and Six
             Months Ended September 30, 2006 and 2005..............................................   5

             Unaudited Condensed Consolidated Statement of Changes in Shareholders'
             Equity for the Six Months Ended September 30, 2006....................................   6

             Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             September 30, 2006 and 2005...........................................................   7

             Notes to Condensed Consolidated Financial Statements (Unaudited)......................   8

     Item 2--Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................................  19

     Item 3-- Quantitative and Qualitative Disclosures about Market Risk...........................  31

     Item 4--Controls and Procedures...............................................................  31

PART II--OTHER INFORMATION

     Item 1--Legal Proceedings.....................................................................  32

     Item 1A--Risk Factors.........................................................................  32

     Item 2--Unregistered Sales of Equity Securities and Use of Proceeds...........................  36

     Item 3--Defaults of Senior Securities.........................................................  36

     Item 4--Submission of Matters to a Vote of Security Holders...................................  36

     Item 5--Other Information.....................................................................  36

    Item 6--Exhibits...............................................................................  37

      Signatures...................................................................................  39

    Certifications.................................................................................  40

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

         Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, our dependence on our products or services, market demand for our products and services, our ability to attract and retain customers and channel partners, our ability to expand our technological infrastructure to meet the demand from our customers, our ability to recruit and retain qualified employees, the ability of channel partners to successfully resell our products, the status of the overall economy, the strength of competitive offerings, the pricing pressures created by market forces, and the risks discussed herein (see "Managements Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors"). All forward-looking statements included in this report are based on information available to us as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any change in our expectations or in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Our reports are available free of charge as soon as reasonably practicable after such material is electronically filed with the SEC and may be obtained through our Web site located at www.ilinc.com.

         iLinc, iLinc Communications, iLinc Suite, MeetingLinc, LearnLinc, ConferenceLinc, SupportLinc, iLinc On-Demand, and their respective logos are trademarks or registered trademarks of iLinc Communications, Inc. All other company names and products may be trademarks of their respective companies.

                                              PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,     MARCH 31,
                                                                                           2006             2006
                                                                                      ---------------  ---------------
                                                                                        (UNAUDITED)       (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents........................................................  $         401    $         466
   Certificates of deposit and marketable securities................................          1,012               --
   Accounts receivable, net of allowance for doubtful accounts of $103 and $120,
    respectively....................................................................          2,498            2,207
   Note receivable..................................................................             64               12
   Prepaid and other current assets.................................................            538               30
                                                                                      ---------------  ---------------
     Total current assets...........................................................          4,513            2,715

Property and equipment, net ........................................................            469              336
Goodwill............................................................................         11,206           11,206
Intangible assets, net..............................................................          1,585            1,731
 Other assets.......................................................................             14               12
                                                                                      ---------------  ---------------
     Total assets...................................................................  $      17,787    $      16,000
                                                                                      ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt................................................  $       3,269    $         199
   Accounts payable trade...........................................................          1,228            1,257
   Accrued liabilities..............................................................          1,511            2,213
   Current portion of capital lease liabilities.....................................             --               70
   Deferred revenue.................................................................            998              917
                                                                                      ---------------  ---------------
     Total current liabilities......................................................          7,006            4,656

Long term debt, less current maturities, net of discount and beneficial conversion
     feature of $1,273 and $1,493, at September 30, and March 31, 2006, respectively          4,006            6,974
                                                                                      ---------------  ---------------
     Total liabilities..............................................................         11,012           11,630
                                                                                      ---------------  ---------------

SHAREHOLDERS' EQUITY:
 Preferred stock series A & B, 10,000,000 shares authorized:
 Series A preferred stock, $.001 par value, 120,000 and 127,500 shares, respectively, issued and outstanding, liquidation preference of $1,200,000 and $1,275,000,
   respectively...................................................................               --               --
 Series B preferred stock, $.001 par value, 70,000 shares issued and outstanding,
   liquidation preference of $700,000...............................................             --               --
 Common stock, $.001 par value 100,000,000 shares authorized 34,493,677 and
   28,923,168 issued, respectively..................................................             34               29
 Additional paid-in capital....................................................... .         46,417           44,228
 Accumulated deficit................................................................        (38,268)         (38,479)
 Less:  1,432,412 treasury shares at cost...........................................         (1,408)          (1,408)
                                                                                      ---------------  ---------------
     Total shareholders' equity.....................................................          6,775            4,370
                                                                                      ---------------  ---------------
     Total liabilities and shareholders' equity.....................................  $      17,787    $      16,000
                                                                                      ===============  ===============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                           ILINC COMMUNICATIONS, INC., AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            ------------------------      ------------------------
                                                                               2006          2005           2006           2005
                                                                            ---------      ---------      ---------      ---------
Revenues
   Software licenses .................................................      $    916       $    751       $  2,150       $  1,273
   Software and audio services .......................................         1,841          1,711          3,609          3,411
   Maintenance and professional services .............................           694            543          1,297            994
                                                                            ---------      ---------      ---------      ---------
       Total revenues ................................................         3,451          3,005          7,056          5,678
                                                                            ---------      ---------      ---------      ---------

Cost of revenues
   Software licenses .................................................            36             --             81             32
   Software and audio services .......................................           867            796          1,843          1,879
   Maintenance and professional services .............................           230            185            400            298
   Amortization of acquired developed technology .....................            67            108            134            227
                                                                            ---------      ---------      ---------      ---------
       Total cost of revenues ........................................         1,200          1,089          2,458          2,436
                                                                            ---------      ---------      ---------      ---------

Gross profit .........................................................         2,251          1,916          4,598          3,242
                                                                            ---------      ---------      ---------      ---------

 Operating expenses
   Research and development ..........................................           294            346            598            704
   Sales and marketing ...............................................           756            769          1,614          1,554
   General and administrative ........................................           665            489          1,299          1,130
                                                                            ---------      ---------      ---------      ---------
       Total operating expenses ......................................         1,715          1,604          3,511          3,388
                                                                            ---------      ---------      ---------      ---------

 Income (loss) from operations .......................................           536            312          1,087           (146)

   Interest expense ..................................................          (246)          (259)          (497)          (527)
   Amortization of beneficial debt conversion ........................          (151)          (329)          (301)          (492)
                                                                            ---------      ---------      ---------      ---------
       Total interest expense ........................................          (397)          (588)          (798)        (1,019)
   Net (loss) gain on settlement of debt and other obligations .......             8           (279)             8           (287)
   Interest income (charges) and other ...............................             7            (11)           (20)            (6)
   Gain on sale of assets ............................................             3             40              3             40
                                                                            ---------      ---------      ---------      ---------
       Income (loss) from continuing operations before income
       taxes .........................................................           157           (526)           280         (1,418)
   Income taxes ......................................................            --             --             --             --
                                                                            ---------      ---------      ---------      ---------

Income (loss) from continuing operations .............................           157           (526)           280         (1,418)
Income (loss) from discontinued operations ...........................            (1)             5             10             12
                                                                            ---------      ---------      ---------      ---------
 Net income (loss) ...................................................      $    156       $   (521)      $    290       $ (1,406)
   Series A and B preferred stock dividends ..........................           (40)           (26)           (79)           (51)
   Imputed preferred stock dividends .................................            --            (55)            --            (55)
                                                                            ---------      ---------      ---------      ---------
 Income (loss) available to common shareholders ......................      $    116       $   (602)      $    211       $ (1,512)
                                                                            =========      =========      =========      =========
 Income (loss) per common share, basic and diluted
   From continuing operations ........................................      $     --       $  (0.02)      $   0.01       $  (0.06)
   From discontinued operations ......................................            --             --             --             --
                                                                            ---------      ---------      ---------      ---------
       Income (loss) per common share ................................      $     --       $  (0.02)      $   0.01       $  (0.06)
                                                                            =========      =========      =========      =========

Number of shares used in calculation of income (loss) per share,
    Basic ............................................................        33,020         25,855         30,919         25,000
                                                                            =========      =========      =========      =========
    Diluted ..........................................................        33,227         25,855         31,104         25,000
                                                                            =========      =========      =========      =========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                                            ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)


                                       CONVERTIBLE
                                     PREFERRED STOCK        COMMON STOCK          ADDITIONAL                               TOTAL
                                 ---------------------- ---------------------     PAID - IN   ACCUMULATED    TREASURY  SHAREHOLDERS'
                                  SHARES        AMOUNT      SHARES      AMOUNT     CAPITAL      DEFICIT       STOCK        EQUITY
                                 --------     ---------    --------    --------    --------     --------     --------     --------
Balances, April 1, 2006 ........      197     $      --      28,923    $     29    $ 44,228     $(38,479)    $ (1,408)    $  4,370

Warrant grant ................         --            --          --          --          15           --           --           15
Fair value of unvested warrant
  issued in agent agreement ....       --            --          --          --         390           --           --          390
Vesting of restricted
  stock grant ..................       --                        --          --          20           --           --           20
Series A and  B preferred
  stock dividends ..............       --            --          --          --          --          (79)          --          (79)
Conversion of Series A
  preferred stock ..............       (7)           --         150          --          --           --           --           --
Exercise of stock options ......       --            --          16          --           3           --           --            3
Issuance of common stock in
  private placement ............       --            --       5,405           5       1,995           --           --        2,000
Costs incurred in connection
  with issuance of common
  stock in private placement ...       --            --          --          --        (287)          --           --         (287)
Stock option compensation
  expense ......................       --            --          --          --          53           --           --           53
Net income .....................       --            --          --          --          --          290           --          290
                                 --------     ---------    --------    --------    --------     --------     --------     --------
Balances, September 30, 2006 ...      190     $      --      34,494    $     34    $ 46,417     $(38,268)    $ (1,408)    $  6,775
                                 ========     =========    ========    ========    ========     ========     ========     ========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                        ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (IN THOUSANDS)
                                                                    SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ----------------------
                                                                   2006          2005
                                                                 --------      --------
Net cash used in operating activities .....................      $   (16)      $   (72)
                                                                 --------      --------

Cash flows from investing activities:

   Investment in certificate of deposit ...................       (1,012)           --
   Capital expenditures ...................................         (359)          (31)
   Capitalization of software development costs ...........         (194)           --
   Acquisitions, net of cash acquired .....................           --            (9)
   Proceeds from sale of fixed assets .....................            3            --
   Repayment of note receivable ...........................            2            --
                                                                 --------      --------
        Net cash used in investing activities                     (1,560)          (40)
                                                                 --------      --------

Cash flows from financing activities:
   Proceeds from issuance of common stock .................        2,000            --
   Proceeds from issuance of Series B preferred stock .....           --           150
   Series A and B preferred stock dividends ...............          (78)          (51)
   Stock issuance expense .................................         (190)           --
   Proceeds from exercise of stock options ................            3            --
   Repayment of long-term debt ............................         (118)         (155)
   Repayment of capital lease liabilities .................          (65)          (64)
   Financing costs incurred ...............................           --           (31)
                                                                 --------      --------
        Net cash provided by (used in) financing activities         1,552         (151)
                                                                 --------      --------

Cash flows from continuing operations .....................          (24)         (263)
Cash flows from discontinued operations ...................          (41)          116
                                                                 --------      --------

        Net change in cash and cash equivalents ...........          (65)         (147)
Cash and cash equivalents, beginning of period ............          466           532
                                                                 --------      --------

Cash and cash equivalents, end of period ..................      $   401       $   385
                                                                 ========      ========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED
                            CONSOLIDATED FINANCIAL STATEMENTS.

                                            7

                           ILINC COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND NATURE OF OPERATIONS

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company develops and sells software that provides real-time collaboration and training using Web-based tools. The Company's four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With its Web collaboration, conferencing and virtual classroom products, the Company provides what it believes to be simple, reliable and cost-effective tools for remote presentations, meetings and online events. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what it believes to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in Version
8.01. The Company's customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for the four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company sells its software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. The Company markets its products using a direct sales force and an indirect distribution channel consisting of agents, distributors, value added resellers and OEM partners. The Company allows its customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in pricing and payment methods. The Company's revenues are a mixture of high margin perpetual licenses of software and monthly recurring revenues from annual maintenance, hosting and support agreements and other products and services.

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

         The Company also maintains a 2,500 square foot Class B facility in Troy, New York costing $4,600 per month with an emphasis in that location on research, development and technical support. On July 5, 2006, the Company amended the lease on its New York location, which had expired December 31, 2005. The new lease term is effective July 1, 2006 through June 30, 2009. Under the terms of the new lease the monthly rent is approximately $4,000 per month.

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

         The Company began operations in March of 1998. Its formation included the simultaneous rollup of 50 private businesses and an initial public offering. The Company's initial goals included providing training enhancement services over the Internet using a browser based system. In 2002, the Company began shifting its focus away from its legacy business, settling on its current focus on Web conferencing and audio conferencing and in doing so ultimately changed its name to iLinc Communications, Inc. in February 2004.

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but does not purport them to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended September 30, 2006 and 2005.

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

BARTER TRANSACTIONS

         In accordance with APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and SFAS No. 153, EXCHANGES ON NONMONETARY ASSETS, for the three and six months ended September 30, 2006, the Company recorded a license sale as a result of a reciprocal OEM agreement. On September 28, 2006, the Company entered into a reciprocal OEM agreement with ThinkEngine Networks, Inc., a provider of TDM and IP capable conferencing bridges and media servers. ThinkEngine purchased a private label OEM license that includes the ability to offer ASP services on an unlimited basis to ThinkEngine's conferencing service provider customers. In return, ThinkEngine provided the Company with hardware bridges for use in the Company's telecommunications infrastructure for its audio conferencing platform and not as inventory. Both the private label OEM license and the hardware bridges were exchanged at fair value using their respective retail price list for the products. As the exchange related to dissimilar assets, and thus considered the culmination of the earnings process, the Company therefore recorded the sale as software license revenue and the purchase of hardware bridges was recorded as property and equipment on the Company's balance sheet. The Company recognized $225,000 of license revenue related to this barter transaction during the three months and six months ended September 30, 2006. The Company recorded an asset with a value of $255,000 during the quarter ending September 30, 2006, without any associated depreciation during the period, as a result of the barter transaction with ThinkEngine.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R is effective for periods beginning after March 31, 2006 and allows for several alternative transition methods. The Company adopted SFAS 123R, effective April 1, 2006, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the option's effective date. The Company elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the Condensed Consolidated Statement of Operations and total compensation cost related to nonvested awards not yet recognized, as determined under the original provisions of SFAS 123, must also be recognized in the Condensed Consolidated Statement of Operations as vesting occurs.

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

         Under SFAS 123R, the Company recognized $46,000 and $73,000, net of taxes, of compensation expense related to stock options and vesting of stock grants in the three months and six months ended September 30, 2006, respectively. The following table summarizes stock-based compensation expense related to employee stock options and vesting of employee stock grants under SFAS 123R for the three months and six months ended September 30, 2006, which was allocated by employee among various expense categories as follows (in thousands except per share amounts):

                                                                                     --------------    -------------
                                                                                     THREE MONTHS       SIX MONTHS
                                                                                         ENDED            ENDED
                                                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                                                          2006            2006
                                                                                     --------------    -------------
Stock-based compensation expense included:
  Cost of sales.................................................................     $         3       $         5
  Research and development......................................................               2                 4
  Sales and marketing...........................................................               7                17
  General and administrative....................................................              34                47
                                                                                     --------------    -------------

Stock-based compensation expense related to employee stock options and
  employee stock grants included in income from operations......................              46                73
Tax benefit.....................................................................              --                --
                                                                                     --------------    -------------

Stock-based compensation expense related to employee stock options and
  employee stock grants, net of tax.............................................     $        46       $        73

Decrease in basic earnings per share............................................     $        --       $        --
Decrease in diluted earnings per share..........................................     $        --       $        --

         As stock-based compensation expense recognized in the Condensed
Consolidated Statement of Operations for the second quarter of fiscal 2007 is based on options ultimately expected to vest, it has been reduced for expected forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

         The following table reflects net income and diluted net income per share pro forma information assuming application of SFAS 123 for the three and six months ended September 30, 2005 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):





                                                                    THREE MONTHS      SIX MONTHS
                                                                        ENDED            ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                  ----------------    --------------
                                                                        2005              2005
                                                                  ----------------    --------------
Net loss available to common shareholders, as reported
   for the prior period (1)..............................         $         (602)     $      (1,512)
 Stock-based employee compensation expense included in
   reported net loss for the prior period................                     10                 20
 Total stock-based employee compensation expense related
   to employee stock options and vesting of employee
   stock grants, net of tax..............................                    (46)              (107)
                                                                  ----------------    --------------
Net income (loss) available to common shareholders,
   including the effect of stock-based compensation
   expense...............................................         $         (638)     $      (1,599)
                                                                  ================    ==============

Basic income (loss) per common share:
   As reported for the prior period (1)..................         $       (0.02)      $       (0.06)
   Including the effect of stock-based compensation               ================    ==============
      expense............................................         $       (0.02)      $       (0.06)
                                                                  ================    ==============

Diluted income (loss) per common share:
   As reported for the prior period (1)..................         $       (0.02)      $       (0.06)
                                                                  ================    ==============
   Including the effect of stock-based compensation
      expense............................................         $       (0.02)      $       (0.06)
                                                                  ================    ==============

(1) Net loss and net loss per share prior to fiscal 2007 did not include stock-based compensation expense for employee stock options under SFAS
         123 because the Company did not adopt the recognition provisions of SFAS 123.

         Upon adoption of SFAS 123R, the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted average fair value of employee stock options granted during the six months ended September
30, 2006 and September 30, 2005 was $0.37 per share and $0.22 per share, respectively, using the following weighted-average assumptions:

                                             SIX MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------------
                                                2006                2005
                                          ------------------ -------------------
Risk free interest rate                      4.73% - 5.11%      4.18% - 4.30%
Dividend yield                                    0%                 0%
Volatility factors of the expected
   market price of the Company's
   common stock                              101% - 109%        111% - 121%
Weighted-average expected life of
   Options                                    10 years           10 years





         Stock options activity for the six months ended September 30, 2006 was as follows:

                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                                         WEIGHTED       CONTRACTUAL       AGGREGATE
                                                 SHARES SUBJECT TO        AVERAGE           LIFE       INTRINSIC VALUE
                                                      OPTIONS         EXERCISE PRICE     (IN YEARS)     (IN THOUSANDS)
                                                      -------         --------------     ----------     --------------
Options outstanding at April 1, 2006..........          2,637,864          $1.07
   Options granted............................            555,000          $0.40
   Options exercised..........................            (15,104)         $0.25
   Options forfeited and expired..............           (162,856)         $0.40
                                                ---------------------
Options outstanding at September 30, 2006.....          3,014,904          $0.99            6.47              $ 178
                                                ---------------------
Options exercisable at September 30, 2006.....          2,180,611          $1.22            5.40              $  68
                                                ---------------------

         The aggregate intrinsic value in the table above represents total pretax intrinsic value (the difference between iLinc's closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of iLinc's stock. Total intrinsic value of options exercised for the first six months of fiscal 2007 was $2,822. The
Company issues new shares of common stock upon the exercise of stock options.

         At September 30, 2006, 1,838,624 shares were available for future grants under the Company's amended and restated Stock Compensation Plan (the
"Plan").

         At September 30, 2006, the Company had approximately $176,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of
2.52 years.

3.       EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the six months ended September 30, 2006 and 2005, options and warrants to purchase 3,626,101, and 5,536,893 shares of common stock respectively were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. Additionally, for the six months ended
September 30, 2006 and 2005, preferred stock and debt convertible into 10,300,000 and 10,450,000 shares of common stock, respectively, were excluded from the computation of diluted earnings/loss per share because inclusion of such would be antidilutive. Furthermore, a restricted stock grant to James
Powers, the Company's CEO, of 450,000 shares has been excluded from the earnings per share calculations.

4.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:

                                                                              SEPTEMBER 30,  MARCH 31,
                                                                                  2006        2006
                                                                               ----------- ----------
                                                                                   (IN THOUSANDS)
Goodwill...................................................................    $    11,206 $   11,206
                                                                               =========== ==========






         Intangible assets consisted of the following:

                                                                SEPTEMBER 30, 2006
                                        -----------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING   GROSS CARRYING      ACCUMULATED
                                            LIVES         AMOUNT         AMORTIZATION          NET
                                        -----------------------------------------------------------------
                                           (YEARS)                      (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 4.87       $      1,055      $      (575)     $        480
   Purchased software                       0.67              1,481           (1,302)              179
   Customer relationships                   3.67              1,230             (498)              732
   Capitalized software development costs     --                194               --               194
                                                     ----------------------------------------------------
                                                       $      3,960      $    (2,375)     $      1,585
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
                                                     ====================================================

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         In May of 2006, the Company began production of version 9.0 of its Web collaboration software. In accordance with SFAS No. 86 ACCOUNTING FOR THE COSTS
OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project. As of September 30, 2006, the Company capitalized expenses totaling $194,000. When version 9.0 is complete and released to customers then the Company will begin amortization of these capitalized costs, using straight line amortization over a three year period.

5.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                                            SEPTEMBER 30,  MARCH 31,
                                                                            ------------------------
                                                                                 2006        2006
                                                                            ------------ -----------
                                                                                 (IN THOUSANDS)
Accrued state sales tax.....................................................$      85    $     233
Accrued interest............................................................      281          343
Amounts related to acquisitions.............................................       --            8
Accrued salaries and related benefits.......................................      325          453
Amount payable to third party providers.....................................      619        1,006
Amount payable to Interactive Alchemy.......................................      144           36
Deferred rent liability.....................................................       14           27
Liabilities from discontinued operations....................................       --           53
Other.......................................................................       43           54
                                                                            ------------ -----------
   Total accounts payable and accrued liabilities...........................$   1,511    $   2,213
                                                                            ============ ===========





6.     LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                             SEPTEMBER 30,  MARCH 31,
                                                                                 2006         2006
                                                                              ------------  ---------
                                                                                   (IN THOUSANDS)
2002 Convertible redeemable unsecured subordinated notes..................... $  5,100      $  5,100
2004 Senior unsecured notes..................................................    2,962         2,962
IPO shareholders' notes payable..............................................       52           157
Other notes payable..........................................................      434           447
                                                                              -----------   ---------
                                                                                 8,548         8,666

Less: Current portion of long-term debt......................................   (3,269)         (199)
         Discount............................................................     (726)         (896)
         Beneficial conversion feature.......................................     (547)         (597)
                                                                              -----------   ---------
Long-term debt, net of current portion....................................... $  4,006      $  6,974
                                                                              ===========   =========

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0% and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the 10 year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company. During fiscal 2006, holders with a principal balance of $525,000 converted their notes and $8,000 of accrued interest into 1,971,088 shares of the Company's common stock that had been registered with the SEC at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the year ended March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively at the time of conversion. No conversion of debt or acceleration of amortization of costs occurred during the three and six months ended September 30, 2006.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended December 31, 2005. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount associated with the debt by expensing $10,000 and $35,000, respectively at the time of conversion. On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000. No conversion of debt or acceleration of amortization of costs occurred during the three and six months ended September 30, 2006.

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes were originally due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the note holders agreed to extend the maturity date and accept installment payments that were due during the year ended March 31, 2006. On July 20, 2006, the Company paid $97,000 in principal to certain note holders, with no claims of default by the remaining holders of the outstanding IPO notes. The outstanding principal balance on these notes is $52,000 as of September 30, 2006.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to September 30, 2006 were as follows (IN THOUSANDS):


2007..........................................................  $   3,448
2008..........................................................         --
2009..........................................................         --
2010..........................................................         --
2011..........................................................         --
Thereafter....................................................      5,100
                                                                -----------
                                                                $   8,548
                                                                ===========

7.       CAPITALIZATION

         On June 9, 2006, the Company completed a private placement of 5,405,405 unregistered, restricted shares of common stock providing $2.0 million in gross cash proceeds. The Company intends to use the proceeds for working capital and general corporate purposes. The Company paid its placement agent an underwriting commission of $185,000 of which $25,000 was recorded as deferred offering costs and incurred additional offering expenses of approximately $102,000. Pursuant to the registration rights agreement between the parties, the Company filed a Registration Statement on Form S-3 to enable the resale of the shares by the investors which was declared effective on September 29, 2006.

         On September 16, 2003, the Company completed its private placement of series A convertible preferred stock (the "Series A Preferred Stock") with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of Series A Preferred Stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The Series A Preferred Stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the 2005 fiscal year, holders of 22,500 shares of Series A Preferred Stock converted those shares into 450,000 shares of the Company's common stock. During fiscal 2007, holders of 7,500 shares of series A Preferred Stock converted those shares into 150,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the Series A Preferred Stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

8.       INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         There is no tax benefit or provision in the accompanying Condensed Consolidated Statements of Operations during the three and six months ended September 30, 2006 or 2005 because the Company concluded it is not likely it would be able to recognize the tax asset created due to historical losses. The Company will continue to evaluate the likelihood of the realization of that tax asset as operations continue to improve and profitability rises. At September 30, 2006 and March 31, 2006, the Company has net deferred tax assets of $15.8 million and $15.9 million, respectively, with corresponding valuation allowances. The Company's tax assets are scheduled to expire over a period of five to twenty years.

9.       STOCK OPTION PLANS AND WARRANTS

         The Company grants stock options under its amended and restated Stock Compensation Plan. The Company recognizes stock-based compensation issued to employees at the intrinsic value between the exercise price of options granted and the fair value of stock for which the options may be exercised. However, pro forma disclosures as if the Company recognized stock-based compensation at the fair value of the options themselves are presented below.

         Under the Plan, as amended, the Company is authorized to issue 5,500,000 shares of common stock pursuant to "Awards" granted to officers and key employees in the form of stock options.

         There were 3,014,904 options outstanding under the Plan at September 30, 2006. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

            Following is a summary of the status of the Company's stock options as of September 30, 2006:

                                                                                  WEIGHTED
                                                                NUMBER OF         AVERAGE       WEIGHTED AVERAGE
                                                            SHARES UNDERLYING     EXERCISE       FAIR-VALUE OF
                                                                 OPTIONS           PRICES       OPTIONS GRANTED
                                                            ------------------- ------------- ---------------------
          Outstanding at March 31, 2006...................        2,637,864           $1.07
          Granted.........................................          555,000           $0.40          $0.37
                                                                                              =====================
          Exercised.......................................          (15,104)          $0.25
          Forfeited and expired...........................         (162,856)          $0.40
                                                            ------------------- -------------
          Outstanding at September 30, 2006...............        3,014,904           $0.99
                                                            =================== =============

         The following table summarizes information about stock options outstanding at September 30, 2006:

                                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          ------------------------------------------------------ ----------------------------
                                           WEIGHTED                                                WEIGHTED
                                           AVERAGE          WEIGHTED AVERAGE                       EXERCISE
                            NUMBER OF      EXERCISE      REMAINING CONTRACTUAL     NUMBER OF        AVERAGE
                             SHARES         PRICE             LIFE (YEARS)           SHARES         PRICE
                          -------------- ------------- ------------------------- -------------  -------------

$   0.24   -   $   0.36          406,914  $   0.25                  9.00              183,285        $   0.25
$   0.39   -   $   0.59        1,448,892  $   0.46                  7.16              894,375        $   0.49
$   0.64   -   $   0.96          535,000  $   0.75                  6.86              484,166        $   0.74
$   1.00   -   $   1.50           44,125  $   1.15                  6.24               38,812        $   1.17
$   1.94   -   $   2.91          490,000  $   2.18                  2.78              490,000        $   2.18
$   6.13   -   $   9.19           89,973  $   7.71                  1.92               89,973        $   7.71
                           --------------                                        -------------
                               3,014,904                                            2,180,611
                           ==============                                        =============





         The following table summarizes information about stock purchase warrants outstanding at September 30, 2006:

                                         WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
                          --------------------------------------------------  ------------------------------
                                          WEIGHTED                                             WEIGHTED
                                          AVERAGE       WEIGHTED AVERAGE                        AVERAGE
                            NUMBER OF     EXERCISE    REMAINING CONTRACTUAL   NUMBER OF         EXERCISE
                             SHARES        PRICE          LIFE (YEARS)          SHARES           PRICE
                          --------------  ----------- ----------------------  --------------  --------------

$   0.32  -   $   0.32           50,000    $  0.32            2.50              50,000         $   0.32
$   0.40  -   $   0.40          300,000    $  0.40            0.53             300,000         $   0.40
$   0.42  -   $   0.42          543,182    $  0.42            4.89             543,182         $   0.42
$   0.44  -   $   0.44          132,972    $  0.44            4.95             132,972         $   0.44
$   0.50  -   $   0.50          700,000    $  0.50            2.00             700,000         $   0.50
$   0.55  -   $   0.55           50,000    $  0.55            2.50              50,000         $   0.55
$   1.50  -   $   1.50          171,510    $  1.50            5.31             171,510         $   1.50
                          --------------                                 --------------
                              1,947,664                                      1,947,664
                          ==============                                 ==============

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued to James M. Powers, its Chief Executive Officer, an incentive stock grant under the Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the ten-year vesting period. The shares 100% vest after 10 years from the date of grant or upon attaining the following share price performance criteria: 150,000 shares vest if the share price trades for $4.50 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $8.50 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $12.50 per share for 20 consecutive days. In December 2001, in connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. The Company recognized a $179,000 charge to income at the date of grant. On June 23, 2006, the Board of Directors, at the recommendation of the Compensation Committee of the Board, amended the vesting performance criteria hurdles as follows: 150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days. All other aspects of the grant remained the same.

WARRANTS

          In January 2005, in connection with the restructuring of the payments on loan obligations due in connection with the acquisition of Glyphics, the Company issued a warrant for 50,000 shares with an exercise price of $0.55. The loan was guaranteed by Gary Moulton, the Company's senior vice president of audio services, as well as a shareholder of the Company, both of whom were formerly owners of Glyphics. The warrant was originally contracted to expire in January 2007. The fair value of the warrant of $8,000 was estimated and expensed in the fourth quarter of fiscal 2005 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 72%, dividend yield of 0% and a risk-free rate of 3.1%. In June 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares to the Glyphics shareholder with an exercise price of $0.32. The warrant was originally to expire in June 2007. The fair value of the warrant of $6,500 was estimated and expensed in the first quarter of fiscal 2006 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 71%, dividend yield of 0% and a risk-free rate of 3.6%. On April 1, 2006, the Company issued an additional warrant for 50,000 shares with an exercise price of $0.40. The warrant expires in April 2009. The fair value of the warrant of $15,000 was estimated and expensed during the first quarter of fiscal 2007 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 125%, dividend yield of 0% and a risk-free rate of 4.83%. On April 1, 2006, the expiration dates of the warrants issued in January 2005 and June 2005 were extended to March 31, 2009. Based on an analysis using the Black-Scholes pricing model, no adjustment was made to the fair value of the two extended warrants.

         On July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to an agent of the Company in connection with an agent agreement effective June 30, 2006. The warrant expires on July 1, 2011. The warrant is subject to vesting provisions based on net collected revenue targets achieved through the agent and certain value added resellers over a five-year period. As of September 30, 2006, none of the revenue targets had been achieved. In accordance with EITF 96-18: ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES, the Company recorded a prepaid asset and corresponding additional paid-in capital of $390,000 as the fair value of the 1,000,000 shares at September 30, 2006 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of 4.75 years, volatility of 103%, dividend yield of 0% and a risk-free rate of 4.59%.


10.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 13 to the condensed consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2006. During the six-month period ended September 30, 2006, the following changes occurred with respect to certain of the Company's commitments and contingencies:

ROYALTY AGREEMENTS

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment that is due upon collection of cash received from the sales of its Web conferencing software. The royalty earn-out was originally equal to 20% for all revenues collected from the sale of that Web conferencing software over a three-year period beginning November 4, 2002, with the first $600,000 of collected revenues not subject to the royalty, and the maximum amount being $5,000,000. After negotiating a settlement with one of the original participants in the Mentergy transaction during fiscal 2005, the royalty was reduced to 18.7%. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF 95-8: ACCOUNTING FOR CONTINGENT CONSIDERATION PAID TO THE SHAREHOLDERS OF AN ACQUIRED ENTERPRISE IN A PURCHASE BUSINESS COMBINATION at the time such amounts are accrued as revenue. The Company had accrued Mentergy royalties totaling $417,000 and $890,000 as of September 30, 2006 and March 31, 2006, respectively (the "Royalty Accrual Amount"). On October 10, 2005, Mentergy and the Company executed a payment agreement that provides, notwithstanding the termination of the royalty accrual, negotiated payment terms that would require an initial payment of $100,000 within 15 days of approval of the agreement followed by 12 level installment payments of $76,212 plus interest per month and a balloon payment for the entire remaining balance due on November 15, 2006, but with the accrual of additional royalties terminating as originally intended on November 4, 2005. As of September 30, 2006, the Company paid $726,000, net of interest, to Mentergy, and others due a portion of this royalty, in accordance with the payment agreement. As of September 30, 2006, the outstanding balance due to Mentergy and others is $417,000 net of interest.


LEASE COMMITMENTS

         On July 5, 2006, the Company amended the lease on its New York location, which had expired December 31, 2005. The new lease term is effective July 1, 2006 through June 30, 2009. Under the terms of the new lease the monthly rent is approximately $4,000 per month.

         On May 5, 2006, the Company amended the lease on its Phoenix location, which was set to expire February 28, 2007. The term was extended to February 28, 2012, the square footage was reduced to 9,100 and the related rent expense was therefore reduced as a result of the amendment. After this amendment, the Phoenix lease requires a monthly rent and operating expenses of approximately $25,000.

LITIGATION

         On June 14, 2002, the Company acquired the assets of Quisic. Subsequently, on November 4, 2002, two former employees of Quisic (Mr. Weathersby, their former CEO, and Mr. Alper, their former CIO), filed a lawsuit in the Superior Court of the State of California styled George B. Weathersby, et al. vs. Quisic, et al. claiming damages against Quisic and the Board of Directors of Quisic arising from their employment termination by the Quisic Board. The Company was also added as a third party defendant with an allegation of successor liability, but only to the extent that Quisic was found liable, and then only to the extent the plaintiffs proved their successor liability claim against the Company. In September 2006, the parties executed a Settlement Agreement and Mutual General Release wherein the Company received a full release from any and all claims concerning this matter without payment of damages to any party but with the Company bearing the cost of its own legal fees.

11.      DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its practice management services segment. In accordance with SFAS 144 ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS, the Company has restated its historical results to reflect its practice management service business segment as a discontinued operation. For the three months ended September 30, 2006 and September 30, 2005, the Company had net loss and net income of $(1,000) and $5,000, respectively. For the six months ended September 30, 2006 and September 30, 2005, the Company had net income from discontinued operations of $10,000 and $12,000, respectively.

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

OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. We develop and sell software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With our Web collaboration, conferencing and virtual classroom products, we provide what we believe to be simple, reliable and cost-effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in Version 8.01. Our customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000.

We market our products using a direct sales force and an indirect distribution channel consisting of agents, distributors, value added resellers and OEM partners. We allow customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in pricing and payment methods. Our revenues are a mixture of high margin perpetual licenses of software and monthly recurring revenues from annual maintenance, hosting and support agreements and other products and services.

PRODUCTS AND SERVICES

WEB CONFERENCING AND WEB COLLABORATION

         The iLinc Suite is a four-product suite of software that addresses the most common business collaboration needs.

         LearnLinc is an Internet-based software that is designed for training and education of remote students. With LearnLinc, instructors and students can collaborate and learn remotely providing an enhanced learning environment that replicates and surpasses traditional instructor-led classes. Instructors can create courses and classes, add varied agenda items, enroll students, deliver live instruction and deliver content that includes audio, video, and interactive multimedia. In combination with TestLinc, LearnLinc permits users to administer comprehensive tests, organize multiple simultaneous breakout sessions and record, edit, play back and archive entire sessions for future use.

         MeetingLinc is an online collaboration software designed to facilitate the sharing of documents, PowerPoint(TM) presentations, graphics and applications between meeting participants without leaving their desks. MeetingLinc allows business professionals, government employees and educators to communicate more effectively and economically through interactive online meetings using Voice-over IP technology to avoid the expense of travel and long distance charges. MeetingLinc allows remote participants to give presentations, demonstrate their products and services, annotate on virtual whiteboards, edit documents simultaneously and take meeting participants on a Web tour. Like all of the Web collaboration products in the Suite, MeetingLinc includes integrated voice and video conferencing services.

         ConferenceLinc is a presentation software designed to deliver the message in a one-to-many format providing professional management of Web conferencing events. ConferenceLinc manages events such as earnings announcements, press briefings, new product announcements, corporate internal mass communications and external marketing events. ConferenceLinc is built on the MeetingLinc software platform and code to combine the best interactive features with an easy-to-use interface providing meaningful and measurable results to presenters and participants alike. Its design includes features that take the hassle out of planning and supporting a hosted Web seminar. ConferenceLinc includes automatic email invitations, "one-click join" capabilities, online confirmations, update notifications and customized attendee registration. With ConferenceLinc, presenters may not only present content, but may also gain audience feedback using real-time polling, live chat, question and answer sessions and post-event assessments. The entire presentation is easily recordable for viewing offline and review after the show with the recorder capturing the content and the audio, video and participant feedback.

         SupportLinc is an online technical support and customer sales support software designed to give customer service organizations the ability to provide remote hands-on support for products, systems or software applications. SupportLinc manages the support call volume and enhances the effectiveness of traditional telephone-based customer support systems. SupportLinc's custom interface is designed to be simple to use so as to improve the interaction and level of support for both customers and their technical support agents.

         Our Web collaboration software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on an annual basis on either a per-seat or per-minute basis (the "ASP Model"). Should they choose to acquire the software using the Purchase Model, then they may either elect to host our software behind their own firewall or they may choose to have iLinc host it for them, depending upon their preferences, budget and IT capabilities. Customers who select the Purchase Model, whether hosted by iLinc or the customer, may also subscribe for ongoing customer support and maintenance services, using a support and maintenance contract with terms from one to five years. The maintenance and support fee charged is between 15% and 18% of the purchase license fee that is paid for the perpetual licenses and varies depending upon the length of the support agreement. If a customer chooses to have iLinc host their Purchase Model licenses, then the customer is charged a hosting fee equal to 10% of the purchase license fee that was paid for the perpetual license.

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

         Customers choosing the ASP Model pay per seat (concurrent connection) on either a per month or per year basis depending upon the length and term of the subscription agreement. Hosting and maintenance are included as a part of the monthly or annual rental fees. Customers may also obtain Web conferencing and audio conferencing on a per-minute basis using the iLinc On-Demand product. Those choosing the iLinc On-Demand product pay on a monthly basis typically without contractual commitment.

AUDIO CONFERENCING

         The Company also delivers comprehensive audio conferencing solutions that help businesses provide virtual meetings, corporate events, distance learning programs and daily conference calls. Our audio conferencing offering includes a wide array of services and products that include the following:

         o AUDIO ON-DEMAND (NO RESERVATIONS NEEDED): With pre-established calling accounts for each user, you can create or participate in conference calls with no advance notice, 24/7;

         o RESERVED AUTOMATED: The solution for recurring calls, each participant has a permanent number and passcode;

         o OPERATOR ASSISTED: For important calls, this service includes an iLinc conference operator to host, monitor and coordinate the call; and,

         o ONLINE SEMINARS: High-quality event services that include invitation and user management, scripting, presentation preparation, post show distribution and dedicated operator assistance from iLinc.

         Customers may purchase our audio conferencing products and services without an annual contract commitment on a monthly recurring usage basis, and often subscribe for a fixed per-minute rate.

         iLinc expects to launch version 8.5 of the iLinc Suite(TM) in mid December as a fully integrated voice and Web conferencing system allowing customers to manage all aspects of the audio and Web session, including the audio conferencing aspect of the conference as a result of a deeper integration with an audio conferencing bridge using its API. With this integration, iLinc customers will be able to choose between use of traditional telephone conferencing or voice-over-IP (VOIP) conferencing.

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

         Second, we believe we offer the HIGHEST LEVEL OF DATA SECURITY commercially available. We believe that we are the only Web conferencing provider that offers a customer-hosted solution with a purchase license option and true point-to-point security with our unique combination of Advanced Encryption Standard and secure socket layer (SSL). All information within a session can be transmitted between meeting attendees securely without any reduction in performance. We believe this aspect of our software has been extremely attractive to government, military and financial organizations, as well as to the companies that supply to these entities. We also believe that this solution, combined with other aspects of our software, enables us to be a more reliable solution than our Web conferencing software competitors.

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

         o We sell to prospects that are using other Web conferencing service providers that are ready to migrate to Web conferencing software. We find that these organizations appreciate the cost and feature advantages that our technology offers.
         o We target organizations that have a natural fit for highly secure Web conferencing software such as government, military and financial organizations, as well as the companies that supply to these entities.
         o We target organizations looking to deploy live, Web-based training. Our software was originally built for training and we have maintained a competitive technology advantage in this area.
         o We continue to cross sell all of our products and services to our large database of existing customers.
         o We look to expand distribution and gain market share by leveraging the sales and distribution capabilities of our partners, distributors and value added resellers.

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

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended September 30, 2006 and September 30, 2005 were $3.5 million and $3.0 million, respectively, an overall increase of approximately $446,000. Of this amount, software license revenues increased $165,000, software and audio services revenues increased $130,000 and maintenance and professional services revenues increased $151,000. The overall increase was primarily the result of planned growth in software license revenues, as well as maintenance revenues from renewals as our customer base continues to grow. Also contributing to the growth in the quarter were software license fees from certain off-the-shelf content and OEM licensing fees from new distribution partners. Specifically, on September 28, 2006, the Company entered into an OEM agreement with ThinkEngine Networks, Inc., a provider of TDM and IP capable conferencing bridges and media servers. ThinkEngine purchased a private label OEM license for $225,000 that includes the ability to offer ASP services on an unlimited basis to ThinkEngine's conferencing service provider customers. In a simultaneous barter transaction, ThinkEngine provided the Company with hardware bridges for use in the Company's telecommunications infrastructure for its audio conferencing platform. Both the private label OEM license and the hardware bridges were exchanged at fair value. As the exchange related to dissimilar assets, and thus considered the culmination of the earnings process, we recorded the sale as software license revenue, with no corresponding entry to cost of sales, but with the cost of the hardware conferencing bridge recorded as property and equipment. For the three months ended September 30, 2006, software license revenues were 27% of total revenue, software and audio services revenues were 53% of total revenue and maintenance and professional services revenues were 20% of the total revenue, as compared to 25%, 57% and 18%, respectively, for the same three month period last year. We expect software license revenues to continue to become a larger percentage of total revenues as total revenues increase given our focus on the software purchase model, with a proportionate increase in hosting, maintenance and professional service revenues.

         Total revenues generated from continuing operations for the six months ended September 30, 2006 and September 30, 2005 were $7.1 million and $5.7 million, respectively, an overall increase of $1.4 million. This increase was the result of an increase of $877,000 in license revenues, an increase of $198,000 in software and audio services in combination with an increase of $303,000 in service and maintenance revenues. The overall increase was primarily the result of planned growth in software license revenues. Also contributing to the growth in the quarter were software license fees from certain off-the-shelf content and OEM licensing fees from new distribution partners. For the six months ended September 30, 2006 license revenues were 30%, software and audio service revenues were 51% and service and maintenance revenues were 19% of total revenues, as compared to 22% for license revenues, 60% for software and audio services revenues and 18% for service and maintenance revenues for the same six months ended September 30, 2005.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of software license revenue is driven by the number of software licenses sold. It consists of royalty fees paid on certain off-the-shelf products, if any sold, and rebates to third-parties on the sale of certain product software licenses as well as a small amount for the cost of fulfillment and materials. Cost of software license revenues for the three months ended September 30, 2006 and September 30, 2005 were $36,000 and $0, respectively. Cost of license revenues for the six months ended September 30, 2006 and September 30, 2005 was $81,000 and $32,000, respectively, an increase of $49,000 that was primarily the result of an increase in royalty fees arising from the sale of certain off-the-shelf courseware. Cost of license revenue will remain a small fraction of license revenue because the remaining royalty due is associated only with our off-the-shelf courses. We expect the cost of software license revenue to remain a very small fraction of total software license revenue, which will arise only from royalties which may be due from the sale of off-the-shelf courses. There was no impact on cost of sales as a result of the OEM transaction with ThinkEngine as the bridges were record as an assets that will be depreciated over their three year useful life.

         Cost of software and audio services revenue uses a fully allocated overhead method that includes an allocation of salaries and allocable expenses resulting from the delivery of our hosted Web conferencing services, together with all expenses associated with the delivery of our audio conferencing services. Expenses related to our audio conferencing services that are accrued as cost of revenues include salaries and allocable expenses of our telephone operators, allocated facilities costs, allocated technical support costs for support services, together with all direct telecommunication expenses for long distance and local dial tone connectivity, and finally, allocable depreciation and amortization expense related to our audio conferencing assets. Cost of software and audio services for the three months ended September 30, 2006 and September 30, 2005 were $867,000 and $796,000, respectively, an increase of $71,000. This increase is primarily a result of an increase in telecommunications costs (mostly long distance associated with toll free audio conferencing) of $281,000 and salaries and wages expenses of $22,000. This increase was partially offset as a result of the full depreciation of our audio conferencing computer in May 2006, providing a decrease in depreciation expense of $64,000 per month. Cost of software and audio services for the six months ended September 30, 2006 and September 30, 2005 was $1.8 million and $1.9 million, respectively, a decrease of $36,000. The decrease was primarily attributable to the elimination of depreciation of audio conferencing equipment in May, 2006, providing a decrease in depreciation expense of $64,000 per month. The decrease in costs were partially offset by increases in salaries expenses of $18,000, telecommunications costs of $297,000, professional services of $10,000, advertising and marketing of $14,000 and travel and entertainment expenses of $10,000. Overall we expect the cost of audio conferencing services to rise with increases in audio conferencing revenue, but decline as a percentage of audio conferencing revenue as we are successful in driving down telecommunications costs.

         Cost of maintenance and professional services revenue included an allocation of technical support personnel and facilities costs allocable to those service revenues consisting primarily of a portion of our facilities costs, communications and depreciation expenses. However, by far the largest and most variable component of the cost of maintenance and professional services arises from the amount due to our third-party custom content subcontractor that supports our custom content revenue. The amount due to our third-party subcontractor is a fixed proportion of the custom content revenue earned. The cost of maintenance and professional services for the three months ended September 30, 2006 and September 30, 2005 were $230,000 and $185,000, respectively, an increase of $45,000. The increase or decrease will vary proportionately and directly with the amount of revenue earned in a quarter. The cost of maintenance and professional services for the six months ended September 30, 2006 and September 30, 2005 was $400,000 and $298,000, respectively, an increase of $102,000 that was primarily a change in the amount of custom content revenue earned in that period.

         Amortization of acquired developed technology consists of amortization of software and identified intangible technology that was acquired in the Quisic, Mentergy and Glyphics acquisitions. Amortization of acquired technology for the three months ended September 30, 2006 and September 30, 2005 was $67,000 and $108,000, respectively, a decrease of $41,000. The decrease is related to the full amortization of software technology assets that were acquired from Mentergy. Amortization of acquired technology for the six months ended September 30, 2006 and September 30, 2005 was $134,000 and $227,000, respectively, a decrease of $93,000 which was related primarily to the full amortization of the software assets acquired from Mentergy.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Total operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses. We incurred total operating expenses from continuing operations for the three months ended September 30, 2006 and September 30, 2005 of $1.7 million and $1.6 million, respectively, an increase of $111,000. Total operating expenses for the six months ended September 30, 2006 and September 30, 2005 were $3.5 million and $3.4 million, respectively, an increase of $123,000.

         Research and development expenses represent expenses incurred in connection with the continued development and enhancement of our software products and new versions. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocations and allocated depreciation and amortization expense. Research and development expenses from continuing operations for the three months ended September 30, 2006 and September 30, 2005 were $294,000 and $346,000, respectively, a decrease of $52,000. The decrease was primarily a result of salaries and benefits expenses which decreased by $35,000 and professional services expenses which decreased by $24,000. During the three months ended June 30, 2006, we began capitalizing identified direct expenses associated with a specific software development upon achieving technological feasibility for version 9.0 of our Web collaboration software in accordance with SFAS No. 86 ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We will continue to capitalize those direct costs until the new software product is ready for distribution and sale to our customers. Once the product is released, we will amortize these software development costs over a three year period. Most of the decrease in the September quarter in research and development costs was attributable to the capitalization of those software development costs that would otherwise have been expensed. Taking into account the decrease from the capitalization of 9.0 software costs and the increase from amortization of those costs, we expect research and development costs to remain relatively flat in fiscal 2007. Research and development expenses from continuing operations for the six months ended September 30, 2006 and September 30, 2005 were $598,000 and $704,000, respectively, a decrease of $106,000. The decrease was primarily a result of a decrease in salaries and benefits expenses and professional services of $88,000 and $26,000, respectively, a result of the capitalized research and development costs.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising and other marketing expenses. Sales and marketing expenses from continuing operations for the three months ended September 30, 2006 and September 30, 2005 were $756,000 and $769,000, respectively, a decrease $13,000. The decrease was a result of decreases in salaries and benefits of $50,000 and occupancy expenses allocated to sales and marketing of $32,000. The decrease was partially offset by increases in advertising and marketing of $51,000, office expenses of $16,000 and travel and entertainment of $4,000. We expect sales and marketing expenses to increase in amount as revenues increase, but that the percentage of sales and marketing expenses incurred in relation to total revenue to remain consistent through fiscal 2007. Sales and marketing expense from continuing operations for the six months ended September 30, 2006 and September 30, 2005 was $1.6 million and $1.6 million, respectively, an increase of $60,000. The increase was partially the result of an accrued rebate and sales incentives expense due to a new distributor of our products in accordance with the distributor agreement of $29,000 in the three months ended June 30, 2006. In addition, sales and marketing expenses increased by $142,000, professional services increased by $22,000, office expenses by $29,000 and travel and entertainment by $7,000. These increases were partially offset by a decrease in salaries and benefits of $64,000 and in the occupancy expenses allocated to sales and marketing of $75,000.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing, with the bulk of those general and administrative expenses comprised of salaries, rent and the costs associated with being a public company, including accounting costs, legal costs and fees directly associated with being a public company. General and administrative expenses from continuing operations for the three months ended September 30, 2006 and September 30, 2005 were $665,000 and $489,000, respectively, an increase of $176,000. Salaries and benefits increased $94,000, professional services increased by $7,000, board and investor relations increased by $21,000, telecommunications increased by $19,000, office expenses by $33,000, travel and entertainment by $11,000 and bad debt expense by $4,000 when comparing September 30, 2006 to September 30, 2005. The increases were partially offset by decreases in accounting fees of $6,000, legal fees of $5,000 and occupancy expenses allocated to general and administrative expenses of $5,000. General and administrative expenses from continuing operations for the six months ended September 30, 2006 and September 30, 2005 were $1.3 million and $1.1 million, respectively, an increase of $169,000. This increase included an increase in salaries and benefits to executives and other administrative staff of $131,000, accounting fees of $4,000, board and investor relations of $26,000, telecommunications expenses of $35,000, office expenses of $47,000 and travel and entertainment of $21,000. These increases were partially offset by a decrease of $47,000 in professional services, a decrease of $39,000 in legal fees, a reduction in costs associated with premises of $4,000 and an overall decrease in bad debt expense of $11,000 over the six month period. We expect general and administrative expenses to remain at this level and relatively flat through fiscal 2007. At September 30, 2006, the Company owed to its four outside Directors fees totaling $20,000 for regular participation in committee meetings and regular board meetings held during the second quarter of fiscal 2007.

EARNINGS FROM OPERATIONS

         Throughout fiscal 2006, we implemented a company-wide overhead reduction program. We continue to maintain this reduced level of expense while increasing revenues, in comparison to the overall level of revenue and expense for the quarters ended September 30, 2006 and September 30, 2005. For the three months ended September 30, 2006, we reported earnings from operations of $536,000 as compared to earnings from operations of $312,000 for the three months ended September 30, 3005, an increase in earnings from operations of $224,000. We expect to continue to hold down costs where appropriate while we continue to invest in research and development and likewise sales and marketing in order to increase revenues. We posted income from operations for the six months ended September 30, 2006 of $1.1 million and a loss from operations for the six months ended September 30, 2005 of $146,000, a positive change of $1.2 million.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations paid on outstanding debt instruments for the three months ended September 30, 2006 and September 30, 2005 was $246,000 and $259,000, respectively, a decrease of $13,000. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for the three months ended September 30, 2006 and September 30, 2005 was $151,000 and $329,000, respectively, a decrease of $178,000. Interest expense from continuing operations paid on outstanding debt instruments for the six months ended September 30, 2006 and September 30, 2005 was $497,000 and $527,000, respectively, a decrease of $30,000 as a result of the reduction in overall debt. We incurred non-cash interest expense for the six months ended September 30, 2006 and September 30, 2005 of $301,000 and $492,000,
respectively, a decrease of $191,000 due to the conversion of certain notes in September 2005 as explained below.

         We issued convertible notes together with warrants in 2002 that were convertible at the fixed price of $1.00 per share into our common stock. As a part of the recording of that debt we capitalized the beneficial conversion feature associated with those convertible notes and then amortized that feature as a component of interest expense over the ten-year term of the note. In order to reduce our overall debt burden and correspondingly reduce overhead in the form of interest expense in September, 2005, we offered to certain noteholders the option of converting their notes into equity. Accordingly, as we exchanged those notes for our common stock, the capitalized beneficial conversion feature is charged off as a component of interest expense together with the reduction in conversion price from the original conversion price to the current conversion price resulting in additional conversion expense.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         There is no tax benefit or provision on our Condensed Consolidated Statements of Operations during the three and six months ended September 30, 2006 or 2005 because we concluded it is not likely we would be able to recognize the tax asset created due to historical losses. We will continue to evaluate the likelihood of realization of that tax asset as operations continue to improve and profitability rises. At September 30, 2006 and March 31, 2006, we had net deferred tax assets of $15.8 million and $15.9 million, respectively, with corresponding valuation allowances. Our tax assets are scheduled to expire over a period of five to twenty YEARS.

GAIN ON THE SALE OF ASSETS

         We recorded gains on the sale of assets for the three and six months ended September 30, 2006 and 2005, in the amount of $3,000 and $40,000, respectively. In September 2006, we sold some fully depreciated office furniture that our subcontractor, Interactive Alchemy had used prior to vacating the space that we sublet to them. In the three months ended September 30, 2005, the $40,000 gain resulted from the sale to an existing partner of a portion of our off-the-shelf course library that we had acquired in the Quisic acquisition, for $20,000 cash and a $20,000 note receivable.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, we discontinued our legacy practice management business. Results of operations from this segment are presented as discontinued operations for the three and six months ended September 30, 2006 and 2005 in accordance with SFAS 146. We do not expect to recognize further income or incur further expenses related to our discontinued legacy practice management business.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.

         Net loss from discontinued operations for the three months ended September 30, 2006 was $1,000 and net income from discontinued operations was $5,000 for the three months ended September 30, 2005. Net income from discontinued operations for the six months ending September 30, 2006 and 2005 was $10,000 and $12,000, respectively. Cash flows used in discontinued operations were $41,000 for the six months ended September 30, 2006. Cash flows provided by discontinued operations were $116,000 for the six months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006, we had a working capital deficit of $2.5 million. Most of this deficit was the recent shift from long term to short term debt of our $2.9 senior unsecured credit line that matures in 2007. Current assets included $401,000 in cash, $1.0 million held in certificates of deposit and marketable securities that mature in January 2007, $2.5 million in net accounts receivable and $602,000 in prepaids and other assets. Current liabilities consisted of $998,000 of deferred revenue, $3.3 million of current maturities of long-term debt and $2.7 million in accounts payable and accrued liabilities. We are currently in negotiations to extend the term of our $2.9 million senior unsecured credit line that matures in July, 2007. Based upon ongoing communications with the note agent, and individual holders of that debt, we believe that we will be successful in obtaining a two year extension of this senior unsecured debt well in advance of the maturity date. Given the improved financial condition of the company from a profitability standpoint and based upon ongoing discussions with several lending sources, we also believe that traditional bank financing is available on terms that would be acceptable to the Company.

         In June 2006, we raised $2,000,000 of gross proceeds in a private placement of 5.4 million shares of common stock. A portion of our plan to address our working capital deficiency includes further reductions in overhead and continued development, marketing and licensing of our iLinc suite of products and services through internal sales efforts and external channel partnerships.

         Cash used in operating activities from continuing operations was $16,000 during the six months ended September 30, 2006 and $72,000 during the six months ended September 30, 2005. Cash used in operating activities from continuing operations during the six months ended September 30, 2006 was primarily attributable to decreases in accounts payable and accrued expenses of $750,000, increases in accounts receivable of $418,000, and increases in prepaid expenses of $118,000. These items were partially offset by net income from continuing operations of $280,000, increases in deferred revenue of $81,000 and non-cash expenses and revenues of $911,000. Cash used in operating activities from continuing operations during the six months ended September 30, 2005 was primarily attributable to a net loss of $1.4 million, decreases in accounts payable of $421,000, increases in prepaid expenses of $94,000 and decreases in deferred revenue of $49,000. These items were partially offset by non-cash expenses and revenues of $1.7 million and decreases in accounts receivable of $261,000.

         Cash used in investing activities from continuing operations was $1.6 million for the six months ended September 30, 2006, while cash used in investing activities from continuing operations was $40,000 for the six months ended September 30, 2005. Cash used in investing activities during the six months ended September 30, 2006 was due to an investment in a 7-month certificate of deposit of $1.0 million, capital expenditures of $359,000 and capitalization of software development costs of $194,000. The proceeds from the sale of fixed assets of $3,000 and the repayment on notes receivable of $2,000 provided cash during the six months ended September 30, 2006. Cash used in investing activities during the six months ended September 30, 2005 was due to capital expenditures of $31,000 and acquisition related expenses of $9,000.

         Cash provided by financing activities from continuing operations was $1.6 million during the six months ended September 30, 2006, while cash used in financing activities from continuing operations was $151,000 during the six months ended September 30, 2005. Cash provided by financing activities during the six months ended September 30, 2006 was attributable to proceeds from the issuance of common stock of $2.0 million partially offset by stock issuance expenses of $190,000, the repayment of debt and capital leases totaling $183,000, payment of preferred dividends of $78,000 and additional proceeds from the exercise of stock options of $3,000. Cash used in financing activities during the six months ended September 30, 2005 was attributable to the repayment of debt and capital leases totaling $219,000, payment of preferred dividends of $51,000 and financing costs of $31,000, offset by $150,000 in proceeds from the issuance of Series B preferred stock.

INFORMATION RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0% and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the 10 year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company. During fiscal 2006, holders with a principal balance of $525,000 converted their notes and $8,000 of accrued interest into 1,971,088 shares of the Company's common stock that had been registered with the SEC at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the year ended March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively at the time of conversion. No conversion of debt or acceleration of amortization of costs occurred during the three and six months ended September 30, 2006.

         On September 16, 2003, the Company completed its private placement of series A convertible preferred stock (the "Series A Preferred Stock") with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of Series A Preferred Stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The Series A Preferred Stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the 2005 fiscal year, holders of 22,500 shares of Series A Preferred Stock converted those shares into 450,000 shares of the Company's common stock. During fiscal 2007, holders of 7,500 shares of series A Preferred Stock converted those shares into 150,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the Series A Preferred Stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended December 31, 2005. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount associated with the debt by expensing $10,000 and $35,000, respectively at the time of conversion. On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000. No conversion of debt or acceleration of amortization of costs occurred during the three and six months ended September 30, 2006.

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

         On June 9, 2006, the Company completed a private placement of 5,405,405 unregistered, restricted shares of common stock providing $2.0 million in gross cash proceeds. The Company intends to use the proceeds for working capital and general corporate purposes. The Company paid its placement agent an underwriting commission of $185,000 of which $25,000 was recorded as deferred offering costs and incurred additional offering expenses of approximately $102,000. Pursuant to the registration rights agreement between the parties, the Company filed a Registration Statement on Form S-3 to enable the resale of the shares by the investors which was declared effective on September 29, 2006.

CONTRACTUAL OBLIGATIONS

         The following schedule details all of the Company's indebtedness and the required payments related to such obligations at September 30, 2006 (in thousands):

                                                  DUE IN                              DUE IN YEARS
                                                LESS THAN      DUE IN     DUE IN YEAR   FOUR AND   DUE AFTER
                                      TOTAL      ONE YEAR     YEAR TWO       THREE        FIVE     FIVE YEARS
                                    ------------------------------------------------------------------------
Long term debt obligations ...      $ 8,548      $ 3,448      $    --      $    --      $    --      $ 5,100
Interest expense .............        3,638          884          612          612        1,224          306
Operating lease obligations ..        2,194          573          437          366          676          142
Base salary commitments
   under employment
   agreements ................        1,002          519          483           --           --           --
                                    -------      -------      -------      -------      -------      -------
Total contractual obligations       $15,382      $ 5,424      $ 1,532      $   978      $ 1,900      $ 5,548
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

         As of September 30, 2006, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $8.1 million at fixed interest rates of 10% to 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness of $434,000 bear interest rates of 6% to 9.75%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

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

         During the second quarter ended September 30, 2006, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.


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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We acquired our Web conferencing software and business in November of 2002 and we acquired our audio conferencing business in June of 2004. Therefore, we have a limited operating history in the Web conferencing and audio conferencing business. While the organizations that we have acquired have been engaged in their respective businesses for over five years, we only recently acquired those assets and have undertaken to integrate their assets into our operations at varying levels. Since the acquisition of these businesses, we have made significant changes to our product mix and service mix, our growth strategies, our sales and marketing plans, and other operational matters. Given our recent investment in technology, we cannot be certain that our business model and future operating performance will yield the results that we intend. In addition, the competitive and rapidly changing nature of the Web conferencing and audio conferencing markets makes it difficult for us to predict future results. Our business strategy may be unsuccessful and we may be unable to address the risks we face.

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

OUR QUARTERLY OPERATING RESULTS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY.

         Our operating results have varied significantly from quarter to quarter and are likely to continue to fluctuate as a result of a variety of factors, many of which we cannot control. Factors that may adversely affect our quarterly operating results include: the dependence upon software purchase license sales as opposed to the more ratable subscription model, the size and timing of product orders; the mix of revenue from custom services and software products; the market acceptance of our products and services; our ability to develop and market new products in a timely manner; the timing of revenues and expenses relating to our product sales; and revenue recognition rules. Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. To the extent we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

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

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On September 30, 2006, 34,493,677 shares of our common stock were issued, of which 1,432,412 were held in treasury, leaving 33,061,265 issued and outstanding. An additional 16,665,068 shares of our common stock were reserved for issuance that would be issued as the result of the exercise of warrants or the conversion of convertible notes and/or convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

COMPETITION IN THE WEB CONFERENCING AND AUDIO CONFERENCING SERVICES MARKET IS INTENSE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY.

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

THE GROWTH OF OUR BUSINESS SUBSTANTIALLY DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW SERVICES AND FEATURES IN A TIMELY MANNER.

         With our focus on our web and audio conferencing products and services, our growth depends on our ability to continue to develop new features, products, and services around that software and product line. We may not successfully identify, develop, and market new products and features in a timely and cost-effective manner. If we fail to develop and maintain market acceptance of our existing and new products to offset our continuing development costs, then our net losses will increase and we may not be able to achieve or sustain profitability on a consistent basis.

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

                  None

ITEM 3.       DEFAULTS OF SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2006 Annual Meeting of Stockholders (the "Meeting") of iLinc Communications, Inc., a Delaware corporation (the "Company"), was held on August 18, 2006 at 9:00 a.m., local time, at the Company's offices, 2999 North 44th Street, Suite 650, Phoenix, Arizona 85018 for the following purposes:


1) Election of directors:



                   NAME                       FOR            WITHHELD
         ----------------------------    -------------    --------------

         James H. Collins                 23,024,081         89,731

         Daniel T. Robinson, Jr.          23,023,001         90,811


2) Approval and ratification of the selection of Epstein Weber & Conover, PLC as independent auditors for the fiscal year ended March 31, 2007:


                FOR                 AGAINST              ABSTAINED
         -------------------     ---------------     -------------------

             23,022,677              3,000                 88,135

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS

(a)  EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------

3.1(1)      Restated Certificate of Incorporation of the Compan
3.2(1)      Bylaws of the Company
3.3(2)      Restated Certificate of Incorporation of the Company
3.4(2)      Amendment of Bylaws of the Company
3.5(3)      Restated Certificate of Incorporation of the Company
3.6(9)      Certificate of Designations of Series A Preferred Stock
3.7(10)     Certificate of Amendment of Restated Certificate of Incorporation of
            the Company
3.8         Revised Certificate of Designations of Series B Preferred Stock
4.1(1)      Form of certificate evidencing ownership of Common Stock of the
            Company
4.6(2)      Form of certificate evidencing ownership of Common Stock of the
            Company
4.7(3)      Form of Convertible Redeemable Subordinated Note
4.9(9)      Form of Redeemable Warrant (2003 Private Placement Offering)
*10.1(14)   The Company's amended and restated stock compensation plan
*10.9(2)    Employment Agreement dated November 12, 2000 between the Company and
            James M. Powers, Jr.
*10.11(15)  Employment Agreement dated February 15, 2001 between the Company and
            James L. Dunn, Jr. with Amendments
10.16(6)    Asset Purchase Agreement by and among the Company and Quisic
            Corporation. Common Stock Purchase Agreement by and between the
            Company and investors
10.17(7)    Asset Purchase Agreement by and among the Company, and Mentergy,
            Inc.
10.18(16)   Subcontractor Agreement between the Company and Interactive Alchemy,
            Inc. with Amendments
10.20(12)   Note Purchase Agreement dated February 12, 2004 between the Company and certain creditors
10.21(12)   Unit Purchase and Agency Agreement dated April 19, 2004 between the
            Company and Cerberus Financial, Inc.
10.22(12)   Placement Agency Agreement dated March 10, 2004 between the Company and Peacock, Hislop, Staley, and Given, Inc.
10.23(11)   Asset Purchase Agreement and Plan of Reorganization by and between the Company and Glyphics Communications, Inc.
*10.24(13)  Employment Agreement dated June 1, 2004 between the Company and Gary
            L. Moulton, as amended
10.25(16)   Securities Purchase Agreements effective June 9, 2006
10.26(16)   Registration Rights Agreements effective June 9, 2006
14.1(13)    Code of Ethics
16(8)       Letter re Change in Certifying Accountant
+31.1       Chief Executive Officer Section 302 Certification
+31.2       Principal Financial Officer Section 302 Certification
+32.1       Chief Executive Officer Section 906 Certification
+32.2       Principal Financial Officer Section 906 Certification

_____________________
(1) Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
(3) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
(4) Previously filed as an exhibit to iLinc's Form 8-K filed October 16, 2001.
(5) Previously filed as an exhibit to iLinc's Form 8-K filed January 30, 2002.
(6)      Previously filed as an exhibit to iLinc's Form 8-K filed July 2, 2002.
(7) Previously filed as an exhibit to iLinc's Form 8-K filed December 20, 2002.
(8)      Previously filed as an exhibit to iLinc's Form 8-K filed April 3, 2003.
(9) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
(10) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(11)     Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.

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


                                               ILINC COMMUNICATIONS, INC.
Dated: November 6, 2006

                                           By:/s/ James M. Powers, Jr.
                                              ----------------------------------
                                           Chairman of the Board, President and
                                           Chief Executive Officer


                                           By:/s/ James L. Dunn, Jr.
                                              ----------------------------------
                                           Senior Vice President & Chief
                                           Financial Officer