Form 10-Q
period 2006-12-31
ILINC COMMUNICATIONS INC
filed 2007-02-02
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. (20549)

                                 ______________

                                   FORM (10)-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

                                 ______________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at February 2, 2007 was 33,405,431 net of shares held in treasury.


                                            FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                                                           PAGE
                                                                                                        ----

        Item 1--Unaudited Condensed Consolidated Financial Statements

                Unaudited Condensed Consolidated Balance Sheets as of December 31, 2006 and
                March 31, 2006........................................................................   4

                Unaudited Condensed Consolidated Statements of Operations for the Three and Nine
                Months Ended December 31, 2006 and 2005...............................................   5

                Unaudited Condensed Consolidated Statement of Changes in Shareholders'
                Equity for the Nine Months Ended December 31, 2006....................................   6

                Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended December 31, 2006 and 2005......................................................   7

                Notes to Condensed Consolidated Financial Statements (Unaudited)......................   8

        Item 2--Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................................................  19

        Item 3-- Quantitative and Qualitative Disclosures about Market Risk...........................  31

        Item 4--Controls and Procedures...............................................................  31

PART II--OTHER INFORMATION

        Item 1--Legal Proceedings.....................................................................  31

        Item 1A--Risk Factors.........................................................................  32

        Item 2--Unregistered Sales of Equity Securities and Use of Proceeds...........................  36

        Item 3--Defaults of Senior Securities.........................................................  36

        Item 4--Submission of Matters to a Vote of Security Holders...................................  36

        Item 5--Other Information.....................................................................  36

        Item 6--Exhibits..............................................................................  37

        Signatures....................................................................................  39

        Certifications................................................................................  40

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


                                            PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)
                                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           DECEMBER 31,     MARCH 31,
                                                                                               2006           2006
                                                                                             --------       --------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................................      $    772       $    466
   Certificates of deposit ............................................................           768             --
   Accounts receivable, net of allowance for doubtful accounts of $96 and $120,
    respectively ......................................................................         2,128          2,207
   Note receivable ....................................................................            52             12
   Prepaid and other current assets ...................................................           788             30
                                                                                             --------       --------
     Total current assets .............................................................         4,508          2,715

Property and equipment, net ...........................................................           448            336
Goodwill ..............................................................................        11,206         11,206
Intangible assets, net ................................................................         1,632          1,731
Other assets ..........................................................................            14             12
                                                                                             --------       --------
     Total assets .....................................................................      $ 17,808       $ 16,000
                                                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ..................................................      $    483       $    199
   Accounts payable trade .............................................................         1,099          1,257
   Accrued liabilities ................................................................         1,277          2,213
   Current portion of capital lease liabilities .......................................            --             70
   Deferred revenue ...................................................................         1,091            917
                                                                                             --------       --------
     Total current liabilities ........................................................         3,950          4,656

Long term debt, less current maturities, net of discount and beneficial conversion
     feature of $1,042 and $1,493, at December 31, and March 31, 2006, respectively....         7,020          6,974
                                                                                             --------       --------
     Total liabilities ................................................................        10,970         11,630
                                                                                             --------       --------

SHAREHOLDERS' EQUITY:
 Preferred stock series A & B, 10,000,000 shares authorized:
 Series A preferred stock, $.001 par value, 115,000 and 127,500 shares, respectively,  issued and outstanding, liquidation preference of $1,150,000 and
   $1,275,000, respectively ...........................................................            --             --
 Series B preferred stock, $.001 par value, 64,000 and 70,000 shares, respectively, issued and outstanding, liquidation preference of $640,000 and $700,000,
   respectively .......................................................................            --             --
 Common stock, $.001 par value 100,000,000 shares authorized 34,837,843 and
   28,923,168 issued, respectively ....................................................            35             29
 Additional paid-in capital ...........................................................        46,552         44,228
 Accumulated deficit ..................................................................       (38,341)       (38,479)
 Less:  1,432,412 treasury shares at cost .............................................        (1,408)        (1,408)
                                                                                             --------       --------
     Total shareholders' equity .......................................................         6,838          4,370
                                                                                             --------       --------
     Total liabilities and shareholders' equity .......................................      $ 17,808       $ 16,000
                                                                                             ========       ========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                          4





                                         ILINC COMMUNICATIONS, INC., AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              DECEMBER 31,                  DECEMBER 31,
                                                                         -----------------------       -----------------------
                                                                           2006           2005           2006           2005
                                                                         --------       --------       --------       --------
Revenues
   Software licenses ..............................................      $  1,105       $    850       $  3,255       $  2,123
   Software and audio services ....................................         1,831          1,747          5,440          5,158
   Maintenance and professional services ..........................           715            677          2,012          1,671
                                                                         --------       --------       --------       --------
       Total revenues .............................................         3,651          3,274         10,707          8,952
                                                                         --------       --------       --------       --------
Cost of revenues
   Software licenses ..............................................            51             40            132             72
   Software and audio services ....................................           884            959          2,727          2,838
   Maintenance and professional services ..........................           310            237            710            535
   Amortization of acquired developed technology ..................            68             82            202            309
                                                                         --------       --------       --------       --------
       Total cost of revenues .....................................         1,313          1,318          3,771          3,754
                                                                         --------       --------       --------       --------

Gross profit ......................................................         2,338          1,956          6,936          5,198
                                                                         --------       --------       --------       --------
 Operating expenses
   Research and development .......................................           307            351            905          1,055
   Sales and marketing ............................................           924            701          2,538          2,255
   General and administrative .....................................           588            485          1,887          1,615
                                                                         --------       --------       --------       --------
       Total operating expenses ...................................         1,819          1,537          5,330          4,925
                                                                         --------       --------       --------       --------

 Income from operations ...........................................           519            419          1,606            273

   Interest expense ...............................................          (244)          (246)          (741)          (773)
   Amortization of beneficial debt conversion .....................          (150)          (213)          (451)          (705)
                                                                         --------       --------       --------       --------
       Total interest expense .....................................          (394)          (459)        (1,192)        (1,478)
   Net (loss) gain on settlement of debt and other obligations ....            --             --              8           (287)
   Loss on extinguishment of debt .................................          (160)            --           (160)            --
   Interest income (charges) and other ............................            --            177            (20)           171
   Gain on sale of assets .........................................            --             --              3             40
                                                                         --------       --------       --------       --------
       Income (loss) from continuing operations before income
       taxes ......................................................           (35)           137            245         (1,281)
   Income taxes ...................................................            --             --             --             --
                                                                         --------       --------       --------       --------
 Income (loss) from continuing operations .........................           (35)           137            245         (1,281)
 Income (loss) from discontinued operations .......................            --             70             10             82
                                                                         --------       --------       --------       --------
 Net income (loss) ................................................      $    (35)      $    207       $    255       $ (1,199)
   Series A and B preferred stock dividends .......................           (38)           (40)          (117)           (91)
   Imputed preferred stock dividends ..............................            --             --             --            (55)
                                                                         --------       --------       --------       --------
 Income (loss) available to common shareholders ...................      $    (73)      $    167       $    138       $ (1,345)
                                                                         ========       ========       ========       ========
 Income (loss) per common share, basic and diluted
   From continuing operations .....................................      $     --       $   0.01       $     --       $  (0.05)
   From discontinued operations ...................................            --             --             --             --
                                                                         --------       --------       --------       --------
       Income (loss) per common share .............................      $     --       $   0.01       $     --       $  (0.05)
                                                                         ========       ========       ========       ========
Number of shares used in calculation of income (loss) per share:
   Basic ..........................................................        33,190         27,114         31,676         25,705
                                                                         ========       ========       ========       ========
   Diluted ........................................................        33,190         27,115         31,991         25,705
                                                                         ========       ========       ========       ========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                               5





                                             ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)


                                            CONVERTIBLE
                                          PREFERRED STOCK         COMMON STOCK      ADDITIONAL                            TOTAL
                                      -----------------------  -------------------  PAID - IN   ACCUMULATED  TREASURY  SHAREHOLDERS'
                                       SHARES       AMOUNT      SHARES     AMOUNT    CAPITAL      DEFICIT     STOCK       EQUITY
                                      --------    ----------   --------   --------   --------    --------    --------    --------
Balances, April 1, 2006 ...........        197    $       --     28,923   $     29   $ 44,228    $(38,479)   $ (1,408)   $  4,370

Warrant grant .....................         --            --         --         --         57          --          --          57
Fair value of unvested warrant
  issued in agent agreement .......         --            --         --         --        450          --          --         450
Vesting of restricted stock grant..         --            --         --         --         30          --          --          30
Series A and B preferred stock
  dividends........................         --            --         --         --         --        (117)         --        (117)
Conversion of Series A preferred
  stock ...........................        (12)           --        250          1         (1)         --          --          --
Conversion of Series B preferred
  stock ...........................         (6)           --        240         --         --          --          --          --
Exercise of stock options .........         --            --         19         --          5          --          --           5
Issuance of common stock in
  private placement ...............         --            --      5,405          5      1,995          --          --       2,000
Costs incurred in connection
  with issuance of common
  stock in private placement ......         --            --         --         --       (288)         --          --        (288)
Stock option compensation
  expense .........................         --            --         --         --         76          --          --          76
Net income ........................         --            --         --         --         --         255          --         255
                                      --------    ----------   --------   --------   --------    --------    --------    --------
Balances, December 31, 2006 .......        179    $       --     34,837   $     35   $ 46,552    $(38,341)   $ (1,408)   $  6,838
                                      ========    ==========   ========   ========   ========    ========    ========    ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  6





                        ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (IN THOUSANDS)
                                                                    NINE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                 ---------------------
                                                                   2006          2005
                                                                 -------       -------
Net cash provided by operating activities .................      $   443       $   385
                                                                 -------       -------
Cash flows from investing activities:
   Investment in certificate of deposit ...................         (768)           --
   Capital expenditures ...................................         (393)          (52)
   Capitalization of software development costs ...........         (295)           --
   Acquisitions, net of cash acquired .....................           --            (4)
   Acquisitions, royalty earn-out payment to Mentergy .....           --          (100)
   Proceeds from sale of fixed assets .....................            3            20
   Repayment of note receivable ...........................           14             3
                                                                 -------       -------
        Net cash used in investing activities .............       (1,439)         (133)
                                                                 -------       -------
Cash flows from financing activities:
   Proceeds from issuance of common stock .................        2,000            --
   Proceeds from issuance of Series B preferred stock .....           --           150
   Payment of Series A and B preferred stock dividends ....         (118)          (91)
   Stock issuance expense .................................         (258)           --
   Proceeds from exercise of stock options ................            5            --
   Proceeds from exercise of warrants .....................                         41
   Repayment of long-term debt ............................         (121)         (215)
   Repayment of capital lease liabilities .................          (65)         (109)
   Financing costs incurred ...............................         (101)          (28)
                                                                 -------       -------
        Net cash provided by (used in) financing activities        1,342          (252)
                                                                 -------       -------

Cash flows from continuing operations .....................          346            --
Cash flows from discontinued operations ...................          (40)           86
                                                                 -------       -------

        Net change in cash and cash equivalents ...........          306            86
Cash and cash equivalents, beginning of period ............          466           532
                                                                 -------       -------

Cash and cash equivalents, end of period ..................      $   772       $   618
                                                                 =======       =======


Supplemental Schedule of Noncash Investing and Financing Activities

                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                 --------------------
                                                                   2006        2005
                                                                 --------    --------

Conversion of AP to preferred stock .......................        $ --        $550
Conversion of convertible notes to common stock ...........          --         531
Fair value of warrants recorded as prepaid ................         450          --
Conversion of unsecured notes to common stock .............          --         225
Fair value of warrants issued with preferred dividends ....          --          55
Conversion of AR to note receivable .......................          54          --
Fair value of warrants recorded as intangible asset .......          42          --
Deferred maintenance offset by accrued royalty.............           8          --
Conversion of preferred stock to common stock .............           1          --


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED
                          CONSOLIDATED FINANCIAL STATEMENTS.

                                           7


                           ILINC COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND NATURE OF OPERATIONS

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc., a Delaware corporation, is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company develops and sells software that provides real-time collaboration and training using Web-based tools. The Company's four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With its Web collaboration, conferencing and virtual classroom products, the Company provides what it believes to be simple, reliable and cost-effective tools for remote presentations, meetings and online events. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what it believes to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in Version 8.01. The Company's customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for the four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company sells its software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. The Company markets its products using a direct sales force and an indirect distribution channel consisting of agents, distributors, value added resellers and OEM partners. The Company allows its customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in pricing and payment methods. The Company's revenues are a mixture of high margin perpetual licenses of software and monthly recurring revenues from annual maintenance, hosting and support agreements and other products and services.

         The Company maintains corporate headquarters in Phoenix, Arizona and has occupied that Class A facility since the Company's inception in 1998. The Phoenix office can accommodate up to 65 employees in approximately 9,100 square feet, and is fully equipped with computer equipment and server facilities. On May 5, 2006, the Company amended the Phoenix lease with the term extended to February 28, 2012. The Phoenix lease requires a monthly rent and operating expenses of approximately $25,000.

         The Company also maintains a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research, development and technical support. On July 5, 2006, the Company amended the New York lease that now expires on June 30, 2009. The New York lease requires a monthly rent and operating expenses of approximately $4,000.

         In addition, the Company maintains offices in Springville, Utah, occupying a Class A facility in two adjacent buildings. The first building houses its administrative and IT functions, with 10,000 square feet of space, with the second housing the operator complex and support staff with 6,122 square feet. The Springville lease began in 2003 and has a term of five years. The Springville offices can accommodate up to 100 employees and is fully equipped with computer equipment and server facilities. The facility also provides a fully redundant co-location and server facility for audio conferencing activities and hosted Web conferencing services. The Springville lease requires a monthly rent and operating expenses of approximately $15,000.

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

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but does not purport them to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the three and nine months ended December 31, 2006 and 2005.

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

CERTIFICATE OF DEPOSIT

         The Company holds various certificates of deposit at financial institutions. These certificates have maturities of seven months from the date of acquisition, which precludes them from being accounted for as a cash equivalent.


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



BARTER TRANSACTIONS

         In accordance with APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and SFAS No. 153, EXCHANGES ON NONMONETARY ASSETS, for the three and nine months ended December 31, 2006, the Company recorded license sale revenues as a result of certain barter transactions that involved the exchange of hardware or services from various providers. As the exchanges related to either dissimilar assets or were similar but otherwise recognizable assets, thus the exchange was considered a culmination of the earnings process, and therefore the Company recorded the sale of their software as software license revenue at the exchanged fair value of the hardware or services received.

         On September 28, 2006, the Company entered into a reciprocal OEM agreement with ThinkEngine Networks, Inc., a provider of TDM and IP capable conferencing bridges and media servers. ThinkEngine purchased a private label OEM license in a barter exchange in which the Company acquired hardware conferencing bridges for use by the Company. The Company recognized $225,000 of license revenue related to this barter transaction. The Company recorded an asset with a value of $255,000 during the quarter ending September 30, 2006 and recorded $17,000 of depreciation expense through December 31, 2006.

         On December 12, 2006, the Company entered into a reciprocal services agreement with Measured Progress, a provider of testing services. Measured Progress purchased iLinc Suite seats and an annual event room license in a barter exchange in which the Company acquired services and access to computer hardware for scale testing of the Company's software. The Company recognized $60,000 of license revenue during the three month period ending December 31, 2006, and deferred $75,000 of license revenue and $17,000 for maintenance and hosting revenue that will be recognized over the following 12 months. The Company recorded a prepaid asset of $152,000 and will amortize this amount over the 12 month period of the service contract.

         On December 29, 2006, the Company entered into a marketing agreement with The Human Capital Institute, a provider of marketing and consulting services for human capital professionals. Human Capital purchased a perpetual named-user license room in a barter exchange in which the Company acquired certain marketing and advertising placements. The Company recognized license revenue of $56,000 and deferred revenue of $22,000 for maintenance and hosting. The Company recorded a prepaid asset of $30,000 and a receivable for $48,000 for services rendered during the three month period ending December 31, 2006.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R is effective for periods beginning after March 31, 2006 and allows for several alternative transition methods. The Company adopted SFAS 123R, effective April 1, 2006, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the option's effective date. The Company elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the Condensed Consolidated Statement of Operations and total compensation cost related to non-vested awards not yet recognized, as determined under the original provisions of SFAS 123, must also be recognized in the Condensed Consolidated Statement of Operations as vesting occurs.

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

         Under SFAS 123R, the Company recognized $33,000 and $106,000, net of taxes, of compensation expense related to stock options and vesting of stock grants in the three months and nine months ended December 31, 2006, respectively. The following table summarizes stock-based compensation expense related to employee stock options and vesting of employee stock grants under SFAS 123R for the three months and nine months ended December 31, 2006, which was allocated by employee among various expense categories as follows (in thousands except per share amounts):

                                                                                     --------------    --------------
                                                                                     THREE MONTHS       NINE MONTHS
                                                                                         ENDED             ENDED
                                                                                     DECEMBER 31,      DECEMBER 31,
                                                                                         2006              2006
                                                                                     --------------    --------------
Stock-based compensation expense included:
  Cost of sales.................................................................     $          3      $          8
  Research and development......................................................                3                 7
  Sales and marketing...........................................................               11                28
  General and administrative....................................................               16                63
                                                                                     --------------    --------------

Stock-based compensation expense related to employee stock options and employee
  stock grants included in income from operations...............................               33               106
Tax benefit.....................................................................               --                --
                                                                                     --------------    --------------

Stock-based compensation expense related to employee stock options and employee
  stock grants, net of tax......................................................     $         33      $        106

Decrease in basic earnings per share............................................     $         --      $         --
Decrease in diluted earnings per share..........................................     $         --      $         --

         As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the third quarter of fiscal 2007 is based on options ultimately expected to vest, it has been reduced for expected forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

         The following table reflects net income and diluted net income per share pro forma information assuming application of SFAS 123 for the three and nine months ended December 31, 2005 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                               THREE MONTHS            NINE
                                                                   ENDED           MONTHS ENDED
                                                               DECEMBER 31,        DECEMBER 31,
                                                                   2005                2005
                                                              -------------       -------------
Net income (loss) available to common shareholders,
   as reported for the prior period (1) ................      $         167       $      (1,345)
 Stock-based employee compensation expense included in
   reported net loss for the prior period ..............                 10                  30
 Total stock-based employee compensation expense related
   to employee stock options and vesting of employee
   stock grants, net of tax ............................                (32)               (140)
                                                              -------------       -------------
Net income (loss) available to common shareholders,
   including the effect of stock-based compensation
   expense .............................................      $         145       $      (1,455)
                                                              =============       =============
Basic income (loss) per common share:
   As reported for the prior period (1) ................      $        0.01       $       (0.05)
                                                              =============       =============
   Including the effect of stock-based compensation
      expense ..........................................      $        0.01       $       (0.06)
                                                              =============       =============
Diluted income (loss) per common share:
    As reported for the prior period (1) ...............      $        0.01       $       (0.05)
                                                              =============       =============
    Including the effect of stock-based compensation
       expense .........................................      $        0.01       $       (0.06)
                                                              =============       =============

(1) Net loss and net loss per share prior to fiscal 2007 did not include stock-based compensation expense for employee stock options under SFAS
         123 because the Company did not adopt the recognition provisions of SFAS 123.

         Upon adoption of SFAS 123R, the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted average fair value of employee stock options granted during the nine months ended December 31, 2006 and December 31, 2005 was $0.38 per share and $0.22 per share, respectively, using the following weighted-average assumptions:

                                              NINE MONTHS ENDED DECEMBER 31,
                                          --------------------------------------
                                                2006                2005
                                          ------------------ -------------------
Risk free interest rate                      4.43% - 5.11%      3.89% - 4.30%
Dividend yield                                   0%                  0%
Volatility factors of the expected
   market price of the Company's
   common stock                              97% - 109%          67% - 89%
Weighted-average expected life of
   Options                                    10 years           10 years

         Stock options activity for the nine months ended December 31, 2006 was as follows:

                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                                         WEIGHTED       CONTRACTUAL       AGGREGATE
                                                 SHARES SUBJECT TO        AVERAGE           LIFE       INTRINSIC VALUE
                                                      OPTIONS         EXERCISE PRICE     (IN YEARS)     (IN THOUSANDS)
                                                --------------------- --------------     ----------     --------------
Options outstanding at April 1, 2006..........          2,637,864          $1.07
   Options granted............................            598,000          $0.42
   Options exercised..........................            (19,270)         $0.25
   Options forfeited and expired..............           (191,802)         $0.40
                                                ---------------------
Options outstanding at December 31, 2006......          3,024,792          $0.99            6.24              $ 317
                                                ---------------------
Options exercisable at December 31, 2006......          2,229,372          $1.20            5.21              $ 159
                                                ---------------------

         The aggregate intrinsic value in the table above represents total pretax intrinsic value (the difference between the Company's closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for the first nine months of fiscal 2007 was $4,780. The Company issues new shares of common stock upon the exercise of stock options.

         At December 31, 2006, 1,824,570 shares were available for future grants under the Company's amended and restated Stock Compensation Plan (the "Plan").

         At December 31, 2006, the Company had approximately $174,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of
2.46 years.

3.       EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the three and nine months ended December 31, 2006, options and warrants to purchase 2,233,444 and 2,278,444 of common stock, respectively, were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. For the three months ended December 31, 2005, options and warrants to purchase 5,238,792 of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect and for the nine months ended December 31, 2005, options and warrants to purchase 5,298,792 of common stock were excluded from the computation of diluted loss per share because of their anti-dilutive effect.

         Additionally, preferred stock and debt convertible into 9,960,000 and 10,450,000 shares of common stock for the three and nine months ended December
31, 2006 and 2005, respectively, were excluded from the computation of diluted earnings/loss per share because inclusion of such would be antidilutive.
Furthermore, a restricted stock grant to James Powers, the Company's CEO, of 450,000 shares has been excluded from the earnings per share calculations for the three and nine months ended December 31, 2006 and 2005 because the measurement date stock price exceeds the average stock price for all periods presented.

4.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:
                                                          DECEMBER     MARCH 31,
                                                          31, 2006       2006
                                                         ------------ -----------
                                                              (IN THOUSANDS)

Goodwill..............................................   $    11,206 $    11,206
                                                         =========== ===========

                                       12





         Intangible assets consisted of the following:

                                                                DECEMBER 31, 2006
                                        -----------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING    GROSS CARRYING      ACCUMULATED
                                            LIVES         AMOUNT          AMORTIZATION          NET
                                        -----------------------------------------------------------------
                                           (YEARS)                       (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 4.78       $        926      $      (383)     $        543
   Purchased software                       0.42              1,481           (1,370)              111
   Customer relationships                   3.42              1,230             (547)              683
   Capitalized software development costs     --                295               --               295
                                                     ----------------------------------------------------
                                                       $      3,932      $    (2,300)     $      1,632
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
                                                     ====================================================

         As a result of the debt extension treated as a debt extinguishment in accordance with EITF 96-19 DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF
DEBT INSTRUMENTS, the Company recorded in December 2006, $272,000 of gross deferred financing costs and $232,000 of accumulated amortization of deferred financing costs were written off to loss on extinguishment of debt.

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         In May of 2006, the Company began production of version 9.0 of its Web collaboration software. In accordance with SFAS No. 86 ACCOUNTING FOR THE COSTS
OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project. As of December 31, 2006, the Company capitalized costs totaling
$295,000. When version 9.0 is complete and released to customers then the Company will begin amortization of these capitalized costs, using straight line amortization over a three year period.

5.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:
                                                                                  DECEMBER 31,   MARCH 31,
                                                                                 ---------------------------
                                                                                      2006         2006

                                                                                 --------------- -----------
                                                                                       (IN THOUSANDS)
Accrued state sales tax.....................................................     $      73       $     233
Accrued interest............................................................           280             343
Amounts related to acquisitions.............................................            --               8
Accrued salaries and related benefits.......................................           365             453
Amount payable to third party providers.....................................           309           1,006
Amount payable to Interactive Alchemy.......................................           203              36
Deferred rent liability.....................................................             7              27
Liabilities from discontinued operations....................................            --              53
Other.......................................................................            40              54
                                                                                 --------------- -----------
   Total accrued liabilities................................................     $   1,277       $   2,213
                                                                                 =============== ===========

                                       13





6.     LONG-TERM DEBT

         Long-term debt consisted of the following:
                                                                              DECEMBER 31,    MARCH 31,
                                                                                 2006           2006

                                                                             --------------  -----------
                                                                                   (IN THOUSANDS)
2002 Convertible redeemable unsecured subordinated notes....................     $ 5,100     $  5,100
2004 Senior unsecured notes..................................................      2,962        2,962
IPO shareholders' notes payable..............................................         51          157
Other notes payable..........................................................        432          447
                                                                             --------------  -----------
                                                                                   8,545        8,666

Less: Current portion of long-term debt......................................       (483)        (199)
         Discount............................................................       (521)        (896)
         Beneficial conversion feature.......................................       (521)        (597)
                                                                             --------------  -----------
Long-term debt, net of current portion.......................................    $ 7,020     $  6,974
                                                                             ==============  ===========

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0% and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the 10 year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company. During fiscal 2006, holders with a principal balance of $525,000 converted their notes and $8,000 of accrued interest into 1,971,088 shares of the Company's common stock that had been registered with the SEC at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the year ended March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively at the time of conversion. No conversion of debt or acceleration of amortization of costs occurred during the three and nine months ended December 31, 2006 for the Convertible Note Offering.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended December 31, 2005. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount associated with the debt by expensing $10,000 and $35,000, respectively at the time of conversion. On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000. No conversion of debt to equity or acceleration of amortization of costs related to such conversions occurred during the three and nine months ended December 31, 2006. In December, 2006, the Company negotiated a modification of the terms of the senior notes to extend the maturity date from July 15, 2007 to July 15, 2010. In exchange for the extension, the interest rate increased from 10% per annum to 12% per annum, with the new, increased interest rate to begin to accrue under the amendment on January 16, 2007, and continue thereafter at that rate until maturity or the senior note is fully paid. All other terms and provisions of the senior notes remained unchanged. The placement agent received a commission of $87,000 together with a warrant of the purchase of 100,000 shares of the Company's common stock with an exercise price of $0.66 per share. The warrant is effective as of December 15, 2006 and has a three year term. The note agent received an expense reimbursement of $14,000. In accordance with EITF 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, the debt extension was accounted for as an extinguishment of the existing debt and the creation of the new debt. As a result, the Company recorded a one-time loss on extinguishment of debt of $160,000 resulting from the acceleration of interest expense accounted for as debt discount and deferred offering costs under the original terms of the senior debt. The direct expenses of $101,000 and the estimated fair value of the warrant of $42,000 were recorded as a deferred offering cost and both will be amortized as a component of interest expense over the term of the notes.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to December 31, 2006 were as follows (IN THOUSANDS):

         2007..................................................  $     483
         2008..................................................         --
         2009..................................................         --
         2010..................................................         --
         2011..................................................      2,962
         Thereafter............................................      5,100
                                                                 -----------
                                                                 $   8,545
                                                                 ===========

7.       CAPITALIZATION

         On June 9, 2006, the Company completed a private placement of 5,405,405 unregistered, restricted shares of common stock providing $2.0 million in gross cash proceeds. The Company intends to use the proceeds for working capital and general corporate purposes. The Company paid its placement agent an underwriting commission of $185,000 of which $25,000 was recorded as deferred offering costs, and incurred additional offering expenses of approximately $103,000. Pursuant to the registration rights agreement between the parties, the Company filed a Registration Statement on Form S-3 to enable the resale of the shares by the investors which was declared effective on September 29, 2006.

         On September 16, 2003, the Company completed its private placement of series A convertible preferred stock (the "Series A Preferred Stock") with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of Series A Preferred Stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The Series A Preferred Stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the 2005 fiscal year, holders of 22,500 shares of Series A Preferred Stock converted those shares into 450,000 shares of the Company's common stock. During fiscal 2007, holders of 12,500 shares of series A Preferred Stock converted those shares into 250,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the Series A Preferred Stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         On September 30, 2005, the Company executed definitive agreements with nine investors to issue 70,000 unregistered shares of its Series B Preferred Stock, par value $0.001 (the "Series B Preferred Stock") and warrants to purchase 700,000 shares of its common stock (the "Warrants") in a private transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. The Series B Preferred Stock bears an 8% dividend, was sold using a deemed $10.00 per share issue price, and is convertible into 2,800,000 shares of the Company's common stock using a conversion price of $0.25 per share. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on the third anniversary of the issue date of September 30, 2005. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of loss per share. During fiscal 2007, holders of 6,000 shares of series B Preferred Stock converted those shares into 240,000 shares of the Company's common stock

8.       INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         There is no tax benefit or provision in the accompanying Condensed Consolidated Statements of Operations during the three and nine months ended December 31, 2006 or 2005 because the Company concluded it is not likely it would be able to recognize the tax asset created due to historical losses. The Company will continue to evaluate the likelihood of the realization of that tax asset as operations continue to improve and profitability rises, and the Company believes that if current profitability trends continue that the Company will realize a portion of the net tax asset. At December 31, 2006 and March 31, 2006, the Company has net deferred tax assets of $15.7 million and $15.9 million, respectively, with corresponding valuation allowances. The Company's tax assets are scheduled to expire over a period of five to twenty years.

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

         There were 3,024,792 options outstanding under the Plan at December 31, 2006. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

         Following is a summary of the status of the Company's stock options as of December 31, 2006:
                                                                                  WEIGHTED
                                                                NUMBER OF         AVERAGE      WEIGHTED AVERAGE
                                                            SHARES UNDERLYING     EXERCISE       FAIR-VALUE OF
                                                                OPTIONS           PRICES        OPTIONS GRANTED
                                                            ------------------- ------------- ---------------------
          Outstanding at March 31, 2006...................        2,637,864           $1.07
          Granted.........................................          598,000           $0.42          $0.38
                                                                                              =====================
          Exercised.......................................          (19,270)          $0.25
          Forfeited and expired...........................         (191,802)          $0.40
                                                            ------------------- -------------
          Outstanding at December 31, 2006................        3,024,792           $0.99
                                                            =================== =============



         The following table summarizes information about stock options outstanding at December 31, 2006:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                        --------------------------------------------------------  ----------------------------
                                         WEIGHTED                                                WEIGHTED
                                         AVERAGE        WEIGHTED AVERAGE                          AVERAGE
                          NUMBER OF     EXERCISE      REMAINING CONTRACTUAL        NUMBER OF      EXERCISE
                           SHARES         PRICE             LIFE (YEARS)             SHARES         PRICE
                        -------------- ------------- ---------------------------  -------------  -------------
$   0.24   - $   0.36          393,052  $   0.25                  8.74               196,616        $   0.25
$   0.39   - $   0.59        1,438,642  $   0.46                  6.89               916,242        $   0.49
$   0.64   - $   0.96          569,000  $   0.74                  6.81               496,666        $   0.75
$   1.00   - $   1.50           44,125  $   1.15                  5.98                39,875        $   1.17
$   1.94   - $   2.91          490,000  $   2.18                  2.53               490,000        $   2.18
$   6.13   - $   9.19           89,973  $   7.71                  1.67                89,973        $   7.71
                         --------------                                         -------------
                             3,024,792                                             2,229,372
                         ==============                                         =============

         The following table summarizes information about stock purchase warrants outstanding at December 31, 2006:

                                      WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                       ----------------------------------------------------  ------------------------------
                                         WEIGHTED                                               WEIGHTED
                                         AVERAGE        WEIGHTED AVERAGE                        AVERAGE
                          NUMBER OF     EXERCISE      REMAINING CONTRACTUAL     NUMBER OF       EXERCISE
                           SHARES         PRICE             LIFE (YEARS)         SHARES          PRICE
                       --------------  ----------- ------------------------  --------------  --------------
$   0.32  - $   0.32           50,000    $  0.32            2.25                  50,000        $   0.32
$   0.40  - $   0.40           50,000    $  0.40            2.25                  50,000        $   0.40
$   0.42  - $   0.42          543,182    $  0.42            4.43                 543,182        $   0.42
$   0.44  - $   0.44          132,972    $  0.44            3.70                 132,972        $   0.44
$   0.50  - $   0.50          700,000    $  0.50            1.75                 700,000        $   0.50
$   0.55  - $   0.55           50,000    $  0.55            2.25                  50,000        $   0.55
$   0.66  - $   0.66          100,000    $  0.66            2.96                 100,000        $   0.66
$   1.50  - $   1.50          171,510    $  1.50            4.05                 171,510        $   1.50
                        --------------                                     --------------
                            1,797,664                                          1,797,664
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

         On July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to an agent of the Company in connection with an agent agreement effective June 30, 2006. The warrant expires on July 1, 2011. The warrant is subject to vesting provisions based on net collected revenue targets achieved through the agent and certain value added resellers over a five-year period. As of December 31, 2006, none of the revenue targets had been achieved. In accordance with EITF 96-18: ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES, the Company recorded a prepaid asset and corresponding additional paid-in capital of $450,000 as the fair value of the 1,000,000 shares at December 31, 2006 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of 4.50 years, volatility of 102%, dividend yield of 0% and a risk-free rate of 4.70%.

10.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 13 to the condensed consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2006. During the nine-month period ended December 31, 2006, the following changes occurred with respect to certain of the Company's commitments and contingencies:

ROYALTY AGREEMENTS

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment that is due upon collection of cash received from the sales of its Web conferencing software. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF 95-8: ACCOUNTING FOR CONTINGENT CONSIDERATION PAID TO THE SHAREHOLDERS OF AN ACQUIRED ENTERPRISE IN A PURCHASE BUSINESS COMBINATION at the time such amounts are accrued as revenue. The Company had accrued Mentergy royalties totaling $186,000 and $890,000 as of December 31, 2006 and March 31, 2006, respectively. On October 10, 2005, Mentergy and the Company executed a payment agreement that provides, notwithstanding the termination of the royalty accrual, negotiated payment terms that would require an initial payment followed by installment payments and a balloon payment for the entire remaining balance, but with the accrual of additional royalties terminating as originally intended on November 4, 2005. As of December 31, 2006, the Company paid $951,000, net of interest, and offset maintenance amounts due of $8,000, to Mentergy and others due a portion of this royalty, in accordance with the payment agreement with the outstanding balance due to Mentergy and others of $184,000 net of interest.


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

         The lease related to the Springville location expires in January 2, 2008 and requires a monthly rent and operating expenses of approximately $15,000.

11.      DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its practice management services segment. In accordance with SFAS 144 ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS, the Company has restated its historical results to reflect its practice management service business segment as a discontinued operation. For the three months ended December 31, 2006 and December 31, 2005, the Company had net income of $0 and $70,000, respectively. For the nine months ended December 31, 2006 and December 31, 2005, the Company had net income from discontinued operations of $10,000 and $82,000, respectively.

12.      BUSINESS COMBINATIONS

         As part of the Glyphics acquisition, the Company recorded estimates of assumed liabilities that might necessitate payment to certain Glyphics vendors. After further review and confirmation from certain of those Glyphics vendors, the Company determined during the three months ended September 30, 2005 and the three months ended December 31, 2005, that those liabilities would not be realized. Therefore, $250,000 and $106,000 were recorded as a one-time elimination of the liabilities and a corresponding reduction in cost of software and audio services revenues was recorded in the second and third quarters of fiscal 2006, respectively. In addition, $7,000 in consulting fees and $81,000 in tax liabilities were recorded as a one-time elimination of those liabilities and a corresponding reduction in general and administrative expenses during the second and third quarter of fiscal 2006, respectively. There were no comparable write offs in the current year.


         The Company was able to negotiate settlements with the relevant vendors of certain of the assumed liabilities from the Glyphics. As a result, liabilities of $167,000 were eliminated and the corresponding reduction in costs was recorded as other income as a one-time reduction in costs for the three months ended December 31, 2005. There were no comparable reductions in the current year.

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

         LearnLinc is an Internet-based software that is designed for training and education of remote students. With LearnLinc, instructors and students can collaborate and learn remotely providing an enhanced learning environment that replicates and surpasses traditional instructor-led classes. Instructors can create courses and classes, add varied agenda items, enroll students, deliver live instruction and deliver content that includes audio, video and interactive multimedia. In combination with TestLinc, LearnLinc permits users to administer comprehensive tests, organize multiple simultaneous breakout sessions and record, edit, play back and archive entire sessions for future use.

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

         Our Web collaboration software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on a periodic basis on either a per-seat, per-month or per-minute basis ( the "Subscription Model"). Should they choose to acquire the software using the Purchase Model, then they may either elect to host our software behind their own firewall or they may choose to have iLinc host it for them, depending upon their preferences, budget and IT capabilities. Customers who select the Purchase Model, whether hosted by iLinc or the customer, may also subscribe for ongoing customer support and maintenance and software upgrade services, using a support and maintenance contract with terms from one to five years. The annual maintenance and support fee charged is initially based upon a percentage of the purchase price that varies between 12% and 18% of the purchase license fee paid for the perpetual licenses, with the percentage depending upon the contractual length and pre-payment of the annual maintenance and support agreement. If a customer chooses to have iLinc host their Purchase Model licenses, then the customer is also charged an annual hosting fee equal to 10% of the Purchase Model License fee that was paid for the perpetual license.

         During fiscal 2006, iLinc launched its Enterprise Unlimited perpetual licensing model that enables customers to pay a one-time up-front fee for unlimited, organization-wide Web conferencing, as well as a named-user model the permits a host to subscribe for a limited use room. Those customers who qualify for the iLinc Enterprise Unlimited site license may subscribe to an unlimited use license. The initial iLinc Enterprise Unlimited license fee is determined based upon the number of employees within the customer's organization and various other factors. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are then based upon a fixed rate per-seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged.

         Customers choosing the Subscription Model pay per seat (concurrent connection) on either a per-month or per-year basis depending upon the length and term of the subscription agreement. Hosting and maintenance are included as a part of the monthly or annual rental fees. Customers may also obtain Web conferencing and audio conferencing on a per-minute basis using the iLinc On-Demand product. Those choosing the iLinc On-Demand product pay on a monthly basis typically without contractual commitment.

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

         iLinc expects to launch version 8.5 of the iLinc Suite(TM) in mid February as a fully integrated voice and Web conferencing system allowing customers to manage all aspects of the audio and Web session, including the audio conferencing aspect of the conference as a result of a deeper integration with an audio conferencing bridge using its API. With this integration, iLinc customers will be able to choose between use of traditional telephone conferencing or voice-over-IP (VOIP) conferencing.

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

INDUSTRY TRENDS

         Industry analyst Frost and Sullivan in their recent World Web Conferencing Market report separates the Web conferencing vendor community into distinct groups that include: service providers ("Service Providers") and software providers ("Software Providers"). The difference between Service Providers and Software Providers is that the Service Providers effectively only offer Web conferencing as a service or rental model basis. However, Software Providers offer Web conferencing as a solution that can be purchased and owned by customers (whether the software is installed internally by customers or hosted by the software provider). iLinc is one of the only providers that effectively competes in both the Service Provider and Software Provider markets. While we also offer our iLinc Suite on a subscription or per-minute service, the predominate licensing arrangement selected by our customer base remains the Purchase Model. The Web conferencing software market is the faster growing segment, representing about $227 million of the current Web conferencing market. A Frost and Sullivan forecast projects a 40% Compound Annual Growth Rate ("CAGR") between 2002 and 2010 (as compared with the service provider market which is projected to grow at a 22% CAGR for the same time period). The Software Provider market, based upon its higher growth rate, is expected to outgrow the Service Provider market by the end of 2009.

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

         o We sell to prospects that are using other Web conferencing service providers that are ready to migrate to Web conferencing software. We find that these organizations appreciate the cost and feature advantages that our technology offers.
         o We target organizations that have a natural fit for highly secure Web conferencing software such as government, military and financial organizations, as well as the companies that supply to these entities.
         o We target organizations looking to deploy live, Web-based training. Our software was originally built for training and we have maintained a competitive technology advantage in this area.
         o We continue to cross sell all of our products and services to our large database of existing customers.
         o We look to expand distribution and gain market share by leveraging the sales and distribution capabilities of our partners, distributors, value added resellers and OEM partners.

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

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended December 31, 2006 and December 31, 2005 were $3.7 million and $3.3 million, respectively, an overall increase of approximately $377,000. Of this amount, software license revenues increased $255,000, software and audio services revenues increased $84,000 and maintenance and professional services revenues increased $38,000. The overall increase was primarily the result of planned growth in software license revenues, as well as maintenance revenues from renewals as our customer base continues to grow. Also contributing to the growth in the quarter were software license fees from certain off-the-shelf content and OEM licensing fees from new distribution partners. Specifically, during the quarter the Company entered into an OEM agreement with an IP based PBX distributor that includes the ability to offer the named-user subscription model on a private labeled basis to its customers. For the three months ended December 31, 2006, software license revenues were 30% of total revenue, software and audio services revenues were 50% of total revenue and maintenance and professional services revenues were 20% of the total revenue, as compared to 26%, 53% and 21%, respectively, for the same three month period last year. We expect software license revenues and indirect subscription license revenue to continue to become a larger percentage of total revenues as total revenues increase given our focus on the software purchase model and indirect sales model.

         Total revenues generated from continuing operations for the nine months ended December 31, 2006 and December 31, 2005 were $10.7 million and $9.0 million, respectively, an overall increase of $1.8 million. This increase was the result of an increase of $1.1 million in license revenues, an increase of $282,000 in software and audio services in combination with an increase of $341,000 in maintenance and professional services revenues. The overall increase was primarily the result of planned growth in software license revenues. Also contributing to the growth were software license fees from certain off-the-shelf content and OEM licensing fees from new distribution partners. For the nine months ended December 31, 2006 license revenues were 30%, software and audio service revenues were 51% and service and maintenance revenues were 19% of total revenues, as compared to 24% for license revenues, 57% for software and audio services revenues and 19% for service and maintenance revenues for the same nine months ended December 31, 2005.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of software license revenue is driven by the number of software licenses sold. It consists of royalty fees paid on certain off-the-shelf products, if any sold, and sales rebates to distribution partners on the sale of certain product software licenses as well as a small amount for the cost of fulfillment and materials. Cost of software license revenues for the three months ended December 31, 2006 and December 31, 2005 were $51,000 and $40,000, respectively. Cost of license revenues for the nine months ended December 31, 2006 and December 31, 2005 was $132,000 and $72,000, respectively, an increase of $60,000 that was primarily the result of an increase in royalty fees arising from the sale of certain off-the-shelf courseware. Cost of license revenue will remain a small fraction of license revenue because the remaining royalty due is associated only with our off-the-shelf courses. We expect the cost of software license revenue to remain a very small fraction of total software license revenue, which will arise only from royalties which may be due from the sale of off-the-shelf courses.

         Cost of software and audio services revenue uses a fully allocated overhead method that includes an allocation of salaries and allocable expenses resulting from the delivery of our hosted Web conferencing services, together with all expenses associated with the delivery of our audio conferencing services. Expenses related to our audio conferencing services that are accrued as cost of revenues include salaries and allocable expenses of our telephone operators, allocated facilities costs, allocated technical support costs for support services, together with all direct telecommunication expenses for long distance and local dial tone connectivity, and finally, allocable depreciation and amortization expense related to our audio conferencing assets. Cost of software and audio services for the three months ended December 31, 2006 and December 31, 2005 were $884,000 and $959,000, respectively, a decrease of $75,000. This decrease is primarily a result of the complete depreciation of certain audio conferencing and computer equipment. This decrease was partially offset by an increase in office expenses of $106,000 due primarily to a one-time elimination of liabilities associated with the Glyphics acquisition. Cost of software and audio services for the nine months ended December 31, 2006 and December 31, 2005 was $2.7 million and $2.8 million, respectively, a decrease of $111,000. The decrease was primarily attributable to the elimination of depreciation of certain audio conferencing and computer equipment, providing a decrease in depreciation expense of $64,000 per month, or $446,000 for the nine-month period. The decrease in costs were partially offset by increases office expenses in part as a result of the one-time Glyphics liability elimination, increases in salaries expenses of $36,000, telecommunications costs of $294,000, professional services of $27,000, advertising and marketing of $14,000 and travel and entertainment expenses of $11,000. Overall we expect the cost of audio conferencing services to rise with increases in audio conferencing revenue, but decline as a percentage of audio conferencing revenue as we are successful in driving down telecommunications costs.

         Cost of maintenance and professional services revenue included an allocation of technical support personnel and facilities costs allocable to those service revenues consisting primarily of a portion of our facilities costs, communications and depreciation expenses. However, by far the largest and most variable component of the cost of maintenance and professional services arises from the amount due to our third-party custom content subcontractor that supports our custom content revenue. The amount due to our third-party subcontractor is a fixed proportion of the custom content revenue earned. The cost of maintenance and professional services for the three months ended December 31, 2006 and December 31, 2005 were $310,000 and $237,000, respectively, an increase of $73,000. The increase or decrease will vary proportionately and directly with the amount of revenue earned in a quarter. The cost of maintenance and professional services for the nine months ended December 31, 2006 and December 31, 2005 was $710,000 and $535,000, respectively, an increase of $175,000 that was primarily a change in the amount of custom content revenue earned in that period.

         Amortization of acquired developed technology consists of amortization of software and identified intangible technology that was acquired in the Quisic, Mentergy and Glyphics acquisitions. Amortization of acquired technology for the three months ended December 31, 2006 and December 31, 2005 was $68,000 and $82,000, respectively, a decrease of $14,000. Amortization of acquired technology for the nine months ended December 31, 2006 and December 31, 2005 was $202,000 and $309,000, respectively, a decrease of $107,000 which was related primarily to the full amortization of the software assets acquired from Mentergy.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Total operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses. We incurred total operating expenses from continuing operations for the three months ended December 31, 2006 and December 31, 2005 of $1.8 million and $1.5 million, respectively, an increase of $282,000. Total operating expenses for the nine months ended December 31, 2006 and December 31, 2005 were $5.3 million and $4.9 million, respectively, an increase of $406,000.

         Research and development expenses represent expenses incurred in connection with the continued development and enhancement of our software products and new versions. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocations and allocated depreciation and amortization expense. Research and development expenses from continuing operations for the three months ended December 31, 2006 and December 31, 2005 were $307,000 and $351,000, respectively, a decrease of $44,000. The decrease was primarily a result of salaries and benefits expenses which decreased by $21,000 and professional services expenses which decreased by $48,000. The increase was partially offset by an increase in office expenses of $23,000. During the three months ended June 30, 2006, we began capitalizing identified direct expenses associated with a specific software development upon achieving technological feasibility for version 9.0 of our Web collaboration software in accordance with SFAS No. 86 ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We will continue to capitalize those direct costs until the new software product is ready for distribution and sale to our customers. Once the product is released, we will amortize these software development costs over a three year period. Most of the decrease in the December quarter in research and development costs was attributable to the capitalization of those software development costs that would otherwise have been expensed. Taking into account the decrease from the capitalization of 9.0 software costs and the increase from amortization of those costs, we expect research and development costs to remain relatively flat in fiscal 2007. Research and development expenses from continuing operations for the nine months ended December 31, 2006 and December 31, 2005 were $905,000 and $1.1 million, respectively, a decrease of $150,000. The decrease was primarily a result of a decrease in salaries and benefits expenses and professional services of $110,000 and $74,000, respectively, a result of the capitalized research and development costs. The decrease was partially offset by an increase in office expenses of $41,000.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising and other marketing expenses. Sales and marketing expenses from continuing operations for the three months ended December 31, 2006 and December 31, 2005 were $924,000 and $701,000, respectively, an increase of $223,000. The increase was a result of increased expenses in advertising and marketing of $204,000, in salaries and benefits of $38,000. We expect sales and marketing expenses to increase in amount as revenues increase, but that the percentage of sales and marketing expenses incurred in relation to total revenue to remain consistent through fiscal 2007. Sales and marketing expense from continuing operations for the nine months ended December 31, 2006 and December 31, 2005 was $2.5 million and $2.3 million, respectively, an increase of $283,000. The increase was partially the result of an accrued rebate and sales incentives expense due to a new distributor of our products in accordance with the distributor agreement of $29,000 in the three months ended June 30, 2006. In addition, advertising and marketing expenses increased by $344,000, salaries and benefits decreased by $36,000, professional services increased by $35,000, office expenses increased by $35,000 and travel and entertainment increased by $17,000. These increases were partially offset by a decrease in the occupancy expenses allocated to sales and marketing of $113,000.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing, with the bulk of those general and administrative expenses comprised of salaries, rent and the costs associated with being a public company, including accounting costs, legal costs and fees directly associated with being a public company. General and administrative expenses from continuing operations for the three months ended December 31, 2006 and December 31, 2005 were $588,000 and $485,000, respectively, an increase of $103,000. Salaries and benefits increased $36,000, telecommunications increased by $11,000, and office expenses by $51,000 when comparing December 31, 2006 to December 31, 2005. In addition, other taxes increased by $106,000 primarily as a result of a reduction in tax liability of $81,000 for the three months ended December 31, 2005 related to the release of a tax liability that was recorded as an estimate as part of the Glyphics acquisition. The increase in general and administrative was partially offset by decreases in professional services of $24,000, accounting fees of $4,000, legal fees of $17,000, board and investor relations of $23,000 and bad debt expense of $25,000. General and administrative expenses from continuing operations for the nine months ended December 31, 2006 and December 31, 2005 were $1.9 million and $1.6 million, respectively, an increase of $273,000. This increase included an increase in salaries and benefits to executives and other administrative staff of $167,000, telecommunications expenses of $46,000, office expenses of $97,000 and travel and entertainment of $24,000. In addition, other tax expense increased by $115,000 due primarily to the one-time liability elimination in the nine months ended December 31, 2005. These increases were partially offset by a decrease of $70,000 in professional services, a decrease of $56,000 in legal fees, a reduction in costs associated with premises of $10,000 and an overall decrease in bad debt expense of $36,000 over the nine month period. We expect general and administrative expenses to remain at this level and relatively flat through fiscal 2007.

EARNINGS FROM OPERATIONS

         For the three months ended December 31, 2006, we reported earnings from operations of $519,000 as compared to earnings from operations of $419,000 for the three months ended December 31, 3005, an increase in earnings from operations of $100,000. We expect to continue to hold down costs where appropriate while we continue to invest in research and development and likewise sales and marketing in order to increase revenues. We posted income from operations for the nine months ended December 31, 2006 and December 31, 2005 of $1.6 million and $273,000, a positive change of $1.3 million.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations paid on outstanding debt instruments for the three months ended December 31, 2006 and December 31, 2005 was $244,000 and $246,000, respectively, a decrease of $2,000. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for the three months ended December 31, 2006 and December 31, 2005 was $150,000 and $213,000, respectively, a decrease of $63,000. Interest expense from continuing operations paid on outstanding debt instruments for the nine months ended December 31, 2006 and December 31, 2005 was $741,000 and $773,000, respectively, a decrease of $32,000 as a result of the reduction in overall debt. We incurred non-cash interest expense for the nine months ended December 31, 2006 and December 31, 2005 of $451,000 and $705,000, respectively, a decrease of $254,000 due to the conversion of certain notes in September 2005.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         There is no tax benefit or provision on our Condensed Consolidated Statements of Operations during the three and nine months ended December 31, 2006 or 2005 because we concluded it is not likely we would be able to recognize the tax asset created due to historical losses. We will continue to evaluate the likelihood of realization of that tax asset as operations continue to improve and profitability rises. At December 31, 2006 and March 31, 2006, we had net deferred tax assets of $15.7 million and $15.9 million, respectively, with corresponding valuation allowances. Our tax assets are scheduled to expire over a period of five to twenty YEARS.

GAIN ON THE SALE OF ASSETS

         We recorded gains on the sale of assets for the nine months ended December 31, 2006 and 2005, in the amount of $3,000 and $40,000, respectively as the result of the sale of office furniture to our subcontractor and the sale of a portion of our off-the-shelf course library that we had acquired in the Quisic acquisition.

LOSS ON EXTINGUISHMENT OF DEBT

         In December, 2006, the Company negotiated a modification of the terms of the senior notes to extend the maturity date from July 15, 2007 to July 15, 2010. In exchange for the extension, the interest rate increased from 10% per annum to 12% per annum, with the new, increased interest rate to begin to accrue under the amendment on January 16, 2007, and continue thereafter at that rate until maturity or the senior note is fully paid. All other terms and provisions of the senior notes remained unchanged. The placement agent received a commission of $87,000 together with a warrant of the purchase of 100,000 shares of the Company's common stock with an exercise price of $0.66 per share. The warrant is effective as of December 15, 2006 and has a three year term. The note agent received an expense reimbursement of $14,000. In accordance with EITF96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, the debt extension was accounted for as an extinguishment of the existing debt and the creation of the new debt. As a result, the Company recorded a one-time loss on extinguishment of debt of $160,000 resulting from the acceleration of interest expense accounted for as debt discount and deferred offering costs under the original terms of the senior debt. The direct expenses of $101,000 and the estimated fair value of the warrant of $42,000 were recorded as a deferred offering cost and both will be amortized as a component of interest expense over the term of the notes.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, we discontinued our legacy practice management business. Results of operations from this segment are presented as discontinued operations for the three and nine months ended December 31, 2006 and 2005 in accordance with SFAS 146. We do not expect to recognize further income or incur further expenses related to our discontinued legacy practice management business.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.

         Net income from discontinued operations for the three months ended December 31, 2006 and December 31, 2005 was $0 and $70,000, respectively. Net income from discontinued operations for the nine months ending December 31, 2006 and 2005 was $10,000 and $82,000, respectively. Cash flows used in discontinued operations were $40,000 for the nine months ended December 31, 2006. Cash flows provided by discontinued operations were $86,000 for the nine months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2006, we had a working capital surplus of $558,000. Current assets included $772,000 in cash, $768,000 held in certificates of deposit that mature in January 2007, $2.1 million in net accounts receivable, $52,000 in notes receivable and $788,000 in prepaids and other assets. Current liabilities consisted of $1.1 million of deferred revenue, current maturities of long-term debt of $483,000 and $2.4 million in accounts payable and accrued liabilities.

         In June 2006, we raised $2,000,000 of gross proceeds in a private placement of 5.4 million shares of common stock. A portion of our plan to address our working capital needs include further reductions in overhead and continued development, marketing and licensing of our iLinc suite of products and services through internal sales efforts and external channel partnerships.

         Cash provided by operating activities from continuing operations was $443,000 during the nine months ended December 31, 2006 while cash provided by operating activities from continuing operations was $385,000 during the nine months ended December 31, 2005. Cash provided by operating activities from continuing operations during the nine months ended December 31, 2006 was primarily attributable to decreases in accounts payable and accrued expenses of $1.0 million, increases in accounts receivable of $48,000, and increases in prepaid expenses and other assets of $310,000. These items were partially offset by net income from continuing operations of $245,000, increases in deferred revenue of $166,000 and non-cash expenses and revenues of $1.4 million. Cash provided by operating activities from continuing operations during the nine months ended December 31, 2005 was primarily attributable to a net loss of $1.3 million, decreases in accounts payable of $671,000, increases in prepaid expenses of $118,000 and decreases in deferred revenue of $150,000. These items were partially offset by non-cash expenses and revenues of $2.3 million and decreases in accounts receivable of $340,000.

         Cash used in investing activities from continuing operations was $1.4 million for the nine months ended December 31, 2006, while cash used in investing activities from continuing operations was $133,000 for the nine months ended December 31, 2005. Cash used in investing activities during the nine months ended December 31, 2006 was due to an investment in a 7-month certificate of deposit of $768,000, capital expenditures of $393,000 and capitalization of software development costs of $295,000. The proceeds from the sale of fixed assets of $3,000 and the repayment on notes receivable of $14,000 provided cash during the nine months ended December 31, 2006. Cash used in investing activities during the nine months ended December 31, 2005 was due to capital expenditures of $52,000, payment on the Mentergy royalty earn-out of $100,000 and acquisition related expenses of $4,000, partially offset by $20,000 in proceeds from the sale of software and by $3,000 in collection on notes receivable.

         Cash provided by financing activities from continuing operations was $1.3 million during the nine months ended December 31, 2006, while cash used in financing activities from continuing operations was $252,000 during the nine months ended December 31, 2005. Cash provided by financing activities during the nine months ended December 31, 2006 was attributable to proceeds from the issuance of common stock of $2.0 million partially offset by stock issuance expenses of $258,000, the repayment of debt and capital leases totaling $186,000, payment of preferred dividends of $118,000, payment of financing costs of $101,000 and additional proceeds from the exercise of stock options of $5,000. Cash used in financing activities during the nine months ended December 31, 2005 was attributable to the repayment of debt and capital leases totaling $324,000, payment of preferred dividends of $91,000 and financing costs of $28,000, offset by $150,000 in proceeds from the issuance of Series B preferred stock and $41,000 proceeds from the exercise of outstanding warrants.

INFORMATION RELATED TO ACQUISITIONS AND CAPITAL RAISE ACTIVITIES

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0% and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the 10 year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company. During fiscal 2006, holders with a principal balance of $525,000 converted their notes and $8,000 of accrued interest into 1,971,088 shares of the Company's common stock that had been registered with the SEC at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the year ended March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively at the time of conversion. No conversion of debt or acceleration of amortization of costs occurred during the three and nine months ended December 31, 2006 for the Convertible Note Offering.

         On September 16, 2003, the Company completed its private placement of series A convertible preferred stock (the "Series A Preferred Stock") with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of Series A Preferred Stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The Series A Preferred Stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of preferred stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the 2005 fiscal year, holders of 22,500 shares of Series A Preferred Stock converted those shares into 450,000 shares of the Company's common stock. During fiscal 2007, holders of 12,500 shares of series A Preferred Stock converted those shares into 250,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the Series A Preferred Stock and upon exercise of the associated warrants have been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended December 31, 2005. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount associated with the debt by expensing $10,000 and $35,000, respectively at the time of conversion. On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000. No conversion of debt to equity or acceleration of amortization of costs related to such conversion occurred during the three and nine months ended December 31, 2006. In December, 2006, the Company negotiated a modification of the terms of the senior notes to extend the maturity date from July 15, 2007 to July 15, 2010. In exchange for the extension, the interest rate increased from 10% per annum to 12% per annum, with the new, increased interest rate to begin to accrue under the amendment on January 16, 2007, and continue thereafter at that rate until maturity or the senior note is fully paid. All other terms and provisions of the senior notes remained unchanged. The placement agent received a commission of $87,000 together with a warrant of the purchase of 100,000 shares of the Company's common stock with an exercise price of $0.66 per share. The warrant is effective as of December 15, 2006 and has a three year term. The note agent received an expense reimbursement of $14,000. In accordance with EITF96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, the debt extension was accounted for as an extinguishment of the existing debt and the creation of the new debt. As a result, the Company recorded a one-time loss on extinguishment of debt of $160,000 resulting from the acceleration of interest expense accounted for as debt discount and deferred offering costs under the original terms of the senior debt. The direct expenses of $101,000 and the estimated fair value of the warrant of $42,000 were recorded as a deferred offering cost and both will be amortized as a component of interest expense over the term of the notes.

         On September 30, 2005, the Company executed definitive agreements with nine investors to issue 70,000 unregistered shares of its Series B Preferred Stock, par value $0.001 (the "Series B Preferred Stock") and warrants to purchase 700,000 shares of its common stock (the "Warrants") in a private transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. The Series B Preferred Stock bears an 8% dividend, was sold using a deemed $10.00 per share issue price, and is convertible into 2,800,000 shares of the Company's common stock using a conversion price of $0.25 per share. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on the third anniversary of the issue date of September 30, 2005. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of loss per share. During fiscal 2007, holders of 6,000 shares of series B Preferred Stock converted those shares into 240,000 shares of the Company's common stock

         On June 9, 2006, the Company completed a private placement of 5,405,405 unregistered, restricted shares of common stock providing $2.0 million in gross cash proceeds. The Company intends to use the proceeds for working capital and general corporate purposes. The Company paid its placement agent an underwriting commission of $185,000 of which $25,000 was recorded as deferred offering costs and incurred additional offering expenses of approximately $102,000. Pursuant to the registration rights agreement between the parties, the Company filed a Registration Statement on Form S-3 to enable the resale of the shares by the investors which was declared effective on September 29, 2006.

CONTRACTUAL OBLIGATIONS

                  The following schedule details all of the Company's indebtedness and the required payments related to such obligations at December 31, 2006 (in thousands):

                                                        DUE IN                                     DUE IN YEARS
                                                      LESS THAN         DUE IN      DUE IN YEAR      FOUR AND       DUE AFTER
                                         TOTAL         ONE YEAR        YEAR TWO        THREE           FIVE        FIVE YEARS
                                         -------------------------------------------------------------------------------------
Long term debt obligations ......        $ 8,545        $   483        $    --        $    --        $ 2,962        $ 5,100
Interest expense ................          4,510          1,007            968            967          1,415            153
Operating lease obligations .....          2,062            587            387            352            679             57
Base salary commitments
   under employment
   agreements ...................          1,057            575            482             --             --             --
                                         -------------------------------------------------------------------------------------
Total contractual obligations....        $16,174        $ 2,652        $ 1,837        $ 1,319        $ 5,056        $ 5,310
                                         =====================================================================================

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

         As of December 31, 2006, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $8.1 million at fixed interest rates of 10% to 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness of $483,000 bear interest rates of 6% to 10.25%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

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

         During the third quarter ended December 31, 2006, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.


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

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On December 31, 2006, 34,837,843 shares of our common stock were issued, of which 1,432,412 were held in treasury, leaving 33,405,431 issued and outstanding. An additional 16,184,956 shares of our common stock were reserved for issuance that would be issued as the result of the exercise of warrants or the conversion of convertible notes and/or convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES WHICH MAKE OUR REVENUES DIFFICULT TO PREDICT.

         While audio conferencing provides a more recurring revenue base, a high percentage of our revenue is attributable to one-time purchases by our customers rather than long-term, recurring, conferencing subscription type contracts. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to achieve or sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger, better-capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins. Additionally, our sales cycle varies depending on the size and type of customer considering a purchase. Potential customers frequently need to obtain approvals from multiple decision makers within their company and may evaluate competing products and services before deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, combined with the license purchase model makes it difficult to predict future quarterly revenues.

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

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring non-accelerated public companies to include in their annual reports on Form 10-K for fiscal years ending after December 15, 2007 a report of management on their company's internal control over financial reporting, including management's assessment of the effectiveness of their company's internal control over financial reporting as of the company's fiscal year end. In addition, the accounting firm auditing a public company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting as well as the operating effectiveness of the company's internal controls for fiscal years ending after December 15, 2008. There is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our accounting firm determines that our internal controls are not designed or operating effectively as required by Section 404, our accounting firm may either disclaim its opinion as it is related to management's assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of our internal controls. If our accounting firm disclaims its opinion or qualifies its opinion as to the effectiveness of our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS

(a)  EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------
3.1(1)     Restated Certificate of Incorporation of the Company
3.2(1)     Bylaws of the Company
3.3(2)     Restated Certificate of Incorporation of the Company
3.4(2)     Amendment of Bylaws of the Company
3.5(3)     Restated Certificate of Incorporation of the Company
3.6(9)     Certificate of Designations of Series A Preferred Stock
3.7(10) Certificate of Amendment of Restated Certificate of Incorporation of the Company
3.8        Revised Certificate of Designations of Series B Preferred Stock
4.1(1)     Form of certificate evidencing ownership of Common Stock of the
           Company
4.6(2)     Form of certificate evidencing ownership of Common Stock of the
           Company
4.7(3)     Form of Convertible Redeemable Subordinated Note
4.9(9)     Form of Redeemable Warrant (2003 Private Placement Offering)
*10.1(14)  The Company's amended and restated stock compensation plan
*10.9(2) Employment Agreement dated November 12, 2000 between the Company and James M. Powers, Jr.
*10.11(15) Employment Agreement dated February 15, 2001 between the Company and
           James L. Dunn, Jr. with Amendments
10.16(6) Asset Purchase Agreement by and among the Company and Quisic Corporation. Common Stock Purchase Agreement by and between the Company and investors
10.17(7)   Asset Purchase Agreement by and among the Company, and Mentergy, Inc.
10.18(16)  Subcontractor Agreement between the Company and Interactive Alchemy,
           Inc. with Amendments 10.20(12) Note Purchase Agreement dated February 12, 2004 between the Company and certain creditors
10.21(12)  Unit Purchase and Agency Agreement dated April 19, 2004 between the
           Company and Cerberus Financial, Inc.
10.22(12)  Placement Agency Agreement dated March 10, 2004 between the Company and Peacock, Hislop, Staley, and Given, Inc.
10.23(11)  Asset Purchase Agreement and Plan of Reorganization by and between the Company and Glyphics Communications, Inc.
*10.24(13) Employment Agreement dated June 1, 2004 between the Company and Gary
           L. Moulton, as amended
10.25(16)  Securities Purchase Agreements effective June 9, 2006
10.26(16)  Registration Rights Agreements effective June 9, 2006
10.27(17)  Amendment to Unit Purchase and Agency Agreement
14.1(13)   Code of Ethics
16(8)      Letter re Change in Certifying Accountant
+31.1      Chief Executive Officer Section 302 Certification
+31.2      Principal Financial Officer Section 302 Certification
+32.1      Chief Executive Officer Section 906 Certification
+32.2      Principal Financial Officer Section 906 Certification

_______________
(1) Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
(3) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
(4)   Previously filed as an exhibit to iLinc's Form 8-K filed October 16, 2001.
(5)   Previously filed as an exhibit to iLinc's Form 8-K filed January 30, 2002.
(6)   Previously filed as an exhibit to iLinc's Form 8-K filed July 2, 2002.
(7) Previously filed as an exhibit to iLinc's Form 8-K filed December 20, 2002.
(8)   Previously filed as an exhibit to iLinc's Form 8-K filed April 3, 2003.
(9) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(10) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.

(11)  Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.
(12) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2004.
(13) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.
(14) Previously filed as an exhibit to iLinc's Annual Proxy Statement dated July 14, 2005.
(15) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.
(16) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2006.
(17) Previously filed as an exhibit to iLinc's Form 8-K filed December 12, 2006.

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


                                            ILINC COMMUNICATIONS, INC.

Dated: February 2, 2007
                                        By: /s/ James M. Powers, Jr.
                                            ------------------------------------
                                        Chairman of the Board, President and
                                        Chief Executive Officer


                                        By: /s/ James L. Dunn, Jr.
                                            ------------------------------------
                                        Senior Vice President & Chief Financial
                                        Officer