Form 10-K
period 2007-03-31
ILINC COMMUNICATIONS INC
filed 2007-06-29
CIK 1042291

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

                                   (MARK ONE)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2007.
                                       OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             FOR THE TRANSITION PERIOD FROM _________ TO _________.
                        COMMISSION FILE NUMBER _________
                                 ______________

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
                                                         ______________

 Securities registered pursuant to                   Name of Exchange on Which
    Section 12(b) of the Act                                Registered
COMMON, $0.001 PAR VALUE PER SHARE                    AMERICAN STOCK EXCHANGE

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

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on the American Stock Exchange as of March 31, 2007, was approximately $13,492,278 using a closing price of $0.66 per share.

         The number of shares of common stock of the registrant, par value $0.001 per share, outstanding at June 25, 2007 was 33,585,431 net of shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement relating to the Annual Meeting of Stockholders of the registrant to be held on August 24, 2007 are incorporated by reference into Part III of this Report.

================================================================================

FORM 10-K REPORT INDEX


                                             PART I
Item 1.     Business...................................................................................4
Item 1A.    Risk Factors...............................................................................10
Item 2.     Properties.................................................................................13
Item 3.     Legal Proceedings..........................................................................13
Item 4.     Submission of Matters to a Vote of Security Holders........................................13
Item 4A.    Executive Officers.........................................................................14


                                             PART II
Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters.......................15
Item 6.     Selected Financial Data....................................................................16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......17
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.................................34
Item 8.     Financial Statements and Supplementary Data................................................35
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......71
Item 9A.    Controls and Procedures....................................................................71
Item 9B.    Other......................................................................................72


                                            PART III
Item 10.    Directors and Executive Officers of the Registrant.........................................72
Item 11.    Executive Compensation ....................................................................72
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
               Shareholder Matters.....................................................................72
Item 13.    Certain Relationships and Related Transactions.............................................72
Item 14.    Principal Accountant Fees..................................................................72


                                             PART IV
Item 15.    Exhibits and Financial Statement Schedules.................................................73

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

         Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, our dependence on our products or services, market demand for our products and services, our ability to attract and retain customers and channel partners, our ability to expand our technological infrastructure to meet the demand from our customers, our ability to recruit and retain qualified employees, the ability of channel partners to successfully resell our products, the status of the overall economy, the strength of competitive offerings, the pricing pressures created by market forces and the risks discussed herein (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). All forward-looking statements included in this report are based on information available to us as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any change in our expectations or in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Our reports are available free of charge as soon as reasonably practicable after such material is electronically filed with the SEC and may be obtained through our Web site located at www.ilinc.com.

             iLinc, iLinc Communications, iLinc Suite, MeetingLinc, LearnLinc, ConferenceLinc, SupportLinc, EventPlus, On-Demand, iReduce, iLinc Enterprise Unlimited and its logos are trademarks or registered trademarks of iLinc Communications, Inc. All other company names and products may be trademarks of their respective companies.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc., a Delaware Corporation, is a leading provider of Web conferencing and audio conferencing software and services. We develop and sell software that provides real-time collaboration and training using Web-based tools. Our four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 9.0. Uses for our four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. We market our products using a direct sales force and a distribution channel consisting of agents, distributors, value added resellers and OEM partners. We allow customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in pricing and payment methods. Our revenues are a mixture of perpetual and periodic licenses of software, subscription revenues from annual software maintenance, hosting and support agreements and audio conferencing services.

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

         Our Web collaboration software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on a periodic basis on either a per-seat, per-month or per-minute basis (the "Subscription Model"). Should they choose to acquire the software using the Purchase Model, then they may either elect to host our software behind their own firewall or they may choose to have iLinc host it for them, depending upon their preferences, budget and IT capabilities. Customers who select the Purchase Model, whether hosted by iLinc or the customer, may also subscribe for ongoing customer support and maintenance and software upgrade services, using a support and maintenance contract with terms from one to five years. The annual maintenance and support fee charged is initially based upon a percentage of the purchase price that varies between 12% and 18% of the purchase license fee paid for the perpetual licenses, with the percentage depending upon the contractual length and pre-payment of the annual maintenance and support agreement. If a customer chooses to have iLinc host their Purchase Model licenses, then the customer is also charged an annual hosting fee equal to 10% of the Purchase Model License fee that was paid for the perpetual license.

         During fiscal 2006, iLinc launched its Enterprise Unlimited perpetual licensing model that enables customers to pay a one-time up-front fee for unlimited, organization-wide Web conferencing, as well as a named-user model that permits a host to subscribe for a limited use room. Those customers who qualify for the iLinc Enterprise Unlimited site license may subscribe to an unlimited use license. The initial iLinc Enterprise Unlimited license fee is determined based upon the number of employees within the customer's organization and various other factors. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are then based upon a fixed rate per-seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged.

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

         iLinc recently launched version 9.0 of the iLinc Suite(TM) in June 2007 as a fully integrated voice and Web conferencing system allowing customers to manage all aspects of their audio and Web session.

OTHER PRODUCTS AND SERVICES

         In addition to the iLinc Suite of products and audio conferencing services, we offer to our customers custom content development services through a subcontractor relationship and an off-the-shelf online library of content that includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College. These other services are a small portion of our overall revenue base and will likely phase out as an offered service over the next three years.

INDUSTRY TRENDS

         Industry analyst Frost and Sullivan in their 2005 World Web Conferencing Market report separates the Web Conferencing vendor community into distinct groups that include: service providers ("Service Providers") and software providers ("Software Providers"). The difference between Service Providers and Software Providers is that the Service Providers effectively only offer Web conferencing as an ASP service or rental model basis. However, Software Providers offer Web conferencing as a solution that can be purchased and owned by customers (whether the software is installed internally by customers or hosted by the software provider). iLinc is one of the only providers that effectively competes in both the Service Provider and Software Provider markets. While we also offer our iLinc Suite as an ASP or per-minute service, the predominate licensing arrangement selected by our customer base remains the Purchase Model. The Web conferencing software market is the faster growing segment, representing about $227 million of the current Web conferencing market. A Frost and Sullivan forecast projects a 40% Compound Annual Growth Rate ("CAGR") between 2002 and 2010 (as compared with the service provider market which is projected to grow at a 22% CAGR for the same time period). The Software Provider market, based upon its higher growth rate, is expected to outgrow the Service Provider market by the end of 2009.

         Another important trend in the industry is the convergence of communication technologies such as audio and Web conferencing and the increase in demand for a single source for both of these capabilities. Frost and Sullivan has noted, in a separate report on audio conferencing, that the demand for integrated audio, Web and video conferencing solutions continues to surge as end user needs for easy-to-use, single-source solutions as well. Developing and providing a truly converged user environment and experience, including the integration of audio, Web and video conferencing technologies, is essential. With the addition of audio conferencing capabilities, we have been able to provide a single source for deeply integrated Web, audio, video as well as Voice-over IP. Increasingly, the option a vendor chooses for Web conferencing determines their selection for audio conferencing. We believe we have already made significant progress in selling audio conferencing to the iLinc customer base and we actively cross sell all of our products and services to all customers. We believe that another benefit of the integrated conferencing approach is customer retention. According to the same Frost and Sullivan report, when Web conferencing and audio conferencing are sold together as an integrated package there is a significant increase in retention of the audio conferencing service. We are continuing to create incentives for our audio customers to be both Web and audio customers to drive this retention.

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

         Second, we believe we offer the HIGHEST LEVEL OF DATA SECURITY commercially available. We believe that we are the only Web conferencing provider that offers a customer-hosted solution with a purchase license option and true point-to-point security with our unique combination of Advanced Encryption Standard and secure socket layer (SSL). All information within a session can be transmitted between meeting attendees securely without any reduction in performance. We believe this aspect of our software has been extremely attractive to government, military and financial organizations as well as to the companies that supply to these entities. We also believe that this solution, combined with other aspects of our software, enables us to be a more reliable solution than our Web conferencing software competitors.

         Third, our solution is SUITABLE AND SCALABLE FOR ENTERPRISE-WIDE DEPLOYMENT. The iLinc Suite contains four modes that address the most common needs for business collaboration within the enterprise. We offer virtual classroom software with our LearnLinc mode, presentation and sales demonstration capabilities with MeetingLinc, customer support with SupportLinc and a mode for Web casts and marketing events with ConferenceLinc. Each of these modes shares a common interface enabling users of one mode to easily understand any of our other modes. We believe this reduces the learning curve for Web conferencing enterprise-wide roll out and we believe increases adoption success. All users can have access to all four modes of the suite. This is an important differentiation because our competition typically charges separate licensing fees for the use of separate modes. Giving users access to the full suite supports the natural migration of Web conferencing usage from department to department. Each of the modes has functionality built specifically for a particular type of activity.

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

         Marketing has developed a plan that incorporates public relations, tradeshows, Web events, Web marketing initiatives and direct marketing (mail and email) efforts messaged in campaigns that speak to the needs of our specific target markets. The goal of our marketing strategy is to drive new business into our customer base and then cross sell our synergistic Web, audio and event product and drive usage of all products to increase the propensity for our customers to make additional purchases.

         The direct sales team is organized by geographic territory and is broken down into distinct groups: Direct Sales sells to organizations that are not yet iLinc customers; Enterprise Sales sells into large existing accounts; and our Event Sales team sells our High-Touch Event Services offering to all sizes of organizations. All of these groups focus their outbound activity on our specific vertical markets of financial services, high technology and professional service organizations. We believe that the target vertical markets have a commonality of meeting four criteria: we have an established customer base in the market; our product feature set is specifically appropriate to the needs of the market; analysts have identified a need within that market for increasing use of Web and audio conferencing; and we believe that we have the potential to capture a portion of the share of such markets.

         iLinc has formed relationships with organizations that market and sell our products and services through their sales distribution channels. The relationships can be categorized into those that act as agents which sell on behalf of iLinc and value added resellers (VAR's) that actively sell our products and provide product support typically to their own existing customer base. As of March 31, 2007, we had over 35 organizations selling our products providing indirect sales in the United States and in countries outside the United States, including Canada, the United Kingdom, The Netherlands,
France, Germany, Colombia, Mexico, India, Greece, Chile and Japan. Our value added resellers execute agreements to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the VAR licenses the product from us and resells the product to its customers. Under those VAR agreements, we record only the amount paid to us by the VAR as revenue and recognize revenue when all revenue recognition criteria have been met.

CUSTOMERS

         Approximately 4,500 corporate, higher education and government customers use iLinc inside of their organizations for their Web and audio conferencing needs. Our corporate customer list includes notable customers in financial services such as Aetna, Allianz Life, Citigroup, Citizens Financial Group, Guardian Life Insurance, Hilliard-Lyons, JPMorgan Chase and St. Paul Travelers Insurance; technology companies such as EDS, Numara Software, Qualcomm, Sabre Holdings, Inc., Sony and Xerox Corporation. We have more than 80 higher education organizations including Benedictine University, Columbia University, Creighton University, CSU Fullerton, Kent State University, Idaho University, LSU, Marist College, University of New Hampshire, National University, Rutgers University, The State Universities of New York, Tulane and Villanova University. iLinc also has an impressive list of state and federal government clients such as the states of Arizona, Louisiana, Oregon, and Utah; and the U.S. Army, Navy, Coast Guard and the Department of Homeland Security. Our reach includes customers both within the United States, Canada, Mexico and outside North America.

AWARDS AND ACKNOWLEDGEMENTS

         We are proud of the recognition received by the Company from leading industry experts including Forrester Research, Gartner and Frost & Sullivan. In May, Gartner Research published the Magic Quadrant for Web Conferencing, 2007 noting iLinc as a visionary. In January 2007, iLinc was identified for the second year in a row as part of the "Best of e-Learning" by e-Learning Magazine. In June 2006, Forrester Research named iLinc as a "Strong Performer" in their report titled "The Forrester WaveTM: Web Conferencing Q2 2006" and recognized iLinc as a "Leading Hosted Web Conferencing Provider." In January 2006, the Company received the 2006 Excellence in Technology Award from industry analyst Frost & Sullivan in which the firm noted that iLinc delivers "...breakthrough technology that addresses real issues facing organizations deploying Web conferencing enterprise-wide." In late 2005, Web conferencing analyst Wainhouse Research noted "iLinc offers a licensing model that supports organizations that have made a strategic commitment to Web conferencing," and in a May 2006 report iLinc was noted to be the "1st virtual classroom product and still a technology leader" by the analyst firm Bersin and Associates. Together with our predecessors, we have been honored with more than 60 awards from notable authorities such as the American Society for Training and Development ("ASTD"), analyst Brandon Hall, and e-Learning Magazine, which selected iLinc as a Best of e-Learning company in 2006. The list of awards includes four National Telly Awards, six Software Service Provider of the Year Awards and two Gold Medals from e-Learning authority Brandon Hall. Software from our organization has taken first place in two Software Shootouts held at the Online Learning conference in which e-Learning professionals decided which products were best-of-class based on functionality and ease of use. Notably, in 2002 our Web conferencing software was voted first place at the synchronous software shootout held at Online Learning Expo besting industry leaders WebEx, Centra and PlaceWare (purchased by Microsoft and now Microsoft Live Meeting). We continue to receive recognition from analysts and notable experts as we maintain a leadership position in the conferencing and collaboration market.

TECHNOLOGY & INTELLECTUAL PROPERTY

          Our existing technology and intellectual property were originally developed by organizations that we have acquired, including the assets from the Mentergy and Glyphics transactions with continued enhancement on our part by our own research and development team. We utilize copyright, trademark and patent protection whenever possible to secure our intellectual property assets. We host our software and provide Internet connectivity from our dedicated servers in Phoenix, Arizona. Our data network is redundant in design and is secure from unauthorized access.

RESEARCH & DEVELOPMENT

         The Company invested a substantial portion of its working capital and resources in the continued development of its software and technologies. We employ full-time engineers, programmers and developers that are located in Troy, New York and Phoenix, Arizona, who are constantly focused on developing new features and enhancements to our existing software offering and expanding that offering with new products and services. The primary focus of our research and development efforts is on improving the functionality and performance of the iLinc Suite as well as developing new features that meet changing market demands. In the 2005 fiscal year, we invested over $1.5 million in direct and indirect research and development activities and $1.4 million in the 2006 fiscal year. In the 2007 fiscal year we invested $1.6 million, $367,000 of which we capitalized as we began production of version 9.0 of our Web collaboration software.

CUSTOMER SERVICE

         We employ full-time Tier 1 and Tier 2 customer support and technical support representatives, who are located in Troy, New York, Springville, Utah, and through outsourced relationships that provide 24x7 access. We are constantly focused on the delivery of high-quality service and support to our existing customer base and channel partners. We offer varying levels of support, depending upon the maintenance and support agreement executed by the customer, which include telephone support through a toll-free number and an email support request system. We also offer access to self-help information that includes a database of frequently asked questions, quick reference and advanced end-user guides, online tutorials and access to a real-time searchable knowledge database. Our response times vary depending upon the issue, but the vast majority of our customer support questions are addressed during the initial support call. Customer issues and support tickets are tracked within our CRM database for use by our technical support teams and customers searching the knowledge database.

COMPETITION

         We believe that our current Web conferencing software has specific and unique characteristics that match the needs of our customers and target markets. The Company intends to leverage these strengths as well as direct product development efforts to continue to enhance the software to meet the specific needs of these markets.

         With our emphasis on our Web collaboration four-product suite, we face competition from various Web conferencing and collaboration software companies including WebEx (now Cisco), Microsoft Live Meeting, and Adobe. The Web collaboration, virtual classroom, and Web conferencing industry continues to change and evolve rapidly, and we expect continued consolidation within the industry. We have identified what we believe to be the principal competitive factors in our markets, including: ease of use, breadth and depth of feature set, quality and reliability of products, pricing, security and our ability to develop and support software license sales in combination with hosting.

EMPLOYEES

         As of March 31, 2007 we employed 88 employees (including six part-time employees). This included 34 employees at our corporate offices in Phoenix, Arizona and 38 employees in our Springville, Utah facility. We also have ten employees located in our development office in Troy, New York and six employees who work remotely in other states. None of our employees are represented by collective bargaining agreements.

         The populations of our functional organizations on March 31, 2007 included 18.5 sales employees, four marketing employees, 24 programming and technical support employees, 35 audio conferencing operators and support employees, and ten finance, executive and administrative employees.

DISCONTINUED OPERATIONS

         The Company began its operations in March of 1998, with the simultaneous roll-up of 50 dental practices and an initial public offering. The Company's initial goals were to provide training and practice enhancement services nationwide to our Affiliated Practices using our proprietary Web-based learning management and financial reporting system. Beginning in April of 2000, the Company modified its affiliated service agreements and commensurate with that change the Company recorded certain charges against earnings during the fiscal years ended March 31, 2002 and March 31, 2001. The Company modified its business plan moving away from its legacy dental practice management business during its fiscal year ended March 31, 2002. Effective January 1, 2004, the Company was no longer engaged in the dental practice management business and has reflected such business segment as a discontinued operation.

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

WE HAVE LIMITED FINANCIAL RESOURCES AND MAY NOT REMAIN PROFITABLE.

         We have limited financial resources at our disposal. We have long-term obligations that are due in 2010 and 2012 that we will not be able to satisfy without additional debt and/or equity capital and/or ultimately generating sufficient profits and sufficient cash flows from our Web conferencing and audio conferencing operations. If we are unable to remain profitable, we will face increasing demands for capital. We may not be successful in raising additional debt or equity capital and may not remain profitable. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the short term.

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On March 31, 2007, 33,585,431 shares of our common stock were issued and outstanding, net of treasury shares. An additional 16,196,216 shares of our common stock were reserved for issuance that would be issued as the result of the exercise of warrants or the conversion of convertible notes and/or convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

THE LOSS OF THE SERVICES OF OUR SENIOR EXECUTIVES AND KEY PERSONNEL WOULD LIKELY CAUSE OUR BUSINESS TO SUFFER.

         Our success depends to a significant degree on the performance of our senior management team. The loss of any of these individuals could harm our business. We do not maintain key person life insurance for any officers or key employees other than on the life of James M. Powers, Jr., our Chairman, President and CEO, with that policy providing a death benefit to the Company of $1.0 million. Our success also depends on the ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing and professional services personnel. To the extent we are unable to attract and retain a sufficient number of additional skilled personnel, our business will suffer.

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

SALES IN FOREIGN JURISDICTIONS BY OUR INTERNATIONAL DISTRIBUTOR NETWORK AND US MAY RESULT IN UNANTICIPATED COSTS.

         We have limited experience in international operations and may not be able to compete effectively in international markets. We face certain risks inherent in conducting business internationally, such as:

         o our inability to establish and maintain effective distribution channels and partners;
         o    the varying technology standards from country to country;
         o our inability to effectively protect our intellectual property rights or the code to our software;
         o our inexperience with inconsistent regulations and unexpected changes in regulatory requirements in foreign jurisdictions;
         o    language and cultural differences;
         o    fluctuations in currency exchange rates;
         o    our inability to effectively collect accounts receivable; or,
         o our inability to manage sales and other taxes imposed by foreign jurisdictions.

THE GROWTH OF OUR BUSINESS SUBSTANTIALLY DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW SERVICES AND FEATURES IN A TIMELY MANNER.

         With our focus on our Web and audio conferencing products and services, our growth depends on our ability to continue to develop new features, products and services around that software and product line including the ability to operate our software in non-Windows based operating systems (e.g., MAC and Linux). We may not successfully identify, develop, and market new products and features in a timely and cost-effective manner. If we fail to develop and maintain market acceptance of our existing and new products to offset our continuing development costs, then our net losses will increase and we may not be able to achieve or sustain profitability on a consistent basis.

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

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring non-accelerated public companies to include in their annual reports on Form 10-K for fiscal years ending after December 15, 2007 a report of management on their company's internal control over financial reporting, including management's assessment of the effectiveness of their company's internal control over financial reporting as of the company's fiscal year end. In addition, the accounting firm auditing a public company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting, as well as, the operating effectiveness of the company's internal controls for fiscal years ending after December 15, 2008. There is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our accounting firm determines that our internal controls are not designed or operating effectively as required by
Section 404, our accounting firm may either disclaim its opinion as it is related to management's assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of our internal controls. If our accounting firm disclaims its opinion or qualifies its opinion as to the effectiveness of our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

ITEM 2.  PROPERTIES

         We maintain corporate headquarters in Phoenix, Arizona and have occupied that 9,100 square foot Class A facility since the Company's inception in 1998. The Phoenix office can accommodate up to 65 employees and is fully equipped with up-to-date computer equipment and server facilities. On May 5, 2006, the Company extended its lease on its Phoenix location to February 28, 2012. The Phoenix lease requires a monthly rent and operating expenses of approximately $25,000.

         We also maintain a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research and development, and technical support. On July 5, 2006, we amended the New York lease that now expires on June 30, 2009. The New York lease requires a monthly rent and operating expenses of $4,000.

         We also maintain offices in Springville, Utah, occupying a Class A facility in two adjacent buildings in approximately 16,000 square feet. The Springville lease expires in January of 2008. The Springville offices can accommodate up to 100 employees and is fully equipped with up-to-date computer equipment. The Springville lease requires a monthly rent and operating expenses of approximately $15,000.

ITEM 3.  LEGAL PROCEEDINGS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

             The following table sets forth certain information concerning the executive officers of the Company (ages are as of March 31, 2007):

James M. Powers, Jr.  51   Chairman, President and Chief Executive Officer
James L. Dunn, Jr.    45   Senior Vice President, Chief Financial Officer and
                           General Counsel
Gary Moulton          38   Senior Vice President of Audio Conferencing Services


JAMES M. POWERS, JR.
Chairman, President and Chief Executive Officer

         Dr. James M. Powers, Jr. has served as Chairman, President and CEO of the Company since December 1998. Dr. Powers led the Company through its initial growth and acquisition phase and subsequent transformation to an integrated communications company providing Web, audio, video, and Voice-over IP solutions. Dr. Powers joined the Company through the merger with Liberty Dental Alliance, Inc., a Nashville-based company where he was the founder, Chairman, and President from 1997 to 1998. Dr. Powers was a founder and Chairman of Clearidge, Inc., a privately held bottled water company in Nashville, Tennessee from 1993 to 1999, where he led Clearidge through 13 acquisitions over three years to become one of the largest independent bottlers in the Southeast, before selling the company to Suntory Water Group, Inc. Dr. Powers also was a founder and Director of Barnhill's Buffet, Inc., a privately held chain of 48 restaurants in the Southeast with over $100 million in annual revenues, which was sold in early 2006. He received his Bachelor of Science Degree from the University of Memphis, a Doctor of Dental Surgery Degree from The University of Tennessee, and his MBA from Vanderbilt University's Owen Graduate School of Management.

JAMES L. DUNN, JR.
Senior Vice President, Chief Financial Officer and General Counsel

         James L. Dunn, Jr., assisted with the formation of the Company and was an integral part of the Company's initial public offering. Since the Company's inception, Mr. Dunn has been responsible for all corporate development activities, including most recently the acquisition of its Web conferencing and audio conferencing assets. Mr. Dunn is an attorney and assumed the role of General Counsel in March of 2000. He managed the legal transition of the Company from its legacy business beginnings to its current Web and audio conferencing focus. Mr. Dunn is also a CPA and assumed the role of CFO in June of 2005. He received his law degree from Southern Methodist University School of Law in 1987 and his Bachelor's Degree in Business Administration-Accounting from Texas A & M University in 1984.

GARY MOULTON
Senior Vice President of Audio Conferencing Services

         Gary Moulton brings more than 15 years of sales, management and customer service experience to iLinc Communications. Moulton brings a decades worth of audio services and audio conferencing experience to iLinc, having founded Glyphics Communications in 1995. Moulton grew Glyphics into a leading provider of phone conferencing and audio conferencing events, developing a proprietary online seminar registration system for large audio events. As a member of the Glyphics' Board of Directors and as President and Chief Executive Officer, he was responsible for developing and implementing corporate vision and strategy. Prior to starting Glyphics, Moulton was manager of inside sales and customer service for Cookietree Bakeries, Inc., a national food service company. Moulton also served for four years in the United State Marine Corps.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION, HOLDERS, AND DIVIDENDS

         The Company's common stock has been traded on the American Stock Exchange system under the symbol "ILC" since February 6, 2004. The following table sets forth the range of the reported high and low sales prices of the Company's common stock for the years ended March 31, 2007 and 2006:

         2007                                                       HIGH   LOW
         ---------                                                 ------ ------
         First Quarter ..........................................  $0.65  $0.34
         Second Quarter..........................................  $0.54  $0.39
         Third Quarter...........................................  $0.81  $0.49
         Fourth Quarter..........................................  $0.82  $0.55

         2006                                                      HIGH    LOW
         ---------                                                ------- ------
         First Quarter........................................... $0.38   $0.25
         Second Quarter.......................................... $0.30   $0.18
         Third Quarter........................................... $0.34   $0.15
         Fourth Quarter.......................................... $0.49   $0.24

         As of June 25, 2007, the closing price of our common stock was $0.71 per share and there were approximately 319 holders of record, as shown on the records of the transfer agent and registrar of common stock. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock.

         The Company has not paid any cash dividends on its common stock in the past and does not plan to pay any cash dividends on its common stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

EQUITY COMPENSATION PLANS

         The table below provides information relating to our equity compensation plans as of March 31, 2007.

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
Plan Category                               Warrants and Rights     Warrants and Rights          Column)
------------------------------------------------------------------------------------------------------------------

Equity compensation plans approved by
security holders                                 3,138,552                 $1.11                1,710,810

Equity compensation plans approved by
security holders                                   450,000                 $2.00                   ----

Equity compensation plans not approved
by security holders                                ----                     ----                   ----
                                         --------------------------                      -------------------------
Total                                            3,588,552                                      1,710,810
                                         ==========================                      =========================

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its Chief Executive Officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The shares 100% vest after ten years from the date of grant or upon attaining the following price performance criteria: 150,000 shares vest if the share price trades for $4.50 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $8.50 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $12.50 per share for 20 consecutive days.

         On June 23, 2006, the Compensation Committee of the Board of Directors amended the vesting performance criteria hurdles as follows: 150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days. All other aspects of the grant remained the same.

SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities during the fiscal year ending March 31, 2007.

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


                                                 YEAR ENDED  YEAR ENDED  YEAR ENDED  YEAR ENDED  YEAR ENDED
                                                  MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,
STATEMENT OF OPERATIONS DATA:                       2007        2006        2005       2004(*)     2003(*)
                                                  --------    --------    --------    --------    --------
Revenues
  Software licenses ...........................   $  4,177    $  3,014    $  3,274    $  2,240    $    446
  Subscription and audio services .............      7,501       7,070       5,052       1,195       1,117
  Maintenance and professional services .......      2,517       2,448       2,043       2,471       2,513
                                                  --------    --------    --------    --------    --------
    Total revenue .............................     14,195      12,532      10,369       5,906       4,076
Cost of revenues and operating expenses .......     12,372      11,749      13,743       7,293       6,748
                                                  --------    --------    --------    --------    --------
Income (loss) from operations .................      1,823         783     (3,374)     (1,387)     (2,672)
                                                  --------    --------    --------    --------    --------
Income (loss) from continuing operations before
  income taxes ................................        131      (1,254)     (5,199)     (2,293)     (3,889)

Income taxes ..................................         85          --          --          --          --
                                                  --------    --------    --------    --------    --------
Income (loss) from continuing operations ......         46      (1,254)     (5,199)     (2,293)     (3,889)
Income (loss) from discontinued operations ....         10          83        (128)        275         133
                                                  --------    --------    --------    --------    --------
Net income (loss) .............................         56      (1,171)     (5,327)     (2,018)     (3,756)
Preferred stock dividends .....................       (153)       (130)       (105)        (75)         --
Imputed preferred stock dividends .............         --         (55)         --        (247)         --
                                                  --------    --------    --------    --------    --------
Loss available to common shareholders .........   $    (97)   $ (1,356)   $ (5,432)   $ (2,340)   $ (3,756)
                                                  ========    ========    ========    ========    ========

Loss per common share - basic and
    Diluted
   From continuing operations .................   $     0.00    $  (0.05)   $  (0.23)   $  (0.16)   $  (0.25)
   From discontinued operations ...............         0.00          --          --        0.02        0.01
                                                  --------    --------    --------    --------    --------
   Net loss per common share .........   $     0.00    $  (0.05)   $  (0.23)   $  (0.14)   $  (0.24)
                                                  ========    ========    ========    ========    ========

BALANCE SHEET DATA:
Cash and cash equivalents .....................   $  1,057    $    466    $    532    $    292    $    409
Working capital (deficit) .....................        912      (1,941)     (4,251)     (3,113)     (2,984)
Assets of discontinued operations .............         --          --         114         301         620
Total assets ..................................     18,338      16,000      17,229      12,460      12,423
Long-term debt, less current maturities .......      8,399       8,467       8,822       6,404       7,901
Long-term debt discount and beneficial
  conversion feature...........................       (993)     (1,493)     (2,120)     (1,960)     (2,038)
Liabilities of discontinued operations ........         --          53         263          --          --
Total shareholders' equity ....................      6,451       4,370       3,670       3,366       2,320
______________

   (*) Effective January 1, 2004, the Company discontinued its dental practice management services. The Company has restated its historical results and selected financial data to reflect its dental segment as a discontinued operation.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth summary quarterly results of operations for the Company for the years ended March 31, 2007 and 2006:





                                                                    FIRST      SECOND       THIRD       FOURTH
2007                                                               QUARTER     QUARTER     QUARTER     QUARTER
----                                                               --------    --------    --------    --------
                                                                              (IN THOUSANDS, EXCEPT
                                                                                PER SHARE AMOUNTS)
 Net revenue ...................................................   $  3,605    $  3,451    $  3,651    $  3,488
 Cost of revenues and operating expenses .......................      3,054       2,912       3,132       3,274
 Income from operations ........................................        551         539         519         214
 Income (loss) from continuing operations before income taxes ..        123         157         (35)       (114)
 Income taxes ..................................................         --          --          --          --
 Income (loss) from continuing operations ......................        123         157         (35)       (114)
 Income (loss) from discontinued operations ....................         11          (1)         --          --
 Income taxes ..................................................         --          --          --          --
 Net income (loss) .............................................   $    134    $    156    $    (35)   $   (114)
 Income taxes ..................................................         --          --          --         (85)
 Income (loss) available to common shareholders ................   $     95    $    116    $    (73)   $   (235)
 Basic and diluted per share data: (1)
   Income (loss) per common share from continuing operations ...   $   0.00    $   0.00    $  (0.00)   $  (0.01)
   Income (loss) per common share from discontinued
       operations ..............................................   $   0.00    $   0.00    $  (0.00)   $  (0.00)
 Weighted average common share outstanding:
   Basic .......................................................     28,818      33,020      33,190      33,411
   Diluted .....................................................     28,944      33,227      33,190      33,411

                                                                    FIRST      SECOND       THIRD       FOURTH
2006 (2)                                                           QUARTER     QUARTER     QUARTER     QUARTER
----                                                               --------    --------    --------    --------
                                                                              (IN THOUSANDS, EXCEPT
                                                                                PER SHARE AMOUNTS)
Net revenue ....................................................   $  2,673    $  3,005    $  3,274    $  3,580
Cost of revenues and operating expenses ........................      3,131       2,653       2,855       3,110
(Loss) income from operations ..................................       (458)        352         419         470
(Loss) income from continuing operations before income taxes ...       (892)       (526)        137          27
Income taxes ...................................................         --          --          --          --
(Loss) income from continuing operations .......................       (892)       (526)        137          27
Income from discontinued operations ............................          7           5          70           1
(Loss) income ..................................................   $   (885)   $   (521)   $    207    $     28
(Loss) income available to common shareholders .................   $   (910)   $   (602)   $    167    $    (11)
Basic and diluted per share data: (1)
  Loss per common share from continuing operations .............   $  (0.04)   $  (0.02)   $  (0.01)   $  (0.00)
  Income per common share from discontinued operations .........         --          --          --          --
Weighted average common share outstanding:
  Basic ........................................................     24,145      25,855      27,114      27,186
  Diluted ......................................................     24,145      25,855      27,115      27,186

______________

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to stock transactions that occurred.

(2) Amounts previously reported in prior periods have changed due to reclassifications.

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

COMPANY OVERVIEW

         We sell our software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. We market our products using a direct sales force and a distribution channel consisting of agents, distributors, value added resellers and OEM partners. We allow customers to choose between purchasing a perpetual license and subscribing to a term license, thereby providing flexibility in pricing and payment methods. Our revenues are derived from a mixture of sales of licenses of software, monthly recurring revenues from annual maintenance, hosting and support agreements and from audio conferencing products and services.

         Our Web collaboration software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on a periodic basis on either a per-seat, per-month or per-minute basis (the "Subscription Model"). Should the customer choose to acquire the software using the Purchase Model, then it may either elect to host our software behind its own firewall or it may choose to have iLinc host it for the customer, depending upon the customer's preferences, budget and IT capabilities. Customers who select the Purchase Model, whether hosted by iLinc or the customer, may also subscribe for ongoing customer support and maintenance and software upgrade services, by entering into a support and maintenance contract with a term from one to five years. The annual maintenance and support fee charged is initially based upon a percentage of the purchase price that varies between 12% and 18% of the license fee paid for the perpetual licenses, with the percentage depending upon the contractual length and the timing of payment of the annual maintenance and support agreement. If a customer chooses to have iLinc host its Purchase Model licenses, then the customer is also charged an annual hosting fee equal to 10% of the Purchase Model license fee that was paid for the perpetual license.

         During fiscal 2006, iLinc launched its Enterprise Unlimited perpetual licensing model that enables customers to pay a one-time up-front fee for unlimited, organization-wide Web conferencing, as well as a named-user model that permits a host to subscribe for a limited use room. Those customers who qualify for the iLinc Enterprise Unlimited site license may subscribe to an unlimited use license. The initial iLinc Enterprise Unlimited license fee is determined based upon the number of employees within the customer's organization and various other factors. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are then based upon a fixed price or upon an associated rate per-seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged.

         Customers choosing the Subscription Model pay a fee per seat (concurrent connection) on either a per-month or per-year basis depending upon the length and term of the subscription agreement. Hosting and maintenance are included as a part of the monthly or annual rental fees. Customers may also obtain Web conferencing and audio conferencing on a per-minute basis using the iLinc On-Demand product. Those choosing the iLinc On-Demand product pay on a monthly basis typically without contractual commitment.

         In addition to the Web conferencing and audio conferencing products and services, we offer custom content development services through a subcontractor relationship and an off-the-shelf online library of content includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College. These other services are a small portion of our overall revenue base and will likely phase out as an offered service over the next three years.

PERFORMANCE MEASURES AND INDICATORS

         In evaluating our operating performance, we consider levels of revenues, gross profit, operating income and net income to be important indicators. Over the past three fiscal years, we have succeeded in increasing revenues at a faster rate than our cost of revenues and operating expenses. Therefore, while revenues, cost of revenues and operating expenses all have increased during this period, total cost of revenues as a percentage of revenues and operating expenses as a percentage of revenues each have decreased over the past three fiscal years. Our goal is for this trend to continue as we seek to manage increases in expenses at the same time we seek to increase revenues.

         In evaluating our liquidity, we evaluate levels of current assets, current liabilities and accounts receivable, aging of accounts receivable and maturities of debt and obligations under long term leases. Our levels of current assets, including accounts receivable, at March 31, 2007 were significantly higher than our levels of current assets at March 31, 2006, while our current liabilities at March 31, 2007 were approximately $700,000 less than our level of current liabilities at March 31, 2006. As a result, we had working capital of $912,000 at March 31, 2007 compared to a working capital deficit of $1.9 million at March 31, 2006. Our accounts receivable, net of allowance for doubtful accounts, were $2.5 million and $2.2 million at March 31, 2007 and March 31, 2006, respectively. Accounts receivable increased, which was consistent with increased revenues when comparing fiscal 2007 to fiscal 2006. The aging of receivables has remained consistent when comparing March 31, 2007 to March 31, 2006, with accounts receivable under 30 days making up 87% and 85% of the total receivable balance, respectively. As indicated below, in the table under the caption "Contractual Obligations" at March 31, 2007 long term debt due in less than one year, capital lease obligations due in less than one year, interest expense for the coming year and operating lease obligations for the coming year aggregated $143,000, $45,000, $1.0 million and $539,000 respectively. We anticipate that cash flow from operations should be sufficient to allow us to meet these obligations without raising additional capital.

         As indicators of future financial performance, our management evaluates current number of seats (concurrent license) sold, average sales price per transaction, average sales cycle, quota achievement by the direct sales staff, the number of current transactions, the average sales amount per transaction, the percentage each product sold contributes to total revenue and the trends indicated by these factors.

         External factors that our management considers in analyzing our performance include projected growth rates for our industry, rates of penetration of use of our product categories in the corporate sector and telecommunications growth and rate structures. We consider these factors important since they permit us to better project capital needs and growth trends that support our assertions of profitability and cash flow. Analysis of these trends indicates that we are having increasing success from our direct sales staff, with that success is likely to translate into increasing revenue and an increasing bottom line should overhead trends remain consistent with historical patterns. We expect overhead to remain relatively flattened, except for incremental increases in sales and marketing costs associated and in proportion to revenue growth. We see increasing demand for audio conferencing and web conferencing usage in the business, education and government sectors alike, and we expect these trends to continue over the next three years.

         The following table shows certain items from our income statement as a percentage of revenues:

                                                       YEAR ENDED               YEAR ENDED               YEAR ENDED
                                                     MARCH 31, 2007           MARCH 31, 2006           MARCH 31, 2005
                                                -----------------------  ----------------------- ------------------------
Revenues
   Software licenses.........................   $     4,177       29.0%  $     3,014       24.1% $     3,274        31.6%
   Subscription and audio services...........         7,501       53.0%        7,070       56.4%       5,052        48.7%
   Maintenance and professional services.....         2,517       18.0%        2,448       19.5%       2,043        19.7%
                                                -----------------------  ----------------------- ------------------------
       Total revenues........................        14,195      100.0%       12,532      100.0%      10,369       100.0%
                                                -----------------------  ----------------------- ------------------------

Cost of revenues
   Software licenses.........................           131        0.9%           51        0.4%         154         1.5%
   Subscription and audio services...........         3,642       25.7%        3,881       31.0%       3,799        36.6%
   Maintenance and professional services.....           787        5.5%          827        6.6%         792         7.6%
   Amortization of acquired developed
     technology..............................           269        1.9%          376        3.0%         451         4.4%
                                                -----------------------  ----------------------- ------------------------
       Total cost of revenues................         4,829       34.0%        5,135       41.0%       5,196        50.1%
                                                -----------------------  ----------------------- ------------------------

Gross profit                                          9,366       66.0%        7,397       59.0%       5,173        49.9%
                                                -----------------------  ----------------------- ------------------------

Operating expenses
   Research and development..................         1,276        9.0%        1,392       11.1%       1,545        14.9%
   Sales and marketing.......................         3,696       26.0%        3,075       24.5%       4,078        39.3%
   General and administrative................         2,571       18.1%        2,147       17.1%       2,924        28.2%
                                                -----------------------  ----------------------- ------------------------
       Total operating expenses..............         7,543       53.1%        6,614       52.8%       8,547        82.4%
                                                -----------------------  ----------------------- ------------------------
Income (loss) from operations................   $     1,823       12.8%  $       783        6.2% $    (3,374)      (32.5%)
                                                -----------------------  ----------------------- ------------------------

RESULTS OF OPERATIONS

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the 12 months ended March 31, 2007 ("fiscal 2007") and March 31, 2006 ("fiscal 2006") were $14.2 million and $12.5 million, respectively, an increase of $1.7 million or 13%. Software license revenues increased $1.2 million or 39% from $3.0 million in fiscal 2006 to $4.2 million in fiscal 2007, as the result of agreements with OEM licensing fees and channel sales of $694,000 and off-the-shelf courseware of

$204,000. In addition, direct sales increased by $265,000 as a result of an increase in the number of licenses and the price per license sold. Subscription and audio services revenues increased $431,000 or 6% from $7.1 million in fiscal 2006 to $7.5 million in fiscal 2007, as the result of increased audio per minute usage of $280,000 and an increase in hosting revenues of $151,000, which are driven by increases in license sales year on year and sustaining the customer base. Maintenance and professional services revenues increased $69,000 or 3% from $2.4 million in fiscal 2006 to $2.5 million in fiscal 2007, as the result of an increase in maintenance fees of $247,000 from renewals as the customer base continues to grow. In addition, we recognized an increase in training, storage and recording revenues of $84,000. The increases were partially offset by a decrease in our custom content revenues of $253,000. This is a variable component of our revenues related to work performed by our subcontractor, Interactive Alchemy. For fiscal 2007, software license revenues were 29% of total revenue, subscription and audio services revenues were 53% of total revenue and maintenance and professional services revenues were 18% of total revenue, as compared to 24%, 56% and 20%, respectively, for fiscal 2006. We expect software license revenues and indirect subscription license revenue to continue to become a larger percentage of total revenues as total revenues increase given our focus on the software Purchase Model and indirect sales model. We expect sales from custom content services and off-the-shelf license sales decline.

         Total revenues from continuing operations generated for fiscal 2006 and fiscal 2005 were $12.5 million and $10.4 million, respectively, an increase of $2.1 million or 20%. Software license revenues decreased $260,000 or 8% from $3.3 million in fiscal 2005 to $3.0 million in fiscal 2006 as the result of a reduction in non-core off-the-shelf sales. Subscription and audio services revenue increased $2.0 million or 39% from $5.1 million in fiscal year 2005 to $7.1 million in fiscal 2006, as a result of recognition of audio services revenue for a full 12 months as opposed to ten months in fiscal 2005 as the result of the Glyphics transaction. Maintenance and professional services revenue increased $405,000 or 20% from $2.0 million in fiscal 2005 to $2.4 million in fiscal 2006, as the result of an increase in license revenue. Since maintenance and hosting revenues are sold with license sales, increases in license revenue will cause a proportionate increase in maintenance revenue, a trend we expect to continue as license revenues rise. For fiscal 2006, software license revenues were 24% of total revenue, subscription and audio services revenues were 56% of total revenue and maintenance and professional services revenue were 20% of total revenues, as compared to 37%, 49% and 20%, respectively, for fiscal 2005.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of software license revenues is driven by the types of software licenses sold. It consists of royalty fees paid on certain off-the-shelf products, if any, sold, and sales rebates to distribution partners on the sale of certain software products. Cost of software license revenues for fiscal 2007 and fiscal 2006 were $131,000 and $51,000 respectively, an increase of $80,000 or 150%. The increase was related to an increase in royalty fees arising from the sale of certain off-the-shelf courseware. Cost of software license revenue was approximately 0.9% of total revenues in fiscal 2007 and approximately 0.4% of total revenues in fiscal 2006. We expect the cost of software license revenues to remain a very small percentage of total license revenue, which will arise only from royalties which may be due from the sale of off-the-shelf courseware. Cost of software license revenues for fiscal 2006 and fiscal 2005 were $51,000 and $154,000, respectively, a decrease of $103,000 or 67%. The decrease is related to a decrease in third party usage fees for the Company's non-core off-the-shelf product. Cost of software license revenue was approximately 0.4% of total revenues in fiscal 2006 and approximately 1.5% of total revenues in fiscal 2005. We expect the cost of revenue for license sales to remain a very small fraction of license revenue that is not likely to exceed 2%.

         Cost of subscription and audio services revenue uses a fully allocated overhead method that includes an allocation of salaries and allocable expenses resulting from the delivery of our hosted Web conferencing services, together with all expenses associated with the delivery of our audio conferencing services. Expenses related to our audio conferencing services that are accrued as cost of revenues include salaries and allocable expenses of our telephone operators, allocated facilities costs, allocated technical support costs for support services, together with all direct telecommunication expenses for long distance and local dial tone connectivity, and finally allocable depreciation and amortization expense related to our audio conferencing assets. Cost of subscription and audio services for fiscal 2007 and fiscal 2006 were $3.6 million and $3.9 million, respectively, a decrease of $239,000 or 6%. The decrease was primarily a result of the complete depreciation in May 2006 of certain audio conferencing and computer equipment, which resulted in a decrease in depreciation expense of $620,000 in fiscal 2007. The decrease was partially offset by increases in telecommunications costs of $314,000 related to the increase in audio customer per-minute usage, salaries expense of $57,000 related to an increase in operators to accommodate the increased usage, as well as, 2007 was the first fiscal year we were required to record stock compensation expense, and office expenses of $83,000. The increase in office expense is primarily due to a one-time elimination of liabilities associated with the Glyphics acquisition in fiscal 2006 primarily related to maintenance expense for audio bridges that was determined not to be due by the vendor. Overall, we expect the cost of audio conferencing services to rise with increases in audio conferencing revenue and the percentage to remain relatively consistent for the next three years. Cost of subscription and audio conferencing revenue was approximately 25% of total revenues in fiscal 2007 and approximately 31% of total revenues in fiscal 2006.

         Cost of subscription and audio services revenues for fiscal 2006 and fiscal 2005 were $3.9 million and $3.8 million, respectively, an increase of $82,000 or 2%. The overall increase in costs was due to the inclusion of revenues resulting from the Glyphics audio conferencing acquisition for a full year in fiscal 2006 compared to ten months in fiscal 2005. The increase was partially offset by a reduction of estimates of liabilities assumed with that acquisition of $355,000, primarily in the second and third quarters of fiscal 2006. During fiscal 2006, we determined through review of the liabilities and confirmation with Glyphics vendors that these liabilities were not owed and could be eliminated as a one-time reduction to expenses. Cost of subscription and audio conferencing revenues was approximately 31% of total revenues in fiscal 2006 and approximately 37% of total revenues in fiscal 2005.

         Cost of maintenance and professional services' revenue include an allocation of technical support personnel and facilities costs allocable to those services revenues consisting primarily of a portion of our facilities costs, communications and depreciation expenses. However, by far the largest and most variable component of the cost of maintenance and professional services arises from the amount due to our third-party subcontractor, which is a fixed proportion of the custom content revenue earned. The cost of maintenance and professional services for fiscal 2007 and fiscal 2006 was $787,000 and $827,000, respectively, a decrease of $40,000 or 5%. Revenues from our custom content subcontractor were down; therefore, the decrease in cost of maintenance and professional services directly correlates to the decreased revenues. Cost of maintenance and professional services revenue was approximately 7% of total revenues in each of fiscal 2007 and fiscal 2006. We expect that the increase in cost of maintenance and professional services revenue will vary proportionately and directly with the amount of professional services revenue earned in a quarter. Cost of maintenance and professional services revenue for fiscal 2006 and fiscal 2005 was $827,000 and $792,000, respectively, an increase of $35,000 resulting from an increase in custom content revenues. Cost of maintenance and professional services revenue was approximately 7% of total revenues in fiscal 2006 and approximately 8% of total revenue in fiscal 2005.

         Amortization of acquired developed technology consists of amortization of acquired software technology and other assets acquired in the Mentergy, Glyphics and Quisic acquisitions. Amortization of acquired technology for fiscal 2007 and fiscal 2006 was $269,000 and $376,000, respectively, a decrease of $107,000 which is related to the full amortization in fiscal 2006 of the software technology from the Mentergy acquisition. Amortization of acquired developed technology for fiscal 2006 and fiscal 2005 was $376,000 and $451,000, respectively, a decrease of $75,000 which is related to the full amortization of the software technology from the Quisic acquisition.

GROSS PROFIT

         As the result of the foregoing, the Company's gross profit (total revenues less total cost of revenues) increased from $5.2 million in fiscal 2005 to $7.4 million in fiscal 2006 to $9.4 million in fiscal 2007. We expect to see gross profit increase as revenues increase in dollar amount and as a percentage as revenues rise since most of the cost of sales are either fixed (amortization) or are associated only with audio conferencing and custom-content service revenue.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Total operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses. We incurred operating expenses of $7.5 million in fiscal 2007, an increase of $929,000 or 14% from $6.6 million in fiscal 2006. This increase is due to increases in sales and marketing expenses of $621,000, and in general and administrative expenses of $424,000, which was partially offset by a decrease in research and development expense of $116,000. Fiscal 2006 operating expenses were $6.6 million, a decrease of $1.8 million or 21% from fiscal 2005 operating expenses of $8.5 million. This decrease was due to a decrease in research and development costs of $153,000, a decrease in sales and marketing costs of $1.0 million and a decrease in general and administrative costs of $777,000. Total operating expenses were 53%, 53% and 82% of total revenues in fiscal 2007, 2006 and 2005, respectively. In fiscal 2006, our management established a program to reduce operating expenses, the results of which are reflected in our levels of operating expenses for fiscal 2007 and fiscal 2006 as compared to fiscal 2005.

         Research and development expenses represent expenses incurred in connection with the continued development and enhancement of our software products and new versions of our software. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocations and allocated depreciation and amortization expense. Research and development expenses for fiscal 2007 and fiscal 2006 were $1.3 million and $1.4 million respectively, a decrease of $116,000 or 8%. During the first quarter of fiscal 2007, we began capitalizing identified direct expenses associated with a specific software development upon achieving technological feasibility for version 9.0 of our Web collaboration software in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We will continue to capitalize those direct costs until the new software product is ready for distribution and sale to our customers. Once the product is released, we will amortize these software development costs over a three year period. Most of the decrease in research and development expenses for fiscal 2007 is attributable to the capitalization of those software development costs that would otherwise have been expensed. For example, salary and benefit expense and professional services expenses attributable to research and development expense in fiscal 2007 decreased by $102,000 and $95,000, respectively, but a substantial portion of this reduction represents expense that was incurred, but capitalized. Office expense allocated to research and development increased by $99,000 in fiscal 2007 because an annual quality assurance service contract accounted for as a prepaid asset began to be amortized as well as other new annual subscription software contracts during the period. Taking into account the decrease in current expense in fiscal 2007 resulting from the capitalization of version 9.0 software development costs and the increase in expense anticipated from amortization of those costs in fiscal 2008, accompanied by an increase in salary and benefit expense since a portion of that expense had been capitalized in fiscal 2006 and 2007, we expect research and development costs to increase in fiscal 2008. Research and development expense was approximately 9% of total revenues in fiscal 2007 and approximately 11% of total revenues in fiscal 2006.

         Fiscal 2006 research and development expenses were $1.4 million, a decrease of $153,000 or 10% from fiscal 2005 research and development expenses of $1.5 million. The decrease is primarily the result of decreased salaries and benefits of $178,000 related to an overall decrease in the number of employees dedicated to research and development in fiscal 2006. Research and development expense was approximately 11% of total revenues in fiscal 2006 and approximately 15% of total revenues in fiscal 2005.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising and other marketing expenses. Sales and marketing expenses were $3.7 million and $3.1 million for fiscal 2007 and fiscal 2006, respectively, an increase of $621,000 or 20%. The increase was a result of increased expenses in advertising and marketing of $576,000 and in professional services of $85,000. Sales and marketing expenses were 26% of total revenue in fiscal 2007 and 25% of total revenue in fiscal 2006. We expect sales and marketing expenses to increase in amount as revenues increase, but expect that the percentage of sales and marketing expenses incurred in relation to total revenue to remain consistent.

         Sales and marketing expenses were $3.1 million and $4.1 million for fiscal 2006 and fiscal 2005, respectively, a decrease of $1.0 million or 24%. The decrease primarily resulted from decreased salaries and related benefits of $547,000 due to a decrease in the average number of sales and marketing employees, decreases in marketing expenses, trade show attendance and advertising costs resulting from a cost reduction program we implemented in August 2005. Overall, overhead was reduced primarily in the second and third quarter of fiscal 2006. In fiscal 2006 as compared to fiscal 2005, marketing expenses decreased by $298,000, travel and entertainment expenses decreased $51,000, recruiting fees decreased by $57,000 and general office and other overhead expenses decreased by $154,000. Sales and marketing expense in fiscal 2006 also included costs related to the amortization of customer lists and intangibles from the Glyphics acquisition of $200,000. Sales and marketing expenses were 25% of total revenue in fiscal 2006 and 39% of total revenue in fiscal 2005.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing activities, with the bulk of those general and administrative expenses comprised of salaries, rent and the costs directly associated with being a public company, including accounting costs, legal costs and fees. During fiscal 2007 and 2006, general and administrative expenses from continuing operations were $2.6 million and $2.1 million, respectively, an increase of $424,000 or 20%. The increase is primarily a result of increased office expenses of $134,000 resulting from investments in annual software subscriptions for a new accounting general ledger package, an equity administration package and a human resources package, originally recorded as prepaid assets and amortized to office expense. In addition general expenses that were previously allocated to all departments in fiscal 2006, were being expensed directly to general and administrative expenses. General and administrative expenses also consisted of increased salaries and benefits of $164,000 resulting from fiscal 2007 being the first year we recognized stock option compensation expense, net of a decrease in professional services expense of $76,000 due to a change in the mix between full-time employees and contractors, increased telecommunications expenses of $54,000, an increase in bad debt expense of $35,000, a decrease in gain on sale of assets of $33,000 and increased travel and entertainment of $30,000. In addition, other taxes increased $117,000 as a result of a reduction in tax liability of $81,000 for the three months ended December 31, 2005 related to the release of a tax liability that was recorded as an estimate as part of the Glyphics acquisition. The overall increase in general and administrative expenses were partially offset by decreases in legal fees of $20,000 and board and investor relations expenses of $15,000. General and administrative expenses from continuing operations were 18% of total revenues in fiscal 2007 and 17% of total revenues in fiscal 2006

         During fiscal 2006 and 2005, general and administrative expenses from continuing operations were $2.1 million and $2.9 million, respectively, a decrease of $777,000 or 27%. General and administrative expenses decreased primarily due to an expense management initiative led by management, which took effect primarily in the second and third quarters of fiscal 2006. The overall decrease in general and administrative expense was primarily comprised of decreases in bad debt expense of $102,000, salaries and related benefits of $21,000, contract labor of $61,000, accounting fees of $198,000, consulting fees of $94,000, recruiting fees of $33,000, legal fees of $21,000 and investor relations expense of $23,000. Tax liabilities also decreased by $83,000 of which $81,000 related to the release of a tax liability that was recorded as an estimate as part of the Glyphics acquisition. After further review and confirmation from the tax authority, the Company determined that the tax liability would not be realized, and therefore the liability was eliminated and a corresponding reduction of the expense was recorded as a one-time reduction. In addition, in fiscal 2006, we recognized a gain on the sale of fixed assets of $40,000. General and administrative expenses from continuing operations were 17% of total revenue in fiscal 2006 and 28% of total revenue in fiscal 2005.

EARNINGS FROM OPERATIONS

         For fiscal 2007, we reported earnings from operations of $1.8 million as compared to earnings from operations of $783,000 for fiscal 2006, an increase of $1.0 million or 133%. We posted income from operations of $783,000 for fiscal 2006 and a loss from operations of $3.4 million for fiscal 2005, a positive change of $4.2 million.

         We expect to continue to increase earnings from operations by increasing revenues at a faster rate than our increases in expenses.

 INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations on outstanding debt instruments for fiscal 2007 and fiscal 2006 was $1.0 million and $1.0 million, respectively, a decrease of $48,000 or 5%. This decrease was the result of paying off shareholders notes and debt. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for fiscal 2007 and fiscal 2006 was $531,000 and $856,000, respectively, a decrease of $325,000 or 38%. This decrease resulted from conversions in fiscal 2006, which accelerated the amortization of the beneficial conversion feature related to the debt converted.

         Interest expense from continuing operations paid on outstanding debt instruments for fiscal 2006 and fiscal 2005 was $1.0 million and $1.1 million, respectively, a decrease of $40,000 or 4% primarily due to the reduction in outstanding debt. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for fiscal 2006 and fiscal 2005 was $856,000 and $853,000, respectively, an increase of $3,000 or less than 1%.

         We expect interest expense from continuing operations to increase slightly in fiscal 2008 as the result of (i) the increased interest rate accruing on our Senior Notes due 2010 from 10% to 12% per annum (which began in January 2007) in connection with the agreement of the holders of those Senior Notes to extend the Senior Notes' maturity from July 15, 2007 to July 15, 2010 and (ii) the amortization discussed below under the caption "Loss on Extinguishment of Debt." We expect non-cash interest expense resulting from the beneficial conversion feature of our debt to remain consistent in fiscal 2008, because the amortization is straight-line. Should there be any debt conversions in fiscal 2008, the interest will increase in order to accelerate the beneficial conversion feature related to the proportion of debt converted.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded income tax expense of $85,000. This expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill recognized on the Company's purchase of Quisic and LearnLinc. The Company has recorded a valuation allowance for its deferred tax assets due to the lack of profitable operating history. The Company recorded a valuation allowance for its deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history of its implementation of the Web conferencing and audio conferencing business plan. Based on the financial results for the year ending March 31, 2007, the Company has begun to exhibit the ability to generate taxable income. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made the Company has met the more likely than not threshold for such recognition.

         The Company recorded no tax expense during fiscal 2006 and 2005 as a result of the losses it incurred in those years.

LOSS ON EXTINGUISHMENT OF DEBT

         In December, 2006, we negotiated a modification of the terms our Senior Notes, to extend the maturity date from July 15, 2007 to July 15, 2010. In exchange for the extension, the interest rate increased from 10% per annum to 12% per annum, with the new, increased interest rate beginning to accrue on January 16, 2007, and continuing thereafter at that rate until maturity or the Senior Note is fully paid. All other terms and provisions of the Senior Notes remained unchanged. In connection with this matter, the placement agent received a commission of $87,000 together with a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.66 per share. The warrant has a three year term which expires in December 2009. Also, in connection with this matter, the note agent received an expense reimbursement of $14,000. In accordance with EIFT 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, the debt extension was accounted for as an extinguishment of the existing debt and the creation of the new debt. As a result, we recorded a one-time loss on extinguishment of debt of $162,000 resulting from the acceleration of interest expense accounted for as debt discount and deferred offering costs under the original terms of the senior debt. The direct expenses of $101,000 and the estimated fair value of the warrant of $42,000 were recorded as a deferred offering cost and both are being amortized as a component of interest expense over the term of the Senior Notes.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, we discontinued our dental practice management services. Results of operations from this segment are presented as discontinued operations for fiscal years 2007, 2006 and 2005 in accordance with SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. We do not expect to recognize further income or incur further expenses related to our discontinued legacy practice management business.

 LIQUIDITY AND CAPITAL RESOURCES

 GENERAL

         Historically, we have generated cash from capital raising activities and from cash flow from operations. We have used cash to fund our operations and for research and development activities. In June 2006, we raised $2.0 million of gross proceeds in a private placement of 5.4 million shares of common stock. Notes 9 and 10 to our audited financial statements at and for fiscal years 2005, 2006 and 2007 contain detailed information regarding our capital raising activities prior to the June 2006 private placement. Also, the discussion below under the caption "Outstanding Preferred Stock and Indebtedness" explains some of the impact events surrounding our capital raising activities have had on our financial statements.

         At March 31, 2007, we had a working capital surplus of $912,000 compared to a working capital deficit of $1.9 million at March 31, 2006. Total current assets were $4.9 million at March 31, 2007 compared to $2.7 million at March 31, 2006. The increase in total current assets results principally from generation of cash from proceeds of a private placement in June 2006 of $2.0 million and increased cash flow from operations as well as an increase of approximately $323,000 in net accounts receivable resulting from increased levels of sales. Our accounts receivable, net of allowance for doubtful accounts were $2.5 million and $2.2 million at March 31, 2007 and March 31, 2006, respectively. The increase in receivables is consistent with an increase in revenues year on year. The aging of receivables has remained consistent at March 31, 2007 when compared to March 31, 2006, with accounts under 30 days comprising 87% and 85% of the total receivable balance, respectively. Also contributing to the increase in total current assets were an increase of approximately $736,000 in prepaid expenses and other current assets as the result of the issuance of a warrant on July 1, 2006 for up to 1,000,000 shares of the Company's common stock to an agent. The warrant is subject to vesting provisions based on net collected revenue targets achieved through the agent and certain value added resellers over a five year period, effective June 30, 2006. As of March 31, 2007, none of the revenue targets had been achieved. As a result, we recorded a prepaid asset and corresponding additional paid-in capital of $467,000 as the fair value. We also had an increase in contracts related to annual subscription software agreements related to research and development and accounting activities that we prepaid in addition to an increase in annual sales and marketing agreements we initiated during fiscal 2007. Total current liabilities were $4.0 million at March 31, 2007 compared to $4.7 million at March 31, 2006. Contributing to the decrease in current liabilities were a $1.1 million decrease in accrued liabilities resulting from payments of a royalty earn-out of $1.1 million related to our purchase of certain assets from Mentergy, Inc., as well as, reductions of $56,000 in the current portion of long-term debt, $88,000 in trade accounts payable and $25,000 in current portion of capital lease liabilities. Deferred revenue increased from $566,000 to $1.5 million at March 31, 2007 compared to $917,000 at March 31, 2006, as the result of increased license sales and renewals based on sustaining our customer base.

CONTRACTUAL OBLIGATIONS

         The following schedule details all of the Company's indebtedness and the required payments related to such obligations at March 31, 2007 (IN THOUSANDS):

                                                   DUE IN                                 DUE IN YEARS
                                                  LESS THAN     DUE IN      DUE IN YEAR     FOUR AND       DUE AFTER
                                     TOTAL        ONE YEAR     YEAR TWO        THREE          FIVE        FIVE YEARS
                                  -----------------------------------------------------------------------------------
Long term debt*.................  $    8,542     $      143   $       72    $       79    $     8,240     $       8
Capital lease obligations*......         268             45           63            71             72            17
Interest expense................       4,395          1,024        1,015         1,000          1,356            --
Operating lease obligations.....       1,922            539          384           345            654            --
Base salary commitments under
   employment agreements........       1,017            575          442            --             --            --
                                  -----------------------------------------------------------------------------------
Total contractual obligations...  $   16,144     $    2,326   $    1,976    $    1,495    $    10,322     $      25
                                  ===================================================================================

         *EXCLUDES INTEREST.

         The lease obligations above include commitments in accordance with amendments to the lease for the Phoenix location that was renegotiated and extended subsequent to March 31, 2007 (see Note 16 in Notes to Consolidated Financial Statements).

         We plan to continue to focus on managing overhead while increasing revenue in an effort to solidify our working capital position. We believe that we will have sufficient working capital and liquidity to meet our operating needs, fund our planned research and development activities and to satisfy our contractual obligations in fiscal 2008 without the need to raise additional capital.

CASH FLOWS FROM CONTINUING OPERATIONS

         Cash provided by operating activities was $407,000 and $634,000 during fiscal 2007 and 2006, respectively. Cash used by operating activities was $2.6 million during fiscal 2005. In fiscal 2007, cash provided by operating activities was primarily attributable to non-cash expenses of depreciation and amortization of $959,000, non-cash accretion of debt discount to interest expense of $380,000, income from continuing operations of $46,000, loss on debt extinguishment of $162,000 due to the extension of our Senior Notes, non-cash stock option expense of $151,000, an increase in the provision for bad debts of $145,000 and an increase of $442,000 in deferred revenue. These items were offset by increases in accounts receivable of $469,000, prepaid expenses and other current assets of $37,000 and a decrease in accounts payable and accrued liabilities of $1.5 million. Depreciation and amortization expense was significantly less in fiscal 2007 than fiscal 2006 because a portion our assets were fully depreciated in May 2006. Fiscal 2007 was the first year in which we were required to recognize non-cash stock option expense.

         Cash provided by operating activities was $634,000 during fiscal 2006. Cash provided by operating activities during fiscal 2006 was primarily attributable to non-cash expenses of depreciation and amortization of $1.7 million, accretion of debt discount to interest expense of $626,000 and net debt conversion expense of $249,000. These items were partially offset by increases in accounts receivable of $352,000, decreases in accounts payable and accrued liabilities of $452,000 and a net loss of $1.3 million.

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

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities was $1.1 million, $292,000, and $194,000 in fiscal years 2007, 2006, and 2005, respectively. Cash used in investing activities during fiscal 2007 was primarily due to $504,000 in investments in certificates of deposit, $255,000 in capital expenditures and $367,000 in capitalized software development. Cash used in investing activities during fiscal 2006 was primarily due to acquisition royalty earnout of $261,000 and capital expenditures of $55,000. Cash used in investing activities during fiscal 2005 was primarily due to capital expenditures of $153,000.

CASH PROVIDED BY FINANCING ACTIVITIES

         Cash provided by financing activities was $1.3 million during fiscal 2007. Cash used in financing activities was $395,000 during fiscal 2006 and cash provided by financing activities was $2.9 million during fiscal 2005. Cash provided by financing activities in fiscal 2007 was attributable to $2.0 million in gross proceeds from the issuance of common stock in a private placement and additional proceeds from the exercise of stock options of $5,000, partially offset by stock issuance expenses of $263,000, repayment of $189,000 in long-term debt and capital leases, payment of $157,000 in preferred dividends and payment of financing costs of $101,000. Cash used in financing activities in fiscal 2006 was primarily a result of repayment of long-term debt and capital lease liabilities of $308,000 and $157,000, respectively, plus payment of dividends on preferred stock in the amount of $116,000. Cash provided by financing activities during fiscal 2005 was primarily due to proceeds from the issuance of long-term debt of $4.3 million, partially offset by the repayment of long-term debt and capital lease liabilities of $514,000 and $328,000, respectively, as well as payment of dividends on preferred stock.

OUTSTANDING INDEBTEDNESS AND PREFERRED STOCK

         The Company currently has outstanding unsecured subordinated convertible notes due March 29, 2012, 115,000 issued and outstanding shares of Series A Convertible Preferred Stock and 59,500 issued and outstanding shares of Series B Convertible Preferred Stock, together with $2,962,000 in principal amount of Senior Notes. All of the foregoing securities were issued in connection with the Company's capital raising activities. A detailed discussion of the terms of these securities and the impact of issuance of and certain events surrounding these securities on our financial statements follows.

         In March 2002, the Company issued $5,775,000 in principal amount of the Convertible Notes, the proceeds of which were used to extinguish an existing line of credit. The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. The Convertible Notes are subordinated to any present or future senior indebtedness. In connection with the issuance of the Convertible Notes, the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. There was no financial impact on the Company's income statement as a result of the expiration of these warrants. The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0%, and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the Convertible Notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the Convertible Notes and is being amortized to interest expense over the ten year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion.

         During fiscal 2006, holders with a principal balance of $525,000 agreed to convert their Convertible Notes and $8,000 of accrued interest into 1,971,088 shares of the Company's common stock, the resale of which was registered under the Securities Act of 1933 at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for fiscal 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the $525,000 in Convertible Notes that were converted in 2006 by expensing $50,000 and $137,000, respectively at the time of conversion. No conversion of Convertible Notes or related acceleration of amortization of costs occurred during fiscal 2007.

         On September 16, 2003, the Company completed its private placement of Series A Preferred Stock with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of Series A Preferred Stock and a warrant to purchase 25,000 shares of common stock. The Series A Preferred Stock has a liquidation preference of $10.00 per share and is convertible into the Company's common stock at a price of $0.50 per share (or 20 shares of common stock for each share of Series A Preferred Stock), subject to adjustment, and the warrants were immediately exercisable at a price of $1.50 per share with a three-year term. These warrants expired in 2006 without financial impact on the Company's income statement. The Company pays an 8% annual dividend ($0.08 per share annually) to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 are considered a deemed dividend in the calculation of loss per share. During the 2005 fiscal year, holders of 22,500 shares of Series A Preferred Stock converted those shares into 450,000 shares of the Company's common stock. During fiscal 2007, holders of 12,500 shares of Series A Preferred Stock converted those shared into 250,000 shares of the Company's common stock. The underlying common stock that has been or may be issued on conversion of the Series A Preferred Stock has been registered for resale under the Securities of Act of 1933.

         In April of 2004, the Company completed a private placement of $3,187,000 in principal amount of Senior Notes and 1,634,550 shares of common stock that provided gross proceeds of $4.25 million. The Senior Notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The Senior Notes are unsecured, but are senior in right of payment to all existing and future indebtedness of the Company. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The Senior Notes originally bore interest at a rate of 10% per annum with accrued interest due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The Senior Notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The Senior Notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the Senior Notes and $51,000 was allocated to equity. The total discount allocated to the Senior Notes of $836,000 is being amortized as a component of interest expense over the term of the Senior Notes which is approximately 39 months. The common stock issued in the 2004 Senior Note offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005.

         Effective August 1, 2005, holders of Senior Notes with a principal balance totaling $225,000 converted their Senior Notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the common stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the period ended December 31, 2005. In connection with this conversion, during fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount associated with the debt converted by expensing $10,000 and $35,000, respectively at the time of conversion. On November 9, 2005, the placement agent warrants originally issued with an exercise price of $0.78 per common share were exchanged for 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000.

         No conversion of debt to equity or acceleration of amortization of costs related to conversions of Senior Notes occurred during fiscal 2007.

         In December, 2006, the Company negotiated a modification of the terms of the Senior Notes to extend the maturity date from July 15, 2007 to July 15, 2010. In exchange for the extension, the interest rate increased from 10% per annum to 12% per annum, with the new, increased interest rate beginning to accrue on January 16, 2007. All other terms and provisions of the Senior Notes remained unchanged. The placement agent received a commission of $87,000 together with a warrant to purchase of 100,000 shares of the Company's common stock at an exercise price of $0.66 per share. The warrant has a three year term ending in December 2009. The note agent received an expense reimbursement of $14,000. In accordance with EITF 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, the debt extension was accounted for as an extinguishment of the existing debt and the creation of the new debt. As a result, the Company recorded a one-time loss on extinguishment of debt of $162,000 in fiscal 2007 resulting from the acceleration of interest expense accounted for as debt discount and deferred offering costs under the original terms of the Senior Notes. The direct expenses of $101,000 incurred in connection with effecting the amendment and the estimated fair value of the warrant of $42,000 were recorded as a deferred offering cost and both will be amortized as a component of interest expense over the term of the Senior Notes.

         On September 30, 2005, the Company executed definitive agreements with nine investors to issue 70,000 shares of its Series B Preferred Stock and warrants to purchase 700,000 shares of its common stock in a private placement. Of the total Series B Preferred Stock issued, 15,000 shares of Series B Preferred Stock with warrants to purchase 150,000 shares of common stock were issued to four individuals in exchange for their cash investment of $150,000; 15,000 shares of Series B Preferred Stock with warrants to purchase 150,000 shares of common stock were issued to two vendors in exchange for an offset of their accounts payable balance in the amount of $150,000; and 40,000 shares of Series B Preferred Stock with warrants to purchase 400,000 shares of common stock were issued to three institutional investors in exchange for the offset of accrued liabilities in the amount of $400,000. The Company recorded a gain on debt conversion of $50,000 associated with this transaction since the liabilities outstanding were $450,000 at the time of the transaction. The Series B Preferred Stock bears an 8% dividend ($0.08 per share annually), was sold using a deemed $10.00 per share issue price, and is convertible into 2,800,000 shares of the Company's common stock using a conversion price of $0.25 per share. The warrants are exercisable at an exercise price equal to $0.50 per share and expire on the third anniversary of the issue date of September 30, 2005. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of loss per share. During fiscal 2007, holders of 10,000 shares of Series B Preferred Stock converted those shares into 420,000 shares of the Company's common stock. The exchange was not required and the conversion of those preferred shares into common shares and was without accounting impact on the Company's income statement.

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

         The Company considers an accounting policy to be critical if it requires an accounting estimate that requires the Company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. In addition, different estimates that the Company reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of the Company's financial condition, changes in financial condition or results of operations. The Company believes there are a number of accounting policies that are critical to understanding our historical and future performance. The critical accounting policies include revenue recognition, sales reserves, allowance for doubtful accounts, software development costs, intangible assets, income taxes and stock-based compensation. These critical accounting policies that affect the Company's more significant judgments and estimates used in the preparation of its consolidated financial statements are described below.

REVENUE RECOGNITION

         Our revenues are generally classified into three main categories: software license revenues, subscription and audio services revenues and maintenance and professional services revenues. Software license revenues are generated from the sale of our iLinc suite of Web conferencing software on a software purchase model basis and from the sale of our off-the-shelf courseware. Subscription and audio services revenues are generated from the sale of our iLinc Suite of Web conferencing software on an Application Service Provider ("ASP") model basis, the sale of our iLinc Suite software on a per-minute basis, and includes all revenues from the provision of audio conferencing services, as well as, all service contracts that might include hosting and training services. Maintenance and professional service revenues are generated from the sale of maintenance contracts related to our iLinc suite of Web conferencing software on a purchase model basis and from the sale of professional services that are associated with our custom content development services.

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

         In connection with the Company's sales of software licenses, whether on a purchase model basis or periodic license basis, the Company adopted Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software licenses if all of the following conditions are met: first, there is persuasive evidence of an arrangement with the customer; second, the product has been delivered to the customer; third, the amount of the fees to be paid by the customer is fixed or determinable; and, fourth, collection of the fee is probable.

         Each of these factors, particularly the determination of whether a fee is fixed and determinable and the collectability of the resulting receivable, requires the application of the judgment and the estimates of management. Therefore, significant management judgment is utilized and estimates must be made in connection with the revenue we recognize in any accounting period. We analyze various factors, including a review of the nature of the license or product sold, the terms of each specific transaction, the vendor specific objective evidence of the elements required by SOP 97-2, any contingencies that may be present, our historical experience with like transactions or with like products, the creditworthiness of the customer and other current market and economic conditions. Changes in our judgment based upon these factors and others could impact the timing and amount of revenue that we recognize, and ultimately the results of operations and our financial condition. Therefore, the recognition of revenue is a key component of our results of operations.

         At the time of the sale of our software licenses on a purchase license basis, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction before recording immediate revenue recognition, assuming all other elements of revenue recognition are present. Billings to our customers are generally due within 30 to 90 days, with payment terms up to 180 days available to certain credit worthy customers. We believe that we have sufficient history of collecting all amounts within these normal payment terms and to conclude that the fee is fixed or determinable at the time of the perpetual license sale. We consider all arrangements with payment terms longer than 180 days not to be fixed or determinable and for arrangements involving the extended payment terms exceeding 180 days, revenue recognition occurs when payments are collected, assuming all other elements of revenue recognition are present.

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

         During fiscal 2006, iLinc launched its Enterprise Unlimited perpetual licensing model that enables customers to pay a one-time up-front fee for unlimited, organization-wide Web conferencing, with revenue recognized at the time of the sale of the Enterprise Unlimited perpetual license. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement and that is approximately equivalent to the 12% to 18% charged for concurrent seat perpetual license contracts. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged with the additional revenue recognized on a straight-line basis over the period of the contract.

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

SALES OF MAINTENANCE, HOSTING, AND OTHER RELATED SERVICES

         The Company offers with each sale of its software products a software maintenance, upgrade, and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold in a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12-month terms with maintenance contracts available up to 36 months. The Company typically charges 12% to 18% of the software purchase price for a 12-month contract with discounts available for longer-term agreements. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement and that is approximately equivalent to the 12% to 18% charged for concurrent seat perpetual license contracts.

         The Company also typically charges 10% for hosting of purchase model software sales for customers who do not wish to install and host the iLinc Suite on their own premises or that of a co-location facility. Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis.

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

         Implementation, consulting, training, translation and other event-type services may also be sold in conjunction with the sale of our software products. Those services are generally recognized as the services are performed or earlier when all other revenue recognition criteria have been met. Although the Company may provide implementation, training and consulting services on a time and materials basis, a significant portion of these services have been provided on a fixed-fee basis.

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

SALES OF CUSTOM CONTENT DEVELOPMENT SERVICES

         A component of our maintenance and professional services revenue is derived from custom content development services. The sale of custom content development services often involves the execution of a master service agreement and corresponding work orders describing the deliverable due, the costs involved, the project milestones, and the payments required. These custom content development services are primarily outsourced to a subcontractor, Interactive Alchemy. For contracts and revenues related exclusively to custom content development services, the Company recognizes revenue and profit as work progresses on custom content service contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenue and costs as each job progresses throughout the relevant contract period. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a custom content service contract can be made. Recognized revenues and profit are subject to revisions as the custom content service contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Should this arise, the provision for any estimated losses on uncompleted custom content service contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2007 for any custom content development services. For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer.

SALES BY DISTRIBUTORS

         The Company has engaged organizations within the United States of America and in other countries that market and sell its products and services through their sales distribution channels that are value added resellers (VARs). The VARs primarily sell, on a non-exclusive basis, our iLinc suite of Web conferencing products and predominately sell purchase-model perpetual licenses for installation and hosting by the VAR's customer. The Company's VAR contracts have terms of one to two years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. Each VAR purchases the product from the Company and resells the product to its customers. Under those VAR agreements, the Company records only the amount paid by the VAR as revenue and recognizes revenue when all revenue recognition criteria have been met. The Company also engages organizations that act as mere agents or distributors of its products ("Agents"), without title passing to the Agent and with the Agent only receiving a commission on the consummation of the sale to our customer. The Company records revenue on sales by Agents on a gross basis before commissions due to the Agent and only when all revenue recognition criteria are met as would be with a sale by the Company directly to a customer not involving an agent.

SALES RESERVES

         The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded, if at all, as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported. As of March 31, 2007, we did not believe that an accrual for sales reserves was necessary, and we will continue to assess the adequacy of the sales reserve account balance on a quarterly basis.

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

         The allowance for doubtful accounts is $117,000 and $120,000, respectively, as of March 31, 2007 and 2006 and is based on our historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

SOFTWARE DEVELOPMENT COSTS

         The Company accounts for software development costs in accordance with Statements of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Costs of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. In May of 2006, the Company began production of version 9.0 of its Web collaboration software. In accordance with SFAS No. 86, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project. As of March 31, 2007, the Company capitalized costs totaling $367,000. Version 9.0 was completed and released to customers in June 2007. The Company will begin amortization of these capitalized costs, using straight-line amortization over a three year period beginning July 2007.

INTANGIBLE ASSETS

         On April 1, 2002, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS and as a result, the Company's goodwill is no longer amortized. SFAS No. 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. Upon initial and subsequent application of SFAS No. 142, the Company determined there was no impairment of goodwill. The Company has established the date of March 31 on which to value its goodwill.

         The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with its acquisitions. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. The Company has determined that impairment of that goodwill and intangible assets was not required. The Company's management believes no such impairment exists at March 31, 2007.

         Debt issuance costs are amortized using the straight-line method over the term of the related debt obligations.

         Other intangibles primarily consist of the LearnLinc and Glyphics purchase consideration that was allocated to purchased software and customer relationship intangibles. Such other intangibles are amortized over their expected benefit period of 24 to 72 months.

INCOME TAXES

         The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109 ACCOUNTING FOR INCOME TAXES. Under this method, deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

         The Company has recorded a valuation allowance for its deferred tax assets due to the lack of profitable operating history. The Company recorded a valuation allowance for its deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history of its implementation of the Web conferencing and audio conferencing business plan. Based on the financial results for the year ending March 31, 2007, the Company has begun to exhibit the ability to generate taxable income. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made the Company has met the more likely than not threshold for such recognition.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies are required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R became effective for the Company for periods beginning after March 31, 2006 and allows for several alternative transition methods. The Company adopted SFAS 123R effective April 1, 2006, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the option's effective date. The Company elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the Consolidated Statement of Operations and total compensation cost related to non-vested awards not yet recognized, as determined under the original provisions of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, must also be recognized in the Consolidated Statement of Operations as vesting occurs.

GUARANTEES AND INDEMNIFICATIONS

         The Company provides a limited 90-day warranty for certain of its software products. Historically, claims by customers under this limited warranty have been minimal, and as such, no warranty accrual has been provided for in the Company's consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS -- AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND RESCISSION OF FIN 34. The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45.

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2007.

         The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-03 ("EITF 06-03"), HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT (THAT IS, GROSS VERSUS NET PRESENTATION). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. Our adoption of ETIF 06-03 has not and is not expected to have a material effect on our consolidated financial position or results of operations.

         In July, 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us beginning in the first quarter of fiscal 2008. We are in the process of determining the effect, but believe the impact of the adoption of FIN 48 will not be significant to our financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal 2009. We are currently evaluating the potential impact this standard may have on its financial position and results of operations.

         On February 15, 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of our 2008 fiscal year is permissible, provided we have not yet issued interim financial statement for 2008 and have adopted SFAS No. 157. We are currently evaluating the potential impact of adopting this Standard.

         In September 2006, SEC issued SAB No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING CURRENT YEAR MISSTATEMENTS. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We adopted SAB 108 effective April 1, 2006. We noted an accumulation of prior period errors related to the accounting for tax deductible goodwill. We have analyzed these amounts both quantitatively and qualitatively and have concluded that they are not material to the periods affected. During the fourth quarter of fiscal 2007, we increased beginning accumulated deficit and net deferred income tax liability by $214,000 (Note 17 to the consolidated financial statements).

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

         As of March 31, 2007, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $8.1 million at fixed interest rates of 10% to 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness of $432,000 bear interest rates of 6% to 10.25%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
  FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm.................   36
Report of Independent Registered Public Accounting Firm.................   37
Consolidated Balance Sheets at March 31, 2007 and 2006..................   38
Consolidated Statements of Operations
      for the years ended March 31, 2007, 2006 and 2005 ................   39
Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 2007, 2006 and 2005..................   40
Consolidated Statements of Cash Flows
     for the years ended March 31, 2007, 2006 and 2005..................   42
Notes to Consolidated Financial Statements..............................   43

  FINANCIAL STATEMENTS SCHEDULE:
Report of Independent Registered Public Accounting Firm.................   75
Report of Independent Registered Public Accounting Firm.................   76
Report of Independent Registered Public Accounting Firm.................   77
Schedule II - Valuation and Qualifying Accounts
     for the years ended March 31, 2007, 2006 and 2005..................   78

All other schedules are omitted because they are not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors of iLinc Communications, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of iLinc Communications, Inc. and subsidiaries as of March 31, 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iLinc Communications, Inc. and subsidiaries as of March 31, 2007 and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment."

As discussed in Note 17 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of April 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."



/s/  Moss Adams LLP
    Scottsdale, Arizona
    June 28, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors of iLinc Communications, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of iLinc Communications, Inc. and subsidiaries as of March 31, 2006 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iLinc Communications, Inc. and its subsidiaries as of March 31, 2006, and the consolidated results of its operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/  Epstein, Weber & Conover, PLC
     Scottsdale, Arizona
     June 13, 2006

                           ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          MARCH 31, 2007   MARCH 31, 2006
                                                                           -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents ............................................   $       1,057    $         466
  Certificates of deposit ..............................................             504               --
  Accounts receivable, net of allowance for doubtful accounts of
    $117 and $120, at March 31, 2007 and 2006, respectively ............           2,530            2,207

  Note receivable ......................................................              14               12
  Prepaid expenses and other current assets ............................             766               30
                                                                           -------------    -------------
      Total current assets .............................................           4,871            2,715

  Property and equipment, net ..........................................             691              336
  Goodwill .............................................................          11,206           11,206
  Intangible assets, net ...............................................           1,556            1,731

  Other assets .........................................................              14               12
                                                                           -------------    -------------
      Total assets .....................................................   $      18,338    $      16,000
                                                                           =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ...................................   $         143    $         199
   Accounts payable trade ..............................................           1,169            1,257
   Accrued liabilities .................................................           1,119            2,213

   Current portion of capital lease liabilities ........................              45               70
   Deferred revenue ....................................................           1,483              917
                                                                           -------------    -------------
      Total current liabilities ........................................           3,959            4,656

   Long-term debt, less current maturities, net of discount and beneficial conversion feature of $993 and $1,493, at March
      31, 2007 and 2006, respectively ..................................           7,406            6,974

   Capital lease liabilities, less current maturities ..................             223               --

   Deferred tax liability                                                            299               --
                                                                           -------------    -------------

      Total liabilities ................................................          11,887           11,630
                                                                           -------------    -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock series A and B, 10,0000,000 shares authorized:
   Preferred stock series A, $.001 par value, 115,000 and 127,500 shares issued and outstanding, liquidation preference of
     $1,150,000 and $1,275,000, at March 31, 2007 and 2006,
     respectively ......................................................              --               --
   Preferred stock series B, $.001 par value, 59,500 and 70,000 shares issued and outstanding, liquidation preference of
     $595,000 and $700,000, at March 31, 2007 and 2006, respectively ...              --               --
   Common stock, $.001 par value, 100,000,000 shares authorized,
     35,017,843 and 28,923,168 issued, at March 31, 2007 and 2006,
     respectively ......................................................              35               29
   Additional paid-in capital ..........................................          46,614           44,228
   Accumulated deficit .................................................         (38,790)         (38,479)
   Less: 1,432,412 treasury shares at cost .............................          (1,408)          (1,408)
                                                                           -------------    -------------
      Total shareholders' equity .......................................           6,451            4,370
                                                                           -------------    -------------

      Total liabilities and shareholders' equity .......................   $      18,338    $      16,000
                                                                           =============    =============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED MARCH    YEAR ENDED MARCH   YEAR ENDED MARCH
                                                                      31, 2007            31, 2006           31, 2005
                                                                   ---------------    ---------------    ---------------
Revenues
   Software licenses ...........................................   $         4,177    $         3,014    $         3,274
   Subscription and audio services .............................             7,501              7,070              5,052
   Maintenance and professional services .......................             2,517              2,448              2,043
                                                                   ---------------    ---------------    ---------------
       Total revenues ..........................................            14,195             12,532             10,369
                                                                   ---------------    ---------------    ---------------

Cost of revenues
   Software licenses ...........................................               131                 51                154
   Subscription and audio services .............................             3,642              3,881              3,799
   Maintenance and professional services .......................               787                827                792
   Amortization of acquired developed technology ...............               269                376                451
                                                                   ---------------    ---------------    ---------------
       Total cost of revenues ..................................             4,829              5,135              5,196
                                                                   ---------------    ---------------    ---------------

Gross profit ...................................................             9,366              7,397              5,173
                                                                   ---------------    ---------------    ---------------

Operating expenses
   Research and development ....................................             1,276              1,392              1,545
   Sales and marketing .........................................             3,696              3,075              4,078
   General and administrative ..................................             2,571              2,147              2,924
                                                                   ---------------    ---------------    ---------------
       Total operating expenses ................................             7,543              6,614              8,547
                                                                   ---------------    ---------------    ---------------
Income (loss) from operations ..................................             1,823                783             (3,374)
                                                                   ---------------    ---------------    ---------------

Interest expense ...............................................              (993)            (1,041)            (1,081)
Amortization of beneficial debt conversion .....................              (531)              (856)              (853)
                                                                   ---------------    ---------------    ---------------
       Total interest expense ..................................            (1,524)            (1,897)            (1,934)
Net gain (loss) on settlement of debt and other
obligations ....................................................                 8               (257)                82
Loss on extinguishment of debt .................................              (162)                --                 --
Interest income (charges) and other ............................               (14)               117                 25
Gain on foreign currency translation ...........................                --                 --                  2
                                                                   ---------------    ---------------    ---------------
Income (loss) from continuing operations before income
taxes ..........................................................               131             (1,254)            (5,199)
Income taxes ...................................................               (85)                --                 --
                                                                   ---------------    ---------------    ---------------

Income (loss) from continuing operations .......................               46             (1,254)            (5,199)
Income (loss) from discontinued operations .....................               10                 83               (128)
                                                                   ---------------    ---------------    ---------------
Net income (loss) ..............................................                56             (1,171)            (5,327)
   Series A and B preferred stock dividends ....................              (153)              (130)              (105)
   Imputed preferred stock dividends ...........................                --                (55)                --
                                                                   ---------------    ---------------    ---------------
Loss available to common shareholders ..........................   $           (97)   $        (1,356)   $        (5,432)
                                                                   ===============    ===============    ===============
Loss per common share, basic and diluted
   From continuing operations ..................................   $          0.00    $         (0.05)   $         (0.23)
   From discontinued operations ................................              0.00                 --                 --
                                                                   ---------------    ---------------    ---------------
     Loss per common share .....................................   $          0.00    $         (0.05)   $         (0.23)
                                                                   ===============    ===============    ===============

Number of shares used in calculation of income (loss) per share:
   Basic and diluted ...........................................            32,110             26,075             23,179
                                                                   ===============    ===============    ===============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                           ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                         (IN THOUSANDS)


                                       CONVERTIBLE PREFERRED
                                                STOCK             COMMON STOCK       ADDITIONAL                            TOTAL
                                        --------------------   -------------------    PAID-IN   ACCUMULATED   TREASURY SHAREHOLDERS'
                                         SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT      STOCK      EQUITY
                                        ---------   --------   --------   --------    --------    --------    --------    -------
Balances, April 1, 2004 ..............        150         --     19,257         19      36,395     (31,640)     (1,408)     3,366

Glyphics acquisition .................         --         --      2,819          3       2,760          --          --      2,763
Warrant expense ......................         --         --         --         --          90          --          --         90
Vesting of restricted
   stock grant .......................         --         --         --         --          40          --          --         40
Issuance of common stock in
   private placement (net of
   expenses) .........................         --         --      1,635          2       1,734         (51)         --      1,685
Convertible notes converted to
   common stock ......................         --         --        714          1         493          --          --        494
Preferred stock conversions ..........        (23)        --        450         --          --          --          --         --
Debt converted to common stock .......         --         --        551         --         583          --          --        583
Preferred stock dividends ............         --         --         --         --          --        (105)         --       (105)
Stock option exercises ...............         --         --        151          1          80          --          --         81
Net loss .............................         --         --         --         --          --      (5,327)         --     (5,327)
                                        ---------   --------   --------   --------    --------    --------    --------    -------
Balances, March 31, 2005 .............        127         --     25,577         26      42,175     (37,123)     (1,408)     3,670

Warrant grant ........................         --         --         --         --           6          --          --          6
Series A preferred stock dividends ...         --         --         --         --          --        (103)         --       (103)
Series B preferred stock dividends ...         --         --         --         --          --         (27)         --        (27)
Vesting of restricted stock grant ....         --         --         --         --          40          --          --         40
Warrant exercise .....................         --         --        164          1          40          --          --         41
Warrant conversion expense due to
   warrant repricing .................         --         --         --         --           7          --          --          7
Issuance of Series B preferred
   stock in private placement
   from accounts payable and
   accrued liabilities conversion ....         55         --         --         --         550          --          --        550
Issuance of Series B preferred
   stock in private placement ........         15         --         --         --         150          --          --        150
Imputed preferred stock dividend .....         --         --         --         --          55         (55)         --         --
Conversion of 2002
   convertible redeemable
   subordinated notes and accrued
   interest to common stock ..........         --         --      1,971          2         531          --          --        533
Conversion expense associated with
   conversion of 2002 convertible
   redeemable subordinated notes
   to common stock ...................         --         --         --         --         338          --          --        338
Conversion of 2004 senior
   unsecured promissory notes to
   common stock ......................         --         --        903         --         225          --          --        225
Gain on conversion of 2004 senior
   unsecured promissory notes to
   common stock ......................         --         --         --         --          (9)         --          --         (9)
Issuance of common shares held in
   escrow to Glyphics shareholders ...         --         --        308         --         120          --          --        120
Net loss .............................         --         --         --         --          --      (1,171)         --     (1,171)
                                        ---------   --------   --------   --------    --------    --------    --------    -------
Balances, March 31, 2006 .............        197   $     --     28,923   $     29    $ 44,228    $(38,479)   $ (1,408)   $ 4,370

                                           ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                         (IN THOUSANDS)
                                                          (CONTINUED)


                                       CONVERTIBLE PREFERRED
                                                STOCK             COMMON STOCK       ADDITIONAL                            TOTAL
                                        --------------------   -------------------    PAID-IN   ACCUMULATED   TREASURY SHAREHOLDERS'
                                         SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT      STOCK      EQUITY
                                        ---------   --------   --------   --------    --------    --------    --------    -------
Cumulative effect of
adjustments from adoption of
SAB No. 108...........................         --         --         --         --          --        (214)         --       (214)
                                        ---------   --------   --------   --------    --------    --------    --------    -------
Adjusted Balances, April 1, 2006......        197   $     --     28,923   $     29    $ 44,228    $(38,693)   $ (1,408)   $ 4,156
Warrant grant ........................         --         --         --         --          57          --          --         57
Series A preferred stock dividends ...         --         --         --         --          --        (101)         --       (101)
Series B preferred stock dividends ...         --         --         --         --          --         (52)         --        (52)
Vesting of restricted stock grant ....         --         --         --         --          41          --          --         41
Fair value of unvested warrant
   issued in agent agreement .........         --         --         --         --         467          --          --        467
Stock option compensation expense ....         --         --         --         --         110          --          --        110
Conversion of Preferred A stock to
   common stock ......................        (12)        --        250         --          --          --          --         --
Conversion of Preferred B stock to
   common stock ......................        (10)        --        420          1          (1)         --          --         --
Issuance of common stock in
   private placement .................         --         --      5,405          5       1,995          --          --      2,000
Costs incurred in connection with
   issuance of common stock in
   private placement .................         --         --         --         --        (288)         --          --       (288)
Stock option exercises ...............         --         --         19         --           5          --          --          5
Net income ...........................         --         --         --         --          --          56          --         56
                                        ---------   --------   --------   --------    --------    --------    --------    -------
Balances, March 31, 2007 .............        175   $     --     35,017   $     35    $ 46,614    $(38,790)   $ (1,408)   $ 6,451
                                        =========   ========   ========   ========    ========    ========    ========    =======

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                   FOR THE YEAR    FOR THE YEAR      FOR THE YEAR
                                                                 ENDED MARCH 31,  ENDED MARCH 31,  ENDED MARCH 31,
                                                                      2007             2006             2005
                                                                  -------------    -------------    -------------
Cash flows from continuing operating activities:
Net income (loss) from continuing operations...................   $          46    $      (1,254)   $      (5,199)
Adjustments to reconcile income (loss) from continuing
operations to cash provided by (used in) continuing
operating activities:
   Provision for bad debts ....................................             145              111              212
   Gain on disposal of fixed assets ...........................               2               --                6
   Loss on debt extinguishment ................................             162               --               --
   Depreciation and amortization ..............................             959            1,684            1,657
   Warrant expense ............................................              15                6               90
   Deferred income tax expense..................................             85               --               --
   Loss on CNLearn note receivable settlement .................              --                8               --
   Debt conversion expense, net ...............................              --              249               --
   Gain on sale of assets to Learn Something ..................              --              (40)              --
   Stock compensation expense .................................             151               40               40
   Net gain on settlement of debt and other obligations .......              (8)              --              (82)
    Accretion of debt discount to interest expense ............             380              626              676
   Stock issued for contingent compensation ...................              --               60               --
 Changes in operating assets and liabilities, net of
 business acquisitions:
     (Increase) in accounts receivable ........................            (469)            (352)            (450)
     (Increase) decrease in prepaid expenses and other
       current assets .........................................             (35)              39               39
     (Increase) decrease in other assets ......................              (2)               6               13
     (Decrease) increase in accounts payable and accrued
       liabilities ............................................          (1,466)            (452)             465
     Increase (decrease) in deferred revenue ..................             442              (97)             (85)
                                                                  -------------    -------------    -------------
        Net cash provided by (used in) operating activities ...             407              634           (2,618)
                                                                  -------------    -------------    -------------


Cash flows from investing activities:
   Capital expenditures .......................................            (255)             (55)            (153)
   Capitalization of software development costs ...............            (367)              --               --
   Acquisitions, net of cash acquired .........................              --               (4)               4
   Acquisition royalty earnout ................................              --             (261)             (70)
   Investment in certificates of deposit ......................            (504)              --               --
   Proceeds from sale of software and fixed assets ............               9               20               --
   Repayment of notes receivable ..............................              43                8               25

                                                                  -------------    -------------    -------------
        Net cash used in investing activities .................          (1,074)            (292)            (194)
                                                                  -------------    -------------    -------------
Cash flows from financing activities:
   Proceeds from issuance of common stock .....................           2,000               --               --
   Proceeds from issuance of preferred stock ..................              --              150               --
   Preferred stock dividends ..................................            (157)            (116)            (105)
   Proceeds from issuance of long-term debt ...................              --               19            4,250
   Stock issuance expense .....................................            (263)              --               --
   Proceeds from exercise of stock options ....................               5               --               81
   Proceeds from exercise of stock warrants ...................              --               41               --
   Repayment of long-term debt ................................            (124)            (308)            (514)
   Repayment of capital lease liabilities .....................             (65)            (157)            (328)
   Financing costs incurred ...................................            (101)             (24)            (448)
                                                                  -------------    -------------    -------------
        Net cash provided by (used in) financing activities...            1,295             (395)           2,936

Cash flows from continuing operations .....................                 628              (53)             124
Cash flows from discontinued operations .....................               (37)             (13)             116
                                                                  -------------    -------------    -------------
        Net change in cash and cash equivalents ...............             591              (66)             240
Cash and cash equivalents, beginning of period ................             466              532              292
                                                                  -------------    -------------    -------------
Cash and cash equivalents, end of period ......................   $       1,057    $         466    $         532
                                                                  =============    =============    =============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS. SEE SUPPLEMENTAL SCHEDULE IN FOOTNOTE 15.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc., a Delaware Corporation, is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company develops and sells software that provides real-time collaboration and training using Web-based tools. The Company's four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With its Web collaboration, conferencing and virtual classroom products, the Company provides simple, reliable and cost-effective tools for remote presentations, meetings and online events. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what the Company believes to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and became available in version 9.0 in June 2007. The Company's customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for the four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company sells its software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. The Company markets its products using a direct sales force and a distribution channel consisting of agents, distributors, value added resellers and OEM partners. The Company allows customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in pricing and payment methods. The Company's revenues are a mixture of high margin perpetual and periodic licenses of software, monthly recurring revenues from annual maintenance, hosting and support agreements and other products and services and audio conferencing services.

         The Company maintains corporate headquarters in Phoenix, Arizona and has occupied that 9,100 square foot Class A facility since the Company's inception in 1998. The Phoenix office can accommodate up to 65 employees and is fully equipped with up-to-date computer equipment and server facilities. The Phoenix lease requires a monthly rent and operating expenses of approximately $25,000 and will expire on February 28, 2012.

         The Company also maintains a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research and development, and technical support. On July 5, 2006, the Company amended the New York lease that now expires on June 30, 2009. The New York lease requires a monthly rent and operating expenses of approximately $4,000.

         In addition, the Company maintains offices in Springville, Utah, occupying a Class A facility in two adjacent buildings. The first building houses its administrative and IT functions, with 10,000 square feet of space, with the second housing the operator complex and sales organizations with 6,122 square feet. The Springville lease began in 2003 and has a term of five years that expires January 2, 2008. The Springville offices can accommodate up to 100 employees and is fully equipped with up-to-date computer equipment. The Springville lease requires a monthly rent and operating expenses of approximately $15,000.

2.       DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its dental practice management services. In accordance with Statements of Financial Accounting Standards ("SFAS") 144, ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS, the Company has restated its historical results to reflect its dental practice management service business segment as a discontinued operation.

         A summary of the results from discontinued operations for the years ended March 31, 2007, 2006, and 2005 are as follows:

                                                       FOR THE YEARS ENDED MARCH 31,
                                                 ----------------------------------------
                                                    2007          2006            2005
                                                 -----------   -----------    -----------
                                                             (IN THOUSANDS)
Net revenue ..................................   $        --   $        --    $        --
Operating expenses ...........................            --             3             --
                                                 -----------   -----------    -----------
Income (loss) from operations ................            --            (3)            --
Interest expense .............................            --            (1)           (36)
Interest income ..............................            --            --             --
Gain on termination of service agreements
  with Affiliated Practices ..................            10            87             42
Gain on debt forgiveness .....................            --            --             15
Loss on settlement of capital lease ..........            --            --           (149)
Tax expense ..................................            --
                                                 -----------   -----------    -----------
Net income (loss) from discontinued operations   $        10   $        83    $      (128)
                                                 ===========   ===========    ===========

         Interest expense of $0, $1,000, and $36,000 for fiscal years 2007, 2006, and 2005, respectively, was allocated to the discontinued dental practice management services business segment since it relates to specific debts that were incurred in order to provide the dental practice management services.

         Discontinued operations generated cash flows through the third quarter of fiscal 2007.

         A summary of the assets and liabilities of its discontinued operations are as follows:


                                                            AS OF MARCH 31,
                                                            2007         2006
                                                         ----------   ----------
                                                             (IN THOUSANDS)

              Notes receivable, net ..................   $       --   $       --
              Capital lease settlement liability .....   $       --   $       53


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

REVENUE RECOGNITION

         The Company's revenues are generally classified into three main categories: license revenues, Subscription and audio services revenues and maintenance and professional services revenues. License revenues are generated from the sale of the Company's iLinc suite of Web conferencing software on a software purchase model basis under the traditional perpetual model or the iLinc Enterprise Unlimited model launched in fiscal 2006 and from the sale of its off-the-shelf courseware. Subscription and audio services revenues are generated from the sale of its iLinc Suite of Web conferencing software on an Application Service Provider ("ASP") model basis, the sale of its iLinc Suite software on a per-minute basis, and includes all revenues from the provision of audio conferencing services, as well as, all service contracts that might include hosting, and training services. Maintenance and professional services revenues are generated from the sale of maintenance contracts related to its iLinc suite of Web conferencing software on a purchase model basis and from the sale of professional services that are associated with its custom content development services.

Sales of Software Licenses

         Because the Company offers the iLinc Suite software in one of two forms, the first being a purchase model and the second being an ASP or per-minute model, the Company has separate revenue recognition policies applicable to each licensing model. With each sale of its Web conferencing products and services, the Company executes written contracts with its customers that govern the terms and conditions of each software license sale, hosting agreement, maintenance and support agreement and other services arrangements. The Company does not typically execute written agreements for the sale of audio conferencing services.

         In connection with the Company's sales of software licenses, whether on a purchase model basis or periodic license basis, the Company adopted Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2 the Company recognizes revenue from the sale of software licenses if all of the following conditions are met: first, there is persuasive evidence of an arrangement with the customer; second, the product has been delivered to the customer; third, the amount of the fees to be paid by the customer is fixed or determinable; and, fourth, collection of the fee is probable.

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

         At the time of the sale of its software license on a purchase license basis, the Company assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction before recording immediate revenue recognition, assuming all other elements of revenue recognition are present. Billings to its customers are generally due within 30 to 90 days, with payment terms up to 180 days available to certain credit worthy customers. The Company believes that it has sufficient history of collecting all amounts within these normal payment terms and to conclude that the fee is fixed or determinable at the time of the perpetual license sale.

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

         During fiscal 2006, iLinc launched its Enterprise Unlimited perpetual licensing model that enables customers to pay a one-time up-front fee for unlimited, organization-wide Web conferencing, with revenue recognized at the time of the sale of the Enterprise Unlimited perpetual license. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement and that is approximately equivalent to the 12% to 18% for maintenance and 10% for hosting charged for concurrent seat perpetual license contracts. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged with the additional revenue recognized on a straight-line basis over the period of the contract.

Sales of Concurrent Licenses on an ASP and Per-minute Basis

         Historically and on a continuing basis, a majority of the Company's license revenue has been generated under the software purchase model basis, with revenue recognized based on a one-time sale of a perpetual license. In addition to that purchase model software sale, the Company also offers a more flexible concurrent connection seat license and a pay-per-minute usage based model. Under its ASP model, a customer may subscribe to a certain number of concurrent connections or seats for a fixed period, often a year. Under this ASP method, the Company recognizes the revenue associated with these monthly, fixed-fee subscription arrangements each month on a straight-line basis over the term of the agreement in accordance with Emerging Issues Task Force ("EITF") 00-03, APPLICATION OF AICPA SOP 97-2 TO ARRANGEMENTS THAT INCLUDE THE RIGHT TO USE SOFTWARE STORED ON ANOTHER ENTITY'S HARDWARE. Other customers choose to avoid annual commitments and instead use its Web conferencing and audio conferencing products and services based upon a per-minute or usage-based pricing model. Per-minute customers may also include those customers on an ASP model that incur overage fees for usage in excess of the permitted number of seats or minutes in excess of the minimum commitment. The per-minute fees that include overage fees are charged at the end of each month and recorded as revenue at the end of each month as the services are provided. Customers with contractually established minimum per-minute fees are assessed the greater of the established minimum or the actual usage at the end of each month. Customers wishing to avoid monthly commitments may use the e-commerce portion of the Company's Web site that permits the use of its Web conferencing services on a pay-per-use basis, with no monthly minimum, purchasing the services and paying for those services online by credit card.

Sales of Maintenance, Hosting and other Related Services

         The Company offers with each sale of its software products a software maintenance, upgrade and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold on a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12-month terms with maintenance contracts available up to 36 months. The Company typically charges 12% to 18% of the software purchase price for maintenance for a 12-month contract with discounts available for longer-term agreements. The Company also typically charges 10% of the software purchase price for hosting of purchase model software sales for customers who do not wish to install and host the iLinc Suite on their own premises or that of a co-location facility. Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement and that is approximately equivalent to the 12% to 18% charged for concurrent seat perpetual license contracts.

         Revenues from consulting, training and education services are recognized either as the services are performed, ratably over a subscription period, or upon completing a project milestone if defined in the agreement. These consulting, training and education services are not considered essential to the functionality of its products as these services do not alter the product capabilities, do not require specialized skills and are often performed by the customer or its VAR's customers without access to those services.

         Implementation, recording, storage, consulting, training, translation and other event type services may also be sold in conjunction with the sale of its software products. Those services are generally recognized as the services are performed or earlier when all other revenue recognition criteria have been met. Although the Company may provide implementation, training and consulting services on a time and materials basis, a significant portion of these services have been provided on a fixed-fee basis.

         Event services revenues derived from hosted webinars or conference calls are recognized upon completion of the events.

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

Sales of Custom Content Development Services

         A component of the Company's maintenance and professional services revenue is derived from custom content development services. The sale of custom content development services often involves the execution of a master service agreement and corresponding work orders describing the deliverable due, the costs involved, the project milestones and the payments required. These custom content development services are primarily outsourced to a subcontractor, Interactive Alchemy. For contracts and revenues related exclusively to custom content development services, the Company recognizes revenue and profit as work progresses on custom content service contracts using the percentage-of-completion method. This method relies on estimates of total expected contract revenue and costs as each job progresses throughout the relevant contract period. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a custom content service contract can be made. Recognized revenues and profit are subject to revisions as the custom content service contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Customers sometimes request modifications to projects in progress which may result in significant revisions to cost estimates and profit recognition, and the Company may not be successful in negotiating additional payments related to the changes in scope of requested services. Should this arise, the provision for any estimated losses on uncompleted custom content service contracts are made in the period in which such losses become evident. There were no such losses at March 31, 2007, 2006, and 2005 for any custom content development services. For arrangements requiring customer acceptance, revenue is deferred until the earlier of the end of the acceptance period or until written notice of acceptance is received from the customer.

Sales by VARs and Agents

         The Company has engaged organizations within the United States of America and in other countries that market and sell its products and services through their sales distribution channels that are value added resellers (VARs). The VARs primarily sell, on a non-exclusive basis, its iLinc suite of Web conferencing products and predominately sell purchase-model perpetual licenses for installation and hosting by the VAR's customer. The Company's VAR contracts have terms of one to two years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. Each VAR purchases the product from the Company and resells the product to its customers. Under those VAR agreements, the Company records only the amount paid by the VAR as revenue and recognizes revenue when all revenue recognition criteria have been met. The Company also engages organizations that act as mere agents or distributors of its products ("Agents"), without title passing to the Agent and with the Agent only receiving a commission on the consummation of the sale to its customer. The Company records revenue on sales by Agents on a gross basis before commissions due to the Agent and only when all revenue recognition criteria are met as would be with a sale by the Company directly to a customer not involving an agent.

Sales Reserve

         The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded, if at all, as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported. As of March 31, 2007 and 2006, the Company did not believe that an accrual for sales reserve was necessary, but continues to assess the adequacy of the sales reserve account balance on a quarterly basis.

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

         The allowance for doubtful accounts for iLinc Web collaboration product sales was $117,000 and $120,000 as of March 31, 2007 and 2006, respectively, and is based on its historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

BARTER TRANSACTIONS

         In accordance with Accounting Principles Board ("APB") Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and SFAS No. 153, EXCHANGES ON NONMONETARY ASSETS, for the 12 months ended March 31, 2007, the Company recorded license sale revenues as a result of certain barter transactions that involved the exchange of hardware or services from various providers. As the exchanges related to either dissimilar assets or were similar but otherwise recognizable assets, thus the exchange was considered a culmination of the earnings process, and therefore the Company recorded the sale of its software as software license revenue at the exchanged fair value of the hardware or services received.

         On September 28, 2006, the Company entered into a reciprocal OEM agreement with ThinkEngine Networks, Inc., a provider of TDM and IP capable conferencing bridges and media servers. ThinkEngine purchased a private label OEM license in a barter exchange in which the Company acquired hardware conferencing bridges for use by the Company. The Company recognized $225,000 of license revenue related to this barter transaction. The Company recorded an asset with a value of $255,000, paid $30,000 and recorded $30,000 of depreciation expense through March 31, 2007.

         On December 12, 2006, the Company entered into a reciprocal services agreement with Measured Progress, a provider of testing services. Measured Progress purchased iLinc Suite seats and an annual event room license in a barter exchange in which the Company acquired services and access to computer hardware for scale testing of the Company's software. The Company recognized $60,000 of license revenue during the year and deferred $75,000 of license revenue and $17,000 for maintenance and hosting revenue that are being recognized ratably over a 12 month period. The Company also recorded a prepaid asset of $152,000 and is amortizing it over the 12 month period of the service contract. Amortization expense through March 31, 2007 of $51,000 has been recorded.

SOFTWARE DEVELOPMENT COSTS

         The Company accounts for software development costs in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Costs of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. In May, 2006, the Company began production of version 9.0 of its Web collaboration software. In accordance with SFAS No. 86 the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project. As of March 31, 2007, the Company capitalized costs totaling $367,000. Version 9.0 was complete and released to customers in June 2007. The Company will begin amortization of these capitalized costs, using straight-line amortization over a three year period beginning July 2007. All other software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

ADVERTISING COSTS

         Advertising costs are expensed as incurred. The Company's advertising expense at March 31, 2007, 2006 and 2005 was $35,000, $40,000 and $22,000,
respectively.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt investments with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

         The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. At March 31, 2007 and 2006, the Company had approximately $857,000 and $350,000, respectively, in excess of FDIC insured limits.

CERTIFICATE OF DEPOSIT

         The Company holds various certificates of deposit at financial institutions. These certificates have maturities of six months from the date of acquisition, which precludes them from being accounted for as a cash equivalent.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the various classes of depreciable assets as follows:

       Furniture & Fixtures                 5 years
       Equipment                            5 years
       Computer Equipment                   3-5 years
       Leasehold Improvements               shorter of 5 years or lease term

         Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in general and administrative operating expenses.

INTANGIBLE ASSETS

         On April 1, 2002, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS and as a result, the Company's goodwill is no longer amortized. SFAS No. 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. Upon initial and subsequent application of SFAS No. 142, the Company determined there was no impairment of goodwill. The Company has established the date of March 31 on which to conduct its annual impairment test.

         The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with the acquisitions (see Note 8). Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. The Company has determined that impairment of that goodwill and intangible assets was not required.

         Debt issuance costs, which are included in other intangible assets, are amortized using the straight-line method which approximates the same results had the interest method been used, over the term of the related debt obligations. At March 31, 2007 and 2006, debt issuance costs, net of accumulated amortization, were $512,000 and $587,000, respectively. Amortization of debt issuance costs have been reflected in interest expense in the accompanying consolidated statements of operations and total $149,000, $229,000, and $194,000 for the years ended March 31, 2007, 2006, and 2005, respectively. These intangibles are amortized over their expected lives of between 39 months and 120 months. The $149,000 of amortization for the year ended March 31, 2007 includes $76,000 related to the March 2002 Convertible Note Offering, $63,000 related to the 2004 Private Placement Offering, and $10,000 related to the refinanced 2004 Private Placement Offering. As a result of the debt extension of the Senior Notes from the 2004 Private Placement Offering treated as a debt extinguishment in accordance with EITF 96-19 DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, in December 2006 the Company wrote off $272,000 of gross deferred financing costs and $232,000 of accumulated amortization of deferred financing costs as part of a loss on extinguishment of debt. The $229,000 of amortization for the year ended March 31, 2006 includes $131,000 related to the March 2002 Convertible Note Offering and $98,000 related to the 2004 Private Placement Offering. Included in the March 2002 Convertible Note Offering, amortization of $50,000 was accelerated due to the conversion of $525,000 of the notes into 1,917,088 shares of the Company's common stock. Included in the April 2004 Private Placement Offering, amortization of $10,000 was accelerated due to the conversion of $225,000 of the offering debt into 903,205 shares of the Company's common stock.

         Other intangibles primarily consist of the Glyphics and LearnLinc purchase consideration (see Note 8), that was allocated to purchased software and customer relationship intangibles (see Note 6). Such other intangibles are amortized over their expected benefit period of 24 to 72 months.

LONG-LIVED ASSETS

         The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. No impairment charges were recorded for the years ended March 31, 2007, 2006, and 2005.

CUSTOMER CONCENTRATIONS

         Accounts receivable represent license agreements entered into and services rendered by the Company with its customers. The Company performs periodic credit reports before recognizing sales to certain customers, but does not receive collateral related to the receivables.

         Revenues included one customer with transactions approximating 6%, 8%, and 6% of net revenues for the years ended March 31, 2007, 2006, and 2005, respectively. Revenues from international customers for the years ended March 31, 2007, 2006, and 2005 approximated $456,000, $566,000, and $391,000, respectively.

         Accounts receivable balances for two customers totaled approximately 9% and 6%, respectively at March 31, 2007 and accounts receivable balances for two customers totaled approximately 9% and 7% of the total balance outstanding at March 31, 2006.

INCOME TAXES

         The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109 ACCOUNTING FOR INCOME TAXES. Under this method, deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

         The Company has recorded a valuation allowance for its deferred tax assets due to the lack of profitable operating history. The Company recorded a valuation allowance for its deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history of its implementation of the Web conferencing and audio conferencing business plan. Based on the financial results for the year ending March 31, 2007, the Company has begun to exhibit the ability to generate taxable income. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made the Company has met the more likely than not threshold for such recognition.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS 123R"). Under this new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies are required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R became effective for the Company for periods beginning after March 31, 2006 and allows for several alternative transition methods. The Company adopted SFAS 123R, effective April 1, 2006, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the option's effective date. The Company elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the Consolidated Statement of Operations and total compensation cost related to non-vested awards not yet recognized, as determined under the original provisions of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION must also be recognized in the Consolidated Statement of Operations as vesting occurs.

         Prior to April 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - COMPENSATION AND DISCLOSURE. Under the prior method, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price and provided pro forma disclosure of net income and earnings per share in the notes to the financial statements.

INCOME/LOSS PER SHARE

         Basic income/loss per share are computed by dividing net income/loss available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the 12 months ended March 31, 2007, 2006 and 2005, options and warrants to purchase 2,732,937, 5,285,528 and 4,524,137 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

         Additionally, for the 12 months ended March 31, 2007, 2006 and 2005 preferred stock and debt convertible into 9,780,000, 10,450,000 and 8,175,000 shares of common stock, respectively, were excluded from the computation of diluted income/loss per share because inclusion of such would be antidilutive. Furthermore, a restricted stock grant of 450,000 shares has been excluded from the income/loss per share calculations because the measurement date stock price exceeds the average stock price for all periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings and notes receivables as of March 31, 2007 and 2006, approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

GUARANTEES AND INDEMNIFICATIONS

         The Company provides a limited 90-day warranty for certain of its software products. Historically, claims by customers under this limited warranty have been minimal, and as such, no warranty accrual has been provided for in the Company's consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS -- AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND RESCISSION OF FIN 34. The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45.

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer's or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2007.

         The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-03 ("EITF 06-03"), HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT (THAT IS, GROSS VERSUS NET PRESENTATION). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. The Company's adoption of ETIF 06-03 has not and is not expected to have a material effect on its consolidated financial position or results of operations.

         In June, 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning in the first quarter of fiscal 2008. The Company is in the process of determining the impact of the adoption of FIN 48 on the Company's financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal 2009. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

         On February 15, 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company's 2008 fiscal year is permissible, provided the Company has not yet issued interim financial statement for 2008 and has adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this St andard.

         In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatement of financial statements, including misstatements that were not material to prior years' financial statements. The Company is required to adopt the provisions of SAB 108 in its financial statements for the 2007 fiscal year. The Company adopted SAB 108 effective April 1, 2006. During the fourth quarter of 2007, the Company increased beginning accumulated deficit and net deferred income tax liability by $214,000 (Note 17).

RECLASSIFICATIONS

         Certain prior year balances in the consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation.

4.       NOTE RECEIVABLE

         In September 2006, a note receivable, relating to royalty payments past due in the amount of $54,000 was executed with the Company's subcontractor, Interactive Alchemy. The note bears interest of 7.5% and was due in four monthly installments of $14,000 beginning in December 2006. At March 31, 2007, Interactive Alchemy had paid $42,000 on the note, with the final payment of $14,000 plus interest remaining. Subsequent to March 31, 2007, on May 25, 2007, Interactive Alchemy paid the note plus interest in full.

         In June 2005, a note receivable relating to the sale of software in the amount of $25,000 was settled for $17,500. The Company recognized a loss on settlement of $7,500. The remaining note receivable bears interest at 10%, with interest and principal due in monthly installments through October 31, 2006. This note relates to the September 2005 sale of software acquired during the acquisition of Quisic for $40,000, of which $20,000 was paid up front and the remainder recorded as a note receivable, which resulted in a gain on sale of software for $40,000. The Company subsequently collected $10,000 on this note and wrote-off the remaining $10,000.

5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consisted of the following:

                                                                  MARCH 31,
                                                             ------------------
                                                              2007       2006
                                                             -------    -------
                                                               (IN THOUSANDS)
         Furniture and fixtures ...........................  $   335    $   349
         Equipment ........................................      298        298
         Computer equipment ...............................    3,043      2,400
         Leasehold improvements ...........................       36         29
                                                             -------    -------
            Total property and equipment ..................    3,712      3,076
         Less: accumulated depreciation ...................   (3,021)    (2,740)
                                                             -------    -------
            Property and equipment, net ...................  $   691    $   336
                                                             =======    =======

         Depreciation expense for the years ended March 31, 2007, 2006 and 2005 was $342,000, $940,000 and $845,000, respectively.

6.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:

                                                                  MARCH 31,
                                                              ----------------
                                                                2007    2006
                                                              -------  -------
                                                               (IN THOUSANDS)
         Goodwill...........................................  $11,206  $11,206
                                                              =======  =======

         The changes in the carrying amount of the goodwill for the years ended March 31, 2007 and 2006 (IN THOUSANDS):

         Balance, March 31, 2005 .....................................   $10,797
            Mentergy acquisition, royalty accrual ....................       280
            Glyphics acquisition .....................................         9
            Issuance of Glyphics escrow shares .......................       120
                                                                         -------
         Balance, March 31, 2006 .....................................   $11,206
         Balance, March 31, 2007 .....................................   $11,206

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

         In accordance with SFAS 142, the Company does not amortize goodwill. SFAS 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. The Company has established the date of March 31, 2007 on which to conduct its annual impairment test. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value or the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. The Company's management believes that no impairment exists at March 31, 2007.

                                                   ------------------------------------------------
                                                                     MARCH 31, 2007
                                                   ------------------------------------------------
                                                   WEIGHTED
                                                   AVERAGE      GROSS
                                                   REMAINING   CARRYING     ACCUMULATED
                                                     LIVES      AMOUNT      AMORTIZATION     NET
                                                   ------------------------------------------------
                                                    (YEARS)                (IN THOUSANDS)
         AMORTIZED INTANGIBLE ASSETS:
            Deferred financing costs                 4.57       $   919     $   (407)      $   512
            Purchased software                       0.17         1,481       (1,437)           44
            Customer relationships                   3.17         1,230         (597)          633
            Capitalized software development costs   3.0            367           --           367
                                                                -----------------------------------
                                                                $ 3,997     $ (2,441)      $ 1,556
                                                                ===================================

                                                   ------------------------------------------------
                                                                     MARCH 31, 2006
                                                   ------------------------------------------------
                                                   WEIGHTED
                                                   AVERAGE      GROSS
                                                   REMAINING   CARRYING     ACCUMULATED
                                                     LIVES      AMOUNT      AMORTIZATION     NET
                                                   ------------------------------------------------
                                                    (YEARS)                (IN THOUSANDS)
         AMORTIZED INTANGIBLE ASSETS:
            Deferred financing costs                 5.10       $ 1,080     $   (493)      $   587
            Purchased software                       1.17         1,481       (1,169)          312
            Customer relationships                   4.17         1,230         (398)          832
                                                                -----------------------------------
                                                                $ 3,791     $ (2,060)      $ 1,731
                                                                ===================================


AGGREGATE AMORTIZATION EXPENSE FOR INTANGIBLES (IN THOUSANDS) :

                                                  For the year ended March 31, 2007           $618
                                                  For the year ended March 31, 2006           $744
                                                  For the year ended March 31, 2005           $812

ESTIMATED AMORTIZATION EXPENSE (IN THOUSANDS):
                                                                Fiscal Year
                                                                -----------
                                                                   2008         $   452
                                                                   2009             438
                                                                   2010             438
                                                                   2011             153
                                                                   2012              75
                                                                Thereafter           --
                                                                                --------
                                                                                $ 1,556
                                                                                ========

         As a result of the debt extension treated as a debt extinguishment in accordance with EITF 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, in December 2006 the Company wrote-off $272,000 of gross deferred financing costs and $232,000 of accumulated amortization of deferred financing costs as part of the loss on extinguishment of debt.

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         In May of 2006, the Company began production of version 9.0 of its Web collaboration software. In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project. As of March 31, 2007, the Company capitalized costs totaling $367,000. Version 9.0 was completed and released to customers in June 2007 and the Company began amortization of these capitalized costs, using straight-line amortization over a three year period in July 2007.

7.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                               MARCH 31,
                                                       -------------------------
                                                          2007          2006
                                                       -----------   -----------
                                                             (IN THOUSANDS)
         Accrued state sales tax ....................           77           233
         Accrued interest ...........................          290           343
         Amounts related to acquisitions ............           --             8
         Amounts payable to third party providers ...          258         1,006
         Amounts payable to Interactive Alchemy .....           62            36
         Accrued salaries and related benefits ......          394           453
         Deferred rent liability ....................           --            27
         Liabilities from discontinued operations ...           --            53
         Other ......................................           38            54
                                                       -----------   -----------
            Total accrued liabilities ...............  $     1,119   $     2,213
                                                       ===========   ===========

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

         On April 18, 2006, 704,839 shares were released from escrow related to the acquisition of Glyphics. Of that amount, 396,706 were returned to iLinc Communications due to the Company assuming obligations of $377,815 greater than scheduled in the purchase agreement. The remaining 308,133 shares were issued to the Glyphics shareholders at $0.39 per share based on the closing price of the agreement date of April 18, 2006. These shares were recorded as outstanding on March 31, 2006, pursuant to the terms of the Escrow Agreement. The common stock issued in this transaction was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Operating results associated with audio conferencing operations are included as of June 1, 2004. The purchase price recorded was calculated as follows:

                                                                          AMOUNT
                                                                          ------
         Issuance of iLinc's common stock (valued at $0.98 per share using the five day average closing price) .............  $2,763
         Issuance of iLinc's common stock (valued at $0.39 per share
               using the closing price at April 18, 2006 ...............     120
         Assumed liabilities ...........................................   2,466
                                                                          ------
            Total purchase price .......................................  $5,349
                                                                          ======

         The total purchase price was allocated to assets acquired, in accordance with SFAS No. 141, BUSINESS COMBINATIONS, based upon estimated fair market values as determined by an appraisal report obtained from an independent appraisal firm. The excess purchase price over the estimated fair market value of the tangible and intangible assets acquired was allocated to goodwill. As this transaction is intended to qualify as a tax-free acquisition, the tax bases of the acquired assets remain unchanged. As a result, a deferred tax liability of $1,132,000 has been established in an amount equal to the Company's statutory tax rate multiplied by the difference between the allocated book value of acquired non-goodwill assets and the tax bases of those assets. This increase to deferred tax liability resulted in a corresponding increase to the acquired goodwill. However, due to the presence of a valuation allowance against the net deferred tax asset, a second entry was then recorded to report the impact of the necessary decrease to the valuation allowance, with the offset being a reduction in acquired goodwill. The purchase price may change due to the ultimate resolution of charges against the escrow account, if any. The net result of these entries was to increase the deferred tax liability and decrease the valuation allowance by the same amount.

          The purchase price of Glyphics has been allocated as follows:

                                                                    PURCHASE
                                                                PRICE ALLOCATION
                                                                ---------------
                                                                 (IN THOUSANDS)
         Current assets ..................................      $           618
         Property and equipment ..........................                1,609
         Goodwill ........................................                1,118
         Identifiable intangible assets ..................                2,004
         Current liabilities .............................               (1,356)
         Notes payable ...................................                 (753)
         Capital leases ..................................                 (357)
         Common stock ....................................                   (3)
         Additional paid-in capital ......................               (2,880)
                                                                ---------------
         Total ...........................................      $            --
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

                                                                  -------------
                                                                    YEAR ENDED
                                                                  MARCH 31, 2005
                                                                  -------------
Revenues .......................................................  $      10,906
Loss from continuing operations ................................         (3,604)
 Net loss from continuing operations ...........................         (5,440)

Loss per basic and diluted share from continuing operations ....  $       (0.24)

 Weighted average shares outstanding:
    Basic and diluted ..........................................         23,328


9.       LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                  MARCH 31,
                                                             ------------------
                                                              2007        2006
                                                             -------    -------
                                                               (IN THOUSANDS)

         2002 Convertible redeemable subordinated notes ...  $ 5,100    $ 5,100
         2004 Senior unsecured promissory notes ...........    2,962      2,962
         Shareholders' notes payable ......................       51        157
         Notes payable ....................................      429        447
                                                             -------    -------
                                                               8,542      8,666

         Less: Current portion of long-term debt ..........     (143)      (199)
               Discount ...................................     (497)      (896)
               Beneficial conversion feature ..............     (496)      (597)
                                                             -------    -------
         Long-term debt, net of current portion ...........  $ 7,406    $ 6,974
                                                             =======    =======

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0% and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal 2004, holders with a principal balance totaling $150,000 converted their notes into 150,000 common shares of the Company. During fiscal 2006 holders with a principal balance of $525,000 converted their notes and $8,000 of accrued interest into 1,971,088 shares of the Company's common stock at a price of $0.25, $0.26 and $0.30 per share. Since the actual conversion price for the convertible debt was less than the fixed conversion price of $1.00, the Company recorded conversion expense of $338,000 for the period ending March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount and beneficial conversion feature associated with the debt by expensing $50,000 and $137,000, respectively, at the time of conversion. No conversion of debt of acceleration of amortization of costs occurred during the year ended March 31, 2007 for the Convertible Note Offering.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The senior notes are unsecured. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes bear interest at a rate of 10% per annum and accrued interest is due and payable on a quarterly basis beginning July 15, 2004, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the term of the notes which is approximately 39 months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. Since the actual conversion price for the debt was greater than the market value of the stock at the date of conversion, the Company recorded a gain on conversion of $9,000 for the year ended March 31, 2006. During fiscal 2006, the Company accelerated the amortization of the deferred offering costs and the discount associated with the debt by expensing $10,000 and $35,000, respectively, at the time of conversion. On November 9, 2005, placement agent warrants originally issued with an exercise price of $0.78 per common share were converted to 163,455 common shares at an exercise price of $0.25 per share, in which the Company received $41,000 in cash. The transaction resulted in an increase in deferred offering costs of $7,000 and an adjustment to additional paid-in capital of $7,000. No conversion of debt to equity or acceleration of amortization of costs related to such conversions occurred during the year ended March 31, 2007. In December, 2006, the Company negotiated a modification of the terms of the senior notes to extend the maturity date from July 15, 2007 to July 15, 2010. In exchange for the extension, the interest rate increased from 10% per annum to 12% per annum, with the new increased interest rate to begin to accrue under the amendment on January 16, 2007, and continue thereafter at that rate until maturity or the senior notes are fully paid. All other terms and provisions of the senior notes remained unchanged. The placement agent received a commission of $87,000 together with a warrant for the purchase of 100,000 shares of the Company's common stock with an exercise price of $0.66 per share. The warrant is effective as of December 15, 2006 and has a three year term. The note agent received an expense reimbursement of $14,000. In accordance with EITF 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, the debt extension was accounted for as an extinguishment of the existing debt and the creation of the new debt. As a result, the Company recorded a one-time loss on extinguishment of debt of $162,000 resulting from the acceleration of interest expense accounted for as debt discount and deferred offering costs under the original terms of the senior debt. The direct expenses of $101,000 and the estimated fair value of the warrant of $42,000 were recorded as a deferred offering cost and both will be amortized as a component of interest expense over the term of the senior notes.

         In connection with the Company's initial public offering (IPO) in March of 1998, the Company issued notes to certain shareholders who had provided capital prior to the IPO. These notes were originally due in April of 2005 and required quarterly payments of interest only at the rate of 10%. During the first quarter of fiscal 2006, many of the noteholders agreed to extend the maturity date and accept installment payments that were due during the year ended March 31, 2006. The outstanding principal balance on these notes was $51,000 and $157,000 as of March 31, 2007 and 2006, respectively, with no claims of default by the holders of the outstanding IPO notes. The Company has agreed to make installment payments for the outstanding principal balance plus accrued interest. notes.

         In connection with the Company's acquisition of Glyphics (Note 8), the Company assumed $753,000 in loan obligations. At March 31, 2007, $92,000 is currently due in the short term. The rates of interest on these notes range from 6% to 10.25% per annum. An additional $337,000 is due over the next five years.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to March 31, 2007 were as follows (IN THOUSANDS):


         2008.......................................................  $     143
         2009.......................................................         72
         2010.......................................................         79
         2011.......................................................      3,047
         2012.......................................................      5,193
         Thereafter.................................................          8
                                                                      ----------
                                                                      $   8,542
                                                                      ==========

10.      CAPITALIZATION

PREFERRED STOCK

         The Company has the authority to issue ten million shares of preferred stock, par value $0.001 per share.

         On September 16, 2003, the Company completed its private placement of Series A convertible preferred stock (the "Series A Preferred Stock") with detachable warrants. The Company sold 30 units at $50,000 each and raised a total of $1,500,000. Each unit consisted of 5,000 shares of Series A Preferred Stock, par value $0.001 and a warrant to purchase 25,000 shares of common stock. The Series A Preferred Stock is convertible into the Company's common stock at a price of $0.50 per share, and the warrants are immediately exercisable at a price of $1.50 per share with a three-year term. Accordingly, each share of Series A Preferred Stock is convertible into 20 shares of common stock and retains a $10 liquidation preference. The Company pays an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro-rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 were considered a deemed dividend in the calculation of loss per share. During the 2005 fiscal year, holders of 22,500 shares converted to 450,000 shares of common stock. During the 2007 fiscal year, holders of 12,500 shares converted to 250,000 shares of common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus dated May 24, 2004.

         On September 30, 2005, the Company executed definitive agreements with nine investors to issue 70,000 unregistered shares of its Series B Preferred Stock, par value $0.001 (the "Series B Preferred Stock") and warrants to purchase 700,000 shares of its common stock (the "Warrants") in a private transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933. The Series B Preferred Stock bears an 8% dividend, was sold using a deemed $10.00 per share issue price, and is convertible into 2,800,000 shares of the Company's common stock using a conversion priced of $0.25 per share. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on the third anniversary of the issue date of September 30, 2005. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of loss per share. During the 2007 fiscal year, holders of 10,500 shares of Series B Preferred Stock converted those shares into 420,000 shares of the Company's common stock.

COMMON STOCK

         As of March 31, 2007, the Company is authorized to issue 100 million shares of common stock with a $0.001 par value. As of March 31, 2007 the Company had 35,017,843 issued and 1,432,412 shares held in treasury. The Company has acquired treasury stock from certain affiliated practices for the payment of receivables and purchase of property and equipment as a part of its discontinued operations.

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its Chief Executive Officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at

$405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The shares 100% vest after ten years from the date of grant or upon attaining the following share price performance criteria: 150,000 shares vest if the share price trades for $4.50 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $8.50 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $12.50 per share for 20 consecutive days. In December 2001, in connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. The Company recognized a $179,000 charge to income at the date of grant. On June 23, 2006 the Board of Directors, at the recommendation of the Compensation Committee amended the vesting performance criteria hurdles as follows: 150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days. All other aspects of the grant remained the same.

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

         On June 9, 2006, the Company completed a private placement of 5,405,405 unregistered, restricted shares of common stock providing $2.0 million in gross cash proceeds. The Company has used the proceeds for working capital and general corporate purposes. The Company paid its placement agent an underwriting commission of $185,000, of which $25,000 was recorded as deferred offering costs as of March 31, 2006, and the Company incurred additional offering expenses of approximately $103,000. Pursuant to the registration rights agreement between the parties, the Company filed a Registration Statement on Form S-3 to enable the resale of the shares by the investors which was declared effective on September 29, 2006.


WARRANTS

         The following table summarizes information about stock purchase warrants outstanding at March 31, 2007:

                                        WARRANTS OUTSTANDING               WARRANTS EXERCISABLE
                           ---------------------------------------------  ----------------------
                                           WEIGHTED    WEIGHTED AVERAGE                WEIGHTED
                                            AVERAGE       REMAINING                    AVERAGE
                             NUMBER OF     EXERCISE      CONTRACTUAL       NUMBER OF   EXERCISE
                              SHARES         PRICE       LIFE (YEARS)       SHARES       PRICE
                           -------------  ----------  ------------------  -----------  ---------
   $   0.32 - $   0.32           50,000    $  0.32           2.0              50,000   $   0.32
   $   0.40 - $   0.40           50,000    $  0.40           2.0              50,000   $   0.40
   $   0.42 - $   0.42          543,182    $  0.42           4.2             543,182   $   0.42
   $   0.44 - $   0.44          132,972    $  0.44           3.5             132,972   $   0.44
   $   0.50 - $   0.50          700,000    $  0.50           1.5             700,000   $   0.50
   $   0.55 - $   0.55           50,000    $  0.55           2.0              50,000   $   0.55
   $   0.66 - $   0.66          100,000    $  0.66           2.7             100,000   $   0.66
   $   1.50 - $   1.50          171,510    $  1.50           3.8             171,510   $   1.50
                           -------------                                  -----------
                              1,797,664                                    1,797,664
                           =============                                  ===========

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

         In January 2005, in connection with the restructuring of the payments on loan obligations due in connection with the acquisition of Glyphics, the Company issued a warrant for 50,000 shares with an exercise price of $0.55. The loan was guaranteed by Gary Moulton, the Company's senior vice president of audio services, as well as a shareholder of the Company, both of whom were formerly owners of Glyphics. The warrant expired in January 2007. The fair value of the warrant of $8,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 72%, dividend yield of 0% and a risk-free rate of 3.1%.

         In June 2005, in connection with the restructuring of the payments, the Company issued a warrant for 50,000 shares to the Glyphics shareholder with an exercise price of $0.32. The warrant expires in June 2007. The fair value of the warrant of $6,500 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 71%, dividend yield of 0%, and a risk-free rate of 3.6%. On April 1, 2006, the Company issued an additional warrant for 50,000 shares with an exercise price of $0.40. The warrant expires in April 2009. The fair value of the warrant of $15,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 125%, dividend yield of 0% and a risk-free rate of 4.83%. In April 2006, the expiration dates of the warrants issued in January 2005 and August 2005 were extended to March 31, 2009. Based on an analysis using the Black-Scholes pricing model, no adjustment was made to the fair value of the two extended warrants. Subsequent to year end on April 1, 2007, the Company issued an additional warrant for 50,000 shares with an exercise price of $0.66. The warrant expires April 2010. The fair value of the warrant of $21,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 101%, dividend yield of 0% and a risk-free rate of 4.54%.

         On July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to an agent of the Company in connection with an agent agreement effective June 30, 2006. The warrant expires on July 1, 2011. The warrant is subject to vesting provisions based on net collected revenue targets achieved through the agent and certain value added resellers over a five year period. As of March 31, 2007, none of the revenue targets had been achieved. Therefore, no expense was recorded in the fiscal year. In accordance with EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES, the Company recorded a prepaid asset and corresponding additional paid-in capital of $467,000 as the fair value of the 1,000,000 shares at March 31, 2007 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of 4.25 years, volatility of 90%, dividend yield of 0% and a risk-free rate of 4.54%.

11.      INCOME TAXES

         Significant components of the provision for income taxes were as follows (in thousands):

                                                 YEAR ENDED        YEAR ENDED      YEAR ENDED
                                                  MARCH 31,        MARCH 31,        MARCH 31,
                                                    2007              2006            2005
                                               ---------------  ---------------  ---------------
         Current tax expense:
            Federal ...................                     --           (1,010)          (2,033)
            State .....................                     --           (1,915)            (359)
                                               ---------------  ---------------  ---------------
              Total current                                 --           (2,925)          (2,392)
                                               ---------------  ---------------  ---------------
         Deferred tax expense:
            Federal ...................                     85            1,010            2,033
            State .....................                     --            1,915              359
                                               ---------------  ---------------  ---------------
              Total deferred                                85            2,925            2,392
                                               ---------------  ---------------  ---------------
         Provision for income taxes....                     85               --               --
                                               ===============  ===============  ===============

         The Company incurred income tax expense of $85,000 for the years ended March 31, 2007 related to recognition of a deferred tax liability from amortization of goodwill from the Quisic and LearnLinc acquisitions and no income tax expense for the year ended March 31, 2006 due to the loss incurred in that period.

         Significant components of the Company's deferred tax assets (liabilities) were as follows (in thousands):

                                                                MARCH 31,
                                                         ----------------------
                                                           2007          2006
                                                         --------      --------
         Deferred tax assets:
            Reserves for uncollectible accounts...       $     45      $     48
            Deferred revenue .....................             87            17
            Accrued expenses .....................             55           194
            Property and equipment ...............            235           269
             Intangible Assets ...................             28            --
             Stock based compensation ............             58            --
            Net operating loss carryforward ......         14,952        15,355
                                                         --------      --------
               Total deferred tax assets .........       $ 15,460      $ 15,883
                                                         --------      --------

         Deferred tax liabilities:
            Glyphics book/tax differences ........           (262)       (1,132)

            Intangible assets ....................           (299)       (1,124)
                                                         --------      --------
              Total deferred tax liabilities .....           (561)       (2,256)
                                                         --------      --------

         Net deferred tax asset ..................         14,899        13,627
            Less: valuation allowance ............        (15,198)      (13,627)
                                                         --------      --------
                Net deferred tax liability .......       $   (299)     $     --
                                                         ========      ========


         The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (in thousands):

                                                                   YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                    MARCH 31,        MARCH 31,        MARCH 31,
                                                                      2007             2006             2005
                                                                   -----------      -----------      -----------

         Tax (benefit) at U.S. Statutory rate (34%) ..........     $        48      $      (398)     $    (1,811)
         State income taxes (benefit), net of federal tax ....               7              (70)            (319)
         Permanent book/tax differences ......................              68                -              (18)
         Prior year true-up ..................................          (1,610)              --               --
         Change in valuation allowance, net ..................           1,572              462            2,148
                                                                   -----------      -----------      -----------
            Total tax expense (benefit) ......................     $        85      $        --      $        --
                                                                   ===========      ===========      ===========

         At March 31, 2007, the Company had federal and State of Arizona net operating loss carry-forwards available to reduce future taxable income of approximately $42,306,000 and $10,408,000, respectively, which begin to expire in 2013 and 2008, respectively. The Company has certain net operating losses in other states relating to its acquisitions (see Note 8). The Company is currently quantifying such net operating losses and evaluating the Company's ability to use them. The Company has recorded a valuation allowance for its deferred tax assets due to the lack of profitable operating history. The Company recorded a valuation allowance for its deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history of its implementation of the Web conferencing and audio conferencing business plan. Based on the financial results for the year ending March 31, 2007, the Company has begun to exhibit the ability to generate taxable income. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made the Company has met the more likely than not threshold for such recognition.

         In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carry-forwards and credits existing prior to a change in control, as defined, in the Company or a company the Company has acquired may be substantially limited. Accordingly, the utilization of a substantial portion of the Company's net operating loss carry-forwards may be limited, such as net operating loss carry-forwards that are either related to the acquisition of ThoughtWare Technologies, Learning-Edge, Inc., Glyphics, and other acquired entities, or are related to current operations during which change in control events may have occurred. The net change in the valuation allowance for the year ended March 31, 2007 was $1,572,000. The net change in the valuation allowance for the year ended March 31, 2006 was $1,913,000.

12.      STOCK OPTION PLANS

         The Company grants stock options under its amended and restated 1997 Stock Compensation Plan (the "Plan"). The Company calculates the fair value of options on the day of grant and amortizes the fair value over the vesting period. Under SFAS 123R, the Company recognized $151,000 net of taxes, of compensation expense related to stock options and vesting of stock grants in the year ended March 31, 2007. The following table summarizes stock-based compensation expense related to employee stock options and vesting of employee stock grants under SFAS 123R for the year ended March 31, 2007, which was allocated by employee among various expense categories as follows (in thousands except per share amounts).

                                                                             ------------
                                                                             FOR THE YEAR
                                                                                ENDED
                                                                               MARCH 31,
                                                                                 2007
                                                                             ------------
         Stock-based compensation expense for stock options included:
           Cost of sales .................................................   $         14
           Research and development ......................................             11
           Sales and marketing ...........................................             43
           General and administrative ....................................             42
                                                                             ------------
                  Total ..................................................            110

         Stock-based compensation expense employee stock
           grants included general and administrative costs ..............             41

                                                                             ------------

         Stock-based compensation expense related to employee
           stock options and employee stock grants included
           in income from operations .....................................            151
         Tax benefit .....................................................             --
                                                                             ------------

         Stock-based compensation expense related to employee
           stock options and employee stock grants, net of tax ...........   $        151
                                                                             ------------

         Decrease in basic earnings per share ............................   $         --
         Decrease in diluted earnings per share ..........................   $         --

         As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended March 31, 2007 is based on options ultimately expected to vest, it has been reduced for expected forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

         The following table reflects net income and diluted net income per share pro forma information assuming application of SFAS 123 for the 12 months ended March 31, 2006 and 2005 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                         FOR THE YEAR     FOR THE YEAR
                                                                         ENDED MARCH      ENDED MARCH
                                                                           31, 2006        31, 2005
                                                                         ------------    --------------
         Net loss available to common shareholders, as reported
            for the prior period (1) .................................   $     (1,356)   $       (5,432)
         Stock-based employee compensation expense included in
            reported net loss for the prior period ...................             40                40
         Total stock-based employee compensation expense related
            to employee stock options and vesting of employee
            stock grants, net of tax .................................           (191)             (352)
                                                                         ------------    --------------
         Total Pro Forma net loss available to common shareholders, including the
            effect of stock-based compensation expense ...............   $     (1,507)   $       (5,744)
                                                                         ============    ==============

         Basic and diluted loss per common share:
            As reported for the prior period (1) .....................   $      (0.05)   $        (0.23)
                                                                         ============    ==============
            Including the effect of stock-based compensation
               expense ...............................................   $      (0.06)   $        (0.25)
                                                                         ============    ==============


(1) Net loss and net loss per share prior to fiscal 2007 did not include stock-based compensation expense for employee stock options under SFAS
         123 because the Company did not adopt the recognition provisions of SFAS 123.

         Upon adoption of SFAS 123R, the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted average fair value of employee stock options granted during the 12 months ended March 31, 2007, 2006 and December 31, 2005 was $0.43 per share, $0.22 per share and $0.56 per share, respectively, using the following weighted-average assumptions:

                                                      2007            2006            2005
                                                      ----            ----            ----
         Risk free interest rate                  4.43 - 5.11%    4.18 - 4.55%    4.19 - 4.71%
         Dividend yield                                0%              0%              0%
         Volatility factors of the expected
            market price of the Company's
            common stock                           92% - 109%     110% - 125%       73 - 90%
         Weighted-average expected life of
            Options                                 10 years        10 years        10 years

DETERMINING FAIR VALUE

         VALUATION AND AMORTIZATION METHOD. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model approach. The Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

         EXPECTED TERM. The expected term of the options granted represents the period of time that they are outstanding. Management estimated the expected term of the options granted based on the period of time the options will be outstanding. Management has determined that there were no meaningful differences in option exercise activity based on the demographics tested.

         EXPECTED VOLATILITY. The Company estimates the volatility of its options at the date of grant based on the historic volatility of its common stock for the previous two years.

         RISK-FREE INTEREST RATE. The Company bases the risk-free interest rate that it uses in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury bond issues with equivalent remaining terms.

         DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

         FORFEITURES. SFAS 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record shared-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for period prior to fiscal 2007, the Company also estimated forfeitures at the time of grant.

                                       64





         Stock option activity for the year ended March 31, 2007 was as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                             WEIGHTED       CONTRACTUAL      AGGREGATE
                                          SHARES SUBJECT      AVERAGE          LIFE       INTRINSIC VALUE
                                           TO OPTIONS      EXERCISE PRICE   (IN YEARS)    (IN THOUSANDS)

Options outstanding at April 1, 2006 ....   2,637,864         $  1.07
   Options granted ......................     731,000         $  0.47
   Options exercised ....................     (19,270)        $  0.25
   Options forfeited and expired ........    (211,042)        $  0.38
                                           ----------
Options outstanding at March 31, 2007 ...   3,138,552         $  0.98          6.14           $ 443
                                           ----------
Options exercisable at March 31, 2007....   2,381,859         $  1.15          5.21           $ 276
                                           ----------

         The aggregate intrinsic value in the table above represents total pretax intrinsic value (the difference between the Company's closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company's common stock. Total intrinsic value of options exercised for the year ended March 31, 2007 was $5,000. The Company issues new shares of common stock upon the exercise of stock options.

         At March 31, 2007, 1,710,810 shares were available for future grants under the Company's amended and restated Stock Compensation Plan (the "Plan").

         At March 31, 2007, the Company had approximately $182,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of
2.55 years.

         Under the Plan, as amended, the Company is authorized to issue 5,500,000 shares of common stock pursuant to "Awards" granted to officers and key employees in the form of stock options. The number of shares authorized as available for issue under the plan was increased from 3,500,000 at the 2005 Annual Meeting of Stockholders held on August 19, 2005.

         There were 3,138,552 and 2,637,864 options outstanding under the Plan, at March 31, 2007 and 2006, respectively. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of ten years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date grant. The options vest at varying rates over a one to five year period.

         Following is a summary of the status of the Company's stock options as of March 31, 2007:

                                                     NUMBER OF     WEIGHTED
                                                       SHARES      AVERAGE     WEIGHTED AVERAGE
                                                     UNDERLYING    EXERCISE     FAIR-VALUE OF
                                                      OPTIONS       PRICES     OPTIONS GRANTED
                                                     ----------   ----------   ----------------
Outstanding at March 31, 2004...................     2,282,855      $1.43

Granted.........................................       702,900       0.66           $ 0.56
                                                                               ================
Exercised.......................................      (151,160)      0.51
Forfeited.......................................      (370,688)      0.72
Expired.........................................       (25,889)      6.13
                                                     ----------   ----------
Outstanding at March 31, 2005...................     2,438,018      $1.32

Granted.........................................       815,500       0.29           $ 0.22
                                                                               ================
Exercised.......................................            --         --
Forfeited.......................................      (606,307)      1.01
Expired.........................................        (9,347)      1.05
                                                     ----------   ----------
Outstanding at March 31, 2006...................     2,637,864      $1.07

Granted.........................................       731,000       0.47           $ 0.43
                                                                               ================
Exercised.......................................       (19,270)      0.25
Forfeited.......................................      (128,646       0.33
Expired.........................................       (82,396)      0.46
                                                     ----------   ----------
Outstanding at March 31, 2007...................     3,138,552      $0.98
                                                     ==========   ==========

         The following table summarizes information about stock options outstanding at March 31, 2007:

                                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                --------------------------------------- ----------------------
                                             WEIGHTED  WEIGHTED AVERAGE              WEIGHTED
                                             AVERAGE      REMAINING                  AVERAGE
                                 NUMBER OF   EXERCISE    CONTRACTUAL     NUMBER OF   EXERCISE
                                  SHARES      PRICE      LIFE (YEARS)     SHARES      PRICE
                                ----------- ---------- ---------------- ----------- ----------
           $  0.24 - $  0.36       382,375    $  0.25        8.5           212,818   $  0.25
           $  0.39 - $  0.59     1,435,079    $  0.46        6.6         1,038,965   $  0.48
           $  0.60 - $  0.90       637,000    $  0.72        7.2           449,166   $  0.72
           $  0.92 - $  1.38       104,125    $  1.02        6.4           100,937   $  1.02
           $  1.94 - $  2.91       490,000    $  2.18        2.3           490,000   $  2.18
           $  6.13 - $  9.19        89,973    $  7.71        1.4            89,973   $  7.71
                                -----------                             -----------
                                 3,138,552                               2,381,859
                                ===========                             ===========

         During the 2007 fiscal year, 19,270 options were exercised by employees of the Company.

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its Chief Executive Officer an incentive stock grant under the 1997 Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The shares 100% vest after ten years from the date of grant or upon attaining the following share price performance criteria: 150,000 shares vest if the share price trades for $4.50 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $8.50 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $12.50 per share for 20 consecutive days. In December 2001, in connection with the restricted stock grant, the Company loaned the Chief Executive Officer $179,000 to fund the immediate tax consequences of the grant. The Company recognized a $179,000 charge to income at the date of grant. On June 23, 2006 the Board of Directors, at the recommendation of the Compensation Committee amended the vesting performance criteria hurdles as follows: 150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days. All other aspects of the grant remained the same.

13.      COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company leases a portion of its property and equipment under the terms of capital and operating leases. Currently, the Company has capital leases for computer hardware and software ranging in terms from 3 to 5 years. The capital leases bear interest at varying rates ranging from 10.0% to 15.0% and require monthly payments.

         Assets recorded under capital leases, at March 31, 2007, consisted of the following (IN THOUSANDS):

         Cost.....................................................  $       227
         Less: accumulated depreciation...........................           (5)
                                                                    ------------
         Total....................................................  $       222
                                                                    ============

         Future minimum lease payments under capital leases and non-cancelable operating leases with initial or remaining terms of one or more years consisted of the following at March 31, 2007 (IN THOUSANDS):

                                                             CAPITAL   OPERATING
         2008............................................   $     67  $     539
         2009............................................         85        384
         2010............................................         85        345
         2011............................................         42        341
         2012............................................         42        313
         Thereafter......................................         17         --
                                                            --------- ----------
         Total minimum obligations.......................        338  $   1,922
                                                                      ==========
         Less: amount representing interest..............        (70)
                                                            ---------
         Present value of minimum obligations............        268


         Less: current portion...........................        (45)
                                                            ---------
         Long-term obligation at March 31, 2007..........   $    223
                                                            =========

         The Company incurred rent expense of $508,000, $604,000 and $569,000 in fiscal 2007, 2006 and 2005, respectively. The Company occupies space in Phoenix, Arizona, where the Company is headquartered. The Company also leases space in Springville, Utah as a result of the acquisition of Glyphics and space in Troy, New York, with an emphasis in that location on research and development and technical support.

         On May 5, 2006, the Company amended the lease on its Phoenix location, which was set to expire February 28, 2007. The term was extended to February 28, 2012, and square footage and the related expense were reduced as a result of the amendment. In addition, a cancellation clause was added. Under the cancellation terms, the Company may cancel the lease, with nine months' notice effective February 28, 2009 or February 28, 2010 with a nine-month or six-month base rent penalty, respectively. After this amendment, the Phoenix lease requires a monthly rent and operating expense of approximately $25,000.

         On July 5, 2006, the Company amended the lease on its New York location, which had expired December 31, 2005. The new lease term is effective July 1, 2006 through June 30, 2009. Under the terms of the new lease the monthly rent and operating expenses are approximately $4,000

         The lease related to the Springville location expires in January, 2008 and requires a monthly rent and operating expenses of approximately $15,000.

 SUBCONTRACTOR AGREEMENT

         On April 29, 2006, the Company amended its agreement with its custom content subcontractor, Interactive Alchemy. The original agreement was a three-year agreement effective May 1, 2003. The amendment dated April 29, 2006 extends the agreement for an additional non-cancelable two-year term effective May 1, 2006. Under the revised agreement, Interactive Alchemy will continue to provide custom content development services to the Company for the Company's customers in exchange for a fixed percentage of the Company's custom content fee. The amount due is limited to a cap of $200,000 in the first year and $450,000 in the second year of the amended agreement. The Company records gross custom content revenue for its customers with a corresponding fixed percentage commission due to Interactive Alchemy as a cost of sale.

ROYALTY AGREEMENTS

         In conjunction with the acquisition of certain assets from Mentergy, Inc. ("Mentergy"), the Company agreed to provide a royalty earn-out payment that is due upon collection of cash received from the sales of its Web conferencing software. The royalty earn-out was originally equal to 20% for all revenues collected from the sale of that Web conferencing software over a three-year period beginning November 4, 2002. The Company accounts for any such amounts collected as additional purchase consideration in accordance with EITF 95-8, ACCOUNTING FOR CONTINGENT CONSIDERATION PAID TO THE SHAREHOLDERS OF AN ACQUIRED ENTERPRISE IN A PURCHASE BUSINESS COMBINATION at the time such amounts are accrued as revenue. The Company had accrued Mentergy royalties totaling $52,000 and $890,000 as of March 31, 2007 and March 31, 2006, respectively (the "Royalty Accrual Amount"). In the prior year, the royalty was calculated on the accrual basis for consistency with the Company's revenue recognition policies. Since the royalty agreement term ended on November 4, 2005, the obligation at March 31, 2006 was adjusted to reflect amounts due on the collection of cash received on the sales of Web conferencing software through November 4, 2005. On October 10, 2005, Mentergy and the Company executed a payment agreement. Through March 31, 2007, the Company had paid $1.1 million, net of interest, to Mentergy in accordance with the royalty and payment agreement. The Company then paid in full all amounts due to Mentergy with the payment of $52,000, net of interest, on April 2, 2007.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Powers, Mr. Dunn, and Mr. Moulton. All are officers, and Mr. Powers is also Chairman of the Board of Directors. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all of the Company's compensation plans. Each agreement establishes a base annual salary and provides the eligibility for an annual award of bonuses based on the management incentive compensation plan (as adopted and amended by the Compensation Committee of the Board of Directors from year to year), and is subject to the right of the Company to terminate their respective employment at any time without cause. Mr. Powers' and Mr. Dunn's employment agreements provide for continuous employment for a one-year term that renews automatically unless otherwise terminated. Mr. Dunn's employment agreement permits Mr. Dunn to work outside the corporate offices, and Mr. Dunn relocated to Houston in June of 2005. Mr. Moulton's agreement provides for continuous employment for a two-year term. Under each of the employment agreements, if the Company terminates the employee's employment without cause (as therein defined), Mr. Powers, Mr. Dunn, and Mr. Moulton will be entitled to a payment equal to 12 months' salary. Additionally, Mr. Powers' and Mr. Dunn's employment agreements provide for a severance payment equal to one (1) year's compensation in the event of termination of employment following a "change in control" of the Company (as defined therein) except that should Mr. Dunn obtain employment with the successor organization in a comparable position, then the Company shall not be responsible for the severance payment. Each of the foregoing agreements also contains a covenant limiting competition with iLinc for one year following termination of employment except for Mr. Moulton's which limits competition with iLinc for nine months following termination. The aggregate potential payment under such agreements would be $1.0 million as of March 31, 2007.


14.      RELATED PARTY TRANSACTIONS

         There were no related party transactions between the Company and related parties during the fiscal year ending March 31, 2007.

         On July 21, 2005, James L. Dunn Jr., the Company's CFO, purchased a note from one of the IPO Note holders. The note had a principal balance of $8,375 and was purchased at a discount. Mr. Dunn extended the term of the note that was then due until April 1, 2006. The note was paid in full in July 2006. On September 30, 2005, the father of James L. Dunn Jr. invested $25,000 in the Company's Series B Preferred Stock Offering and acquired 2,500 shares of iLinc Communications' Series B Preferred Stock and a Warrant to purchase 25,000 shares of the Company's common stock. The Warrant is exercisable immediately at an exercise price of $0.50 and expires on September 30, 2008. Mr. James L. Dunn, Jr. has no direct and beneficial interest in his father's investment.

         On July 31, 2005, the Company exchanged a convertible promissory note that had been issued in March of 2002 to Peldawn, LLC, of which Mr. Dan Robinson, a member of the Company's Board of Directors, is a partner. The note had an original principal balance of $25,000 and was originally convertible at $1.00 per share. As part of the Company's plan to decrease debt and increase shareholders' equity, in combination with holders of $525,000 principal balance of 2002 convertible redeemable notes, the note including principal and accrued interest was exchanged using a price of $0.30 per share into 84,183 shares of the Company's common stock. Due to the revised conversion terms of the convertible notes, the Company recorded $12,000 of conversion expense. The transaction resulted in accelerated amortization of the deferred offering costs and the discount and beneficial conversion features associated with the debt by expensing $2,400 and $6,500, respectively, at the time of conversion. The conversion price was above the fair market value of the Company's common stock on the date of conversion and was on the same terms as like holders.

         On August 16, 2005, Dr. James Powers, the Company's CEO, and his wife, exchanged convertible promissory notes that had been issued in March 2002. The notes had an original balance of $50,000 and were originally convertible at $1.00 per share. As part of the Company's plan to decrease debt and increase shareholders' equity, in combination with holders of $525,000 principal balance of 2002 convertible redeemable notes, the notes were converted at a price of $0.26 per share into 192,308 share of the Company's common stock. Due to the revised conversion terms of the convertible notes, the Company recorded $36,000 of conversion expense. The transaction resulted in accelerated amortization of the deferred offering costs and the discount and beneficial conversion features associated with the debt by expensing $4,800 and $13,000, respectively, at the time of conversion. The conversion price was above the market value of the Company's common stock on the date of the conversion and was on the same terms as like holders.

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

15.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    YEAR           YEAR           YEAR
                                                                    ENDED          ENDED          ENDED
                                                                   MARCH 31,      MARCH 31,      MARCH 31,
                                                                     2007          2006           2005
                                                                  -----------   -----------   -----------
                                                                              (IN THOUSANDS)
Cash paid
   Interest ...................................................   $     1,045   $       933   $     1,010
Supplemental information on non-cash transactions
   Warrants issued in connection with 3rd party
     distribution agreement ...................................           467            --            --
   Debt conversion into common shares .........................            --           225           583
   Convertible redeemable subordinated notes and accrued
     interest converted into common shares ....................            --           531           494
   Issuance of common stock in connection with acquisitions ...            --           120         2,763
   Accounts payable and accrued liabilities converted
     into common shares .......................................            --           550            --
   Accounts receivable converted into note receivable .........            54            --            --
   Warrants issued in connection with debt refinancing ........            42            --            --
   Warrants issued with preferred stock .......................            --            55            --
   Warrant conversion expense due to warrant repricing ........            --             7            --
   Addition of fixed assets and prepaid maintenance with capital
     leases ...................................................           268            --            --
   Addition of assets with barter transactions ................           466            --            --
   Repayment of accrued liabilities with deferred revenue .....             8            --            --
   Conversion of preferred stock to common stock ..............             1            --            --
   SAB 108 prior period adjustment ............................           214            --            --

16.      SUBSEQUENT EVENTS

         The Company has a note payable that was assumed in the Glyphics Acquisition. The principal balance at March 31, 2007 was $398,000. On April 1, 2007, the maturity date of the note was extended from April 1, 2007 to April 1, 2012, with monthly payments of approximately $8,000 at a variable rate of monthly interest equal to the prime rate.

         On April 1, 2006, the Company issued a warrant for 50,000 shares of common stock with an exercise price of $0.66 in connection with the extension of the $398,000 loan. The warrant expires in April 2010. The fair value of the warrant of $21,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 101%, dividend yield of 0% and a risk-free rate of 4.54%.

17.     IMPACT OF STAFF ACCOUNTING BULLETIN NO. 108 (SAB 108)

         In September 2006, the SEC issued SAB 108. SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether those misstatements are material to our financial statements. SAB 108 was effective for fiscal years ending after November 15, 2006. The transition provisions of the bulletin permit the Company to adjust its beginning accumulated deficit for the cumulative effect of immaterial errors relating to prior years. The Company adopted SAB 108 in the fourth quarter of fiscal 2007, with an effective date of April 1, 2006. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We previously used the roll-over method for quantifying identified financial statement misstatements.

         In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effect of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. In accordance with the bulletin, we have adjusted beginning accumulated deficit for 2007 in the accompanying financial statements for the items described below.

         INCOME TAXES - For income tax purposes, the Company is amortizing the goodwill recognized on its assets purchases of Quisic and LearnLinc. For book purposes, this goodwill is not amortized. This difference in book and tax accounting results in a deferred income tax liability. SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Generally, the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill normally should not be considered a source of future taxable income when assessing the realization of deferred tax assets. The Company historically has had no net deferred income tax assets because the Company has recorded a valuation allowance for its deferred tax asset as it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history. As such, the recognition of the deferred income tax liability related to the tax deductible goodwill would have resulted in a charge to the income tax provision. The effect of not recording a deferred income tax provision for this matter was not material to the statements of operations in any individual year. However, the accumulated difference on the balance sheet has become material to the balance sheet. Therefore, in order to correct the net deferred income tax liability for the tax deductible goodwill, the Company adjusted the beginning accumulated deficit for fiscal 2007 by $214,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 1, 2007, Epstein, Weber & Conover, PLC ("Epstein Weber") combined its practice with Moss Adams LLP ("Moss Adam") and therefore resigned as the independent registered public accounting firm for iLinc Communications, Inc. (the "Company"). According to information provided to the Company, all of the partners of Epstein Weber have become partners of Moss Adams.

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

         During the fourth quarter ended March 31, 2007, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

ITEM 9B. OTHER

PERFORMANCE GRAPH

         The following line graph compares the percentage change from March 31, 2001 through March 31, 2007 for (i) the Company's common stock, (ii) a peer group (the "Peer Group") of companies selected by the Company that are e-Learning and Web conferencing companies located in the United States, (iii) and the AMEX Composite Index. The companies in the Peer Group historically included Click2Learn, Digital Think, Docent, Learn2, Mentergy, Saba Software, Skillsoft, and Smart Force, but Click2Learn and Docent merged to become SumTotal Systems, Inc., Digital Think was purchased by Convergys Corporation and Mentergy and Learn2 had ceased to trade, and West Corp likewise ceased to trade and therefore the 2007 data point includes: Convergys Corporation, SumTotal Systems, Inc., Saba Software, Skillsoft, and WebEx.


                        [PERFORMANCE GRAPH APPEARS HERE]


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the Company's directors and executive officers and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's common stock with Section 16(a) of the Exchange Act will be set forth under the captions "Election of Directors" and "Section 16 Reports" in the Company's definitive Proxy Statement (the "2007 Proxy Statement") for its 2007 annual meeting of stockholders, which sections are incorporated herein by reference. The Company's Code of Ethics is incorporated herein by this reference and available at the Company' Web site located at www.ilinc.com.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in the section entitled "Executive Compensation" in the 2007 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The information required by this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2007 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in the section entitled "Certain Transactions" in the 2007 Proxy Statement, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Moss Adams LLP audited the Company's consolidated financial statements for the year ended March 31, 2007. Epstein Weber & Conover, PLC audited the Company's consolidated financial statements for the years ended March 31, 2005 and 2006.

AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to the Company by Moss Adams LLP, the Company's principal auditors, Epstein, Weber & Conover, PLC and by by BDO Seidman, LLP for the year ended March 31, 2006 were $16,600, $73,230 and $60,000, respectively. Total aggregate fees for professional services for the years ended March 31, 2007 and 2006, respectively were as follows:

                  SERVICES PROVIDED                        2007           2006
                                                         -----------------------
                  Audit Fees .....................       $ 80,780       $109,600
                  Audit Related Fees .............             --             --
                  All Other Fees .................          9,050          1,680
                                                         -----------------------
                       Total .....................       $ 89,830       $111,280
                                                         =======================

Audit Fees

         The aggregate fees billed for the years ended March 31, 2007 and 2006, were for the audits of the Company's consolidated financial statements and reviews of the Company's interim consolidated financial statements included in the Company's annual and quarterly reports, and for services provided with respect to the Company's other regulatory filings. The fees reflected above for 2007 do not include audit fees of $30,000 and other fees of $30,000 paid to BDO Seidman, LLP for the fiscal year ended March 31, 2007.

Audit Related Fees

         The aggregate fees billed for the years ended March 31, 2007 and 2006 were primarily for services provided for review and consultation on acquisition, capital raising and tender offer transactions.

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


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of March 31, 2007 and 2006.

Consolidated Statements of Operations for the years ended March 31, 2007, 2006, and 2005.

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006, and 2005.

Notes to the Consolidated Financial Statements.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

Reports of Independent Registered Public Accounting Firms

The following financial statement schedule is filed as a part of this Report under Schedule II on page 78. Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2007. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

(a)(3)   EXHIBITS.

 EXHIBIT
  NUMBER        DESCRIPTION OF EXHIBITS
-----------     -----------------------

    3.1(1)      Restated Certificate of Incorporation of the Company
    3.2(1)      Bylaws of the Company
    3.3(2)      Restated Certificate of Incorporation of the Company
    3.4(2)      Amendment of Bylaws of the Company
    3.5(3)      Restated Certificate of Incorporation of the Company
    3.6(9)      Certificate of Designations of Series A Preferred Stock
    3.7(10)     Certificate of Amendment of Restated Certificate of
                Incorporation of the Company
    3.8         Revised Certificate of Designations of Series B Preferred Stock
    4.1(1)      Form of certificate evidencing ownership of common stock of the
                Company
    4.6(2)      Form of certificate evidencing ownership of common stock of the
                Company
    4.7(3)      Form of Convertible Redeemable Subordinated Note
    4.9(9)      Form of Redeemable Warrant (2003 Private Placement Offering)
    *10.1(14)   The Company's amended and restated stock compensation plan
    *10.9(2)    Employment Agreement dated November 12, 2000 between the Company and James M. Powers, Jr.
    *10.11(15)  Employment Agreement dated February 15, 2001 between the Company and James L. Dunn, Jr. with Amendments
    10.16(6)    Asset Purchase Agreement by and among the Company and Quisic
                Corporation. Common Stock Purchase Agreement by and between the
                Company and investors
    10.17(7)    Asset Purchase Agreement by and among the Company, and Mentergy,
                Inc.
    10.18(16)   Subcontractor Agreement between the Company and Interactive
                Alchemy, Inc. with Amendments
    10.20(12)   Note Purchase Agreement dated February 12, 2004 between the
                Company and certain creditors
    10.21(12)   Unit Purchase and Agency Agreement dated April 19, 2004 between the Company and Cerberus Financial, Inc.
    10.22(12)   Placement Agency Agreement dated March 10, 2004 between the
                Company and Peacock, Hislop, Staley, and Given, Inc.
    10.23(11)   Asset Purchase Agreement and Plan of Reorganization by and
                between the Company and Glyphics Communications, Inc.
    *10.24(13)  Employment Agreement dated June 1, 2004 between the Company and
                Gary L. Moulton, as amended
    10.25(16)   Securities Purchase Agreements effective June 9, 2006
    10.26(16)   Registration Rights Agreements effective June 9, 2006
    10.27(17)   Amendment to Unit Purchase and Agency Agreement
    +12         Ratio of Earnings to Fixed Charges
    14.1(13)    Code of Ethics
    16(8)       Letter re Change in Certifying Accountant

    +21.1       Subsidiaries of the Registrant
    +23.1       Consent of Moss Adams LLP
    +23.1       Consent of Epstein, Weber & Conover, PLC
    +31.1       Chief Executive Officer Section 302 Certification
    +31.2       Principal Financial Officer Section 302 Certification
    +32.1       Chief Executive Officer Section 906 Certification
    +32.2       Principal Financial Officer Section 906 Certification

----------------------------
(1) Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
(3) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
(4)          Previously filed as an exhibit to iLinc's Form 8-K filed
             October 16, 2001.
(5)          Previously filed as an exhibit to iLinc's Form 8-K filed
             January 30, 2002.
(6)          Previously filed as an exhibit to iLinc's Form 8-K filed
             July 2, 2002.
(7)          Previously filed as an exhibit to iLinc's Form 8-K filed December
             20, 2002.
             December 20, 2002.
(8) Previously filed as an exhibit to iLinc's Form 8-K filed April 3, 2003.
(9) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(10) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(11) Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.
(12) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2004.
(13) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.
(14) Previously filed as an exhibit to iLinc's Annual Proxy Statement dated July 14, 2005.
(15) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.
(16) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2006.
(17)         Previously filed as an exhibit to iLinc's Form 8-K filed
             December 12, 2006.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Stockholders and Board of Directors of iLinc Communications, Inc. and Subsidiaries:

In connection with our audit of the consolidated financial statements of iLinc Communications, Inc. and subsidiaries referred to in our report dated June 28, 2007, which is included in the Company's annual report on Form 10-K, we have also audited Schedule II for the year ended March 31, 2007. In our opinion, this schedule when considered in relation to the basic Consolidated Financial Statements taken as a whole presents fairly, in all material respects, the information to be set forth therein.



/s/  Moss Adams LLP
    Scottsdale, Arizona
    June 28, 2007

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



/s/  Epstein, Weber & Conover, PLC
    Scottsdale, Arizona
    June 24, 2005

                           ILINC COMMUNICATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

                                                            ADDITION            DEDUCTIONS
                                                            --------      ------------------------
FISCAL                                        BALANCE AT    CHARGED
                                                  THE       TO BAD                      WRITE-OFFS   BALANCE AT
                                             BEGINNING OF    DEBT         RECOVERIES    CHARGED TO     END OF
  YEAR               DESCRIPTION                PERIOD      DEXPENSE          (1)       ALLOWANCE      PERIOD
--------- ---------------------------------  ------------   --------      ----------    ----------     ------
  2007     Accounts receivable - allowance
            for doubtful accounts...........     $120         $145           $  --         $148         $117

  2006     Accounts receivable - allowance
            for doubtful accounts...........     $ 84         $114           $   3         $ 75         $120

  2005     Accounts receivable - allowance
            for doubtful accounts...........     $ 24         $233           $   5         $168         $ 84


(1) This amount represents recoveries for accounts which were not charged off;
 accordingly, these recoveries are reflected as a decrease in allowance and decrease to bad debt expense as the collection of recoveries are reflected as applications to the respective accounts and notes receivable.

                                       78






                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Phoenix, State of Arizona, on June 29, 2007.


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

NAME                                        CAPACITY                                             DATE
----                                        --------                                             ----

/s/ JAMES M. POWERS, JR.                    Chairman of the Board, President and Chief           June 29, 2007
----------------------------------          Executive Officer (Principal Executive Officer)
James M. Powers, Jr.

/s/ JAMES H. COLLINS                        Director                                             June 29, 2007
----------------------------------
James H. Collins

/s/ KENT PETZOLD                            Director                                             June 29, 2007
----------------------------------
Kent Petzold

/s/ DANIEL T. ROBINSON, JR.                 Director                                             June 29, 2007
----------------------------------
Daniel T. Robinson, Jr.

/s/ CRAIG W. STULL                          Director                                             June 29, 2007
----------------------------------
Craig W. Stull



                                       79