Form 10-Q
period 2007-06-30
ILINC COMMUNICATIONS INC
filed 2007-08-09
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. (20549)

                                 ---------------

                                   FORM (10)-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 1-13725

                                 ---------------

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

                                 ---------------

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 9, 2007 was 33,785,431 net of shares held in treasury.

================================================================================

                             FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                               PAGE
                                                                            ----

       Item 1--Unaudited Condensed Consolidated Financial Statements

               Unaudited Condensed Consolidated Balance Sheets as of
               June 30, 2007 and March 31, 2007..............................  4

               Unaudited Condensed Consolidated Statements of Operations
               for the Three Months Ended June 30, 2007 and 2006.............  5

               Unaudited Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended June 30, 2007 and 2006.............  6

               Notes to Unaudited Condensed Consolidated Financial
               Statements....................................................  7

       Item 2--Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 17

       Item 3--Quantitative and Qualitative Disclosures about Market Risk.... 29

       Item 4--Controls and Procedures....................................... 29

PART II--OTHER INFORMATION

       Item 1--Legal Proceedings............................................. 29

       Item 1A--Risk Factors................................................. 29

       Item 2--Unregistered Sales of Equity Securities and Use of Proceeds... 33

       Item 3--Defaults of Senior Securities................................. 33

       Item 4--Submission of Matters to a Vote of Security Holders........... 33

       Item 5--Other Information............................................. 33

       Item 6--Exhibits...................................................... 34

       Signatures............................................................ 36

       Certifications........................................................ 37

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

                                  PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                           (UNAUDITED)

                                                                        JUNE 30,    MARCH 31,
                                                                          2007        2007
                                                                        --------    --------
ASSETS
Current assets:
   Cash and cash equivalents ........................................   $  1,174    $  1,057
   Certificates of deposit and marketable securities ................        510         504
   Accounts receivable, net of allowance for doubtful accounts of
     $127 and $117 at June 30 and March 31, 2007, respectively ......      2,970       2,530
   Note receivable ..................................................         --          14
   Prepaid and other current assets .................................        753         766
                                                                        --------    --------
     Total current assets ...........................................      5,407       4,871

Property and equipment, net .........................................        732         691
Goodwill ............................................................     11,206      11,206
Intangible assets, net ..............................................      1,694       1,556
Other assets ........................................................         14          14
                                                                        --------    --------
     Total assets ...................................................   $ 19,053    $ 18,338
                                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ................................   $    130    $    143
   Accounts payable trade ...........................................      1,237       1,169
   Accrued liabilities ..............................................      1,323       1,119
   Current portion of capital lease liabilities .....................         73          45
   Deferred revenue .................................................      1,724       1,483
                                                                        --------    --------
     Total current liabilities ......................................      4,487       3,959

Long term debt, less current maturities, net of discount and beneficial conversion feature of $942 and $993, at June 30
  and March 31, 2007, respectively ..................................      7,439       7,406
Capital lease liabilities, less current maturities ..................        257         223
Deferred tax liability ..............................................        320         299
                                                                        --------    --------
     Total liabilities ..............................................     12,503      11,887
                                                                        --------    --------

SHAREHOLDERS' EQUITY:
 Preferred stock series A & B, 10,000,000 shares authorized:
 Series A preferred stock, $.001 par value, 115,000 shares issued
   and outstanding, liquidation preference of $1,150,000 ............         --          --
 Series B preferred stock, $.001 par value, 59,500 shares issued
   and outstanding, liquidation preference of $595,000 ..............         --          --
 Common stock, $.001 par value 100,000,000 shares authorized
   35,017,843 and 28,923,168 issued at June 30, and March
   31, respectively .................................................         35          35
 Additional paid-in capital .........................................     46,670      46,614
 Accumulated deficit ................................................    (38,747)    (38,790)
 Less:  1,432,412 treasury shares at cost ...........................     (1,408)     (1,408)
                                                                        --------    --------
     Total shareholders' equity .....................................      6,550       6,451
                                                                        --------    --------
     Total liabilities and shareholders' equity .....................   $ 19,053    $ 18,338
                                                                        ========    ========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM
                          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            --------------------
                                                              2007        2006
                                                            --------    --------
Revenues
   Software licenses ....................................   $  1,152    $  1,234
   Subscription and audio services ......................      2,324       1,768
   Maintenance and professional services ................        648         603
                                                            --------    --------
       Total revenues ...................................      4,124       3,605
                                                            --------    --------

Cost of revenues
   Software licenses ....................................         67          45
   Subscription and audio services ......................      1,002         976
   Maintenance and professional services ................        184         170
   Amortization of acquired and developed software ......         45          67
                                                            --------    --------
       Total cost of revenues ...........................      1,298       1,258
                                                            --------    --------

Gross profit ............................................      2,826       2,347
                                                            --------    --------

 Operating expenses
   Research and development .............................        385         304
   Sales and marketing ..................................      1,252         858
   General and administrative ...........................        712         634
                                                            --------    --------
       Total operating expenses .........................      2,349       1,796
                                                            --------    --------

Income from operations ..................................        477         551

Interest expense ........................................       (270)       (251)
Amortization of beneficial debt conversion ..............        (81)       (150)
                                                            --------    --------
       Total interest expense ...........................       (351)       (401)
Interest income (charges) and other .....................        (27)        (27)
                                                            --------    --------
Income from continuing operations before income taxes ...         99         123
Income taxes ............................................        (21)         --
                                                            --------    --------

Income from continuing operations .......................         78         123
Income from discontinued operations .....................         --          11
                                                            --------    --------

Net income ..............................................         78         134
   Series A and B preferred stock dividends .............        (35)        (39)
                                                            --------    --------
Income available to common shareholders .................   $     43    $     95
                                                            ========    ========
Income per common share, basic and diluted
   From continuing operations ...........................         --          --
   From discontinued operations .........................         --          --
                                                            --------    --------
       Net income per common share ......................   $     --    $     --
                                                            ========    ========

Number of shares used in calculation of income per share:
   Basic ................................................     33,585      28,818
                                                            ========    ========
   Diluted ..............................................     34,343      28,944
                                                            ========    ========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                      ------------------
                                                                       2007       2006
                                                                      -------    -------

Net cash provided by (used in) operating activities ...............   $   484    $  (138)
                                                                      -------    -------

Cash flows from investing activities:
   Investment in certificate of deposit ...........................        (6)    (1,002)
   Capital expenditures ...........................................       (38)       (17)
   Capitalization of software development costs ...................      (264)       (82)
   Repayment of note receivable ...................................        14          2
                                                                      -------    -------
        Net cash used in investing activities .....................      (294)    (1,099)
                                                                      -------    -------

Cash flows from financing activities:
   Proceeds from issuance of common stock .........................        --      2,000
   Series A and B preferred stock dividends .......................       (35)       (39)
   Stock issuance expense .........................................        --       (160)
   Proceeds from exercise of stock options ........................        --          3
   Repayment of long-term debt ....................................       (31)       (13)
   Repayment of capital lease liabilities .........................        (7)       (49)
                                                                      -------    -------
        Net cash (used in) provided by financing activities .......       (73)     1,742
                                                                      -------    -------

Cash flows from continuing operations .............................       117        505
Cash flows from discontinued operations ...........................        --        (46)
                                                                      -------    -------

        Net change in cash and cash equivalents ...................       117        459
Cash and cash equivalents, beginning of period ....................     1,057        466
                                                                      -------    -------

Cash and cash equivalents, end of period ..........................   $ 1,174    $   925
                                                                      =======    =======

Supplemental Schedule of Noncash Investing and Financing Activities

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                      ------------------
                                                                       2007       2006
                                                                      -------    -------
Fair value of warrants recorded as prepaid ........................        (1)        --
Addition of assets under capital leases ...........................        69         --


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                       6

                           ILINC COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND NATURE OF OPERATIONS

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company develops and sells software that provides real-time collaboration and training using Web-based tools. The Company's four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With its Web collaboration, conferencing and virtual classroom products, the Company provides what it believes to be simple, reliable and cost-effective tools for remote presentations, meetings and online events. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what it believes to be the beginnings of the Web collaboration industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in Version
9.0. The Company's customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for the four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company sells its software solutions to large and medium-sized corporations inside and outside of the Fortune 1000. The Company markets its products using a direct sales force and an indirect distribution channel consisting of agents, distributors, value added resellers and OEM partners. The Company allows its customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in pricing and payment methods. The Company's revenues are a mixture of high margin perpetual and periodic licenses of software, monthly recurring revenues from annual maintenance, hosting and support agreements, audio conferencing services and other products and services.

         The Company maintains corporate headquarters in Phoenix, Arizona and has occupied that 9,100 square foot Class A facility since the Company's inception in 1998. The Phoenix office can accommodate up to 50 employees and is fully equipped with up-to-date computer equipment and server facilities. The Phoenix lease requires a monthly rent and operating expenses of approximately $25,000 and will expire on February 28, 2012.

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

         The Company began operations in March of 1998. Its formation included the simultaneous rollup of fifty private businesses (affiliated practices) and an initial public offering. The Company's initial goals included providing training enhancement services over the Internet using a browser based system. In 2002, the Company began shifting its focus away from its legacy business, settling on its current focus on Web conferencing and audio conferencing and in doing so ultimately changed its name to iLinc Communications, Inc. in February 2004.

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the three months ended June 30, 2007 and 2006.

         Fiscal operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K as of and for the year ended March 31, 2007, as filed with the SEC.


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

CUSTOMER CONCENTRATIONS

         Account receivable balances for two customers totaled approximately 13% and 9% of the total balance outstanding, respectively at June 30, 2007 and accounts receivable balances for two customers totaled approximately 9% and 6% of the total balance outstanding at March 31, 2007.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies are required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R became effective for the Company for periods beginning after March 31, 2006 and allows for several alternative transition methods. The Company adopted SFAS 123R, effective April 1, 2006, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the option's effective date. The Company elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the Condensed Consolidated Statement of Operations and total compensation cost related to non-vested awards not yet recognized, as determined under the original provisions of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, must also be recognized in the Condensed Consolidated Statement of Operations as vesting occurs.

         Prior to April 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - COMPENSATION AND DISCLOSURE. Under the prior method, the Company measured compensation for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price and provided pro forma disclosure of net income and earnings per share in the notes to the financial statements.

INCOME PER SHARE

         Basic income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the three months ended June 30, 2007 and 2006, options and warrants to purchase 2,234,443 and 4,149,353 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

         Additionally, for the three months ended June 30, 2007 and 2006, preferred stock and debt convertible into 9,780,000 and 10,450,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because inclusion of such would be antidilutive. Furthermore, a restricted stock grant of 450,000 shares has been excluded from the income per share calculations for the three months ended June 30, 2007 and 2006 because the measurement date stock price exceeds the average stock price for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-03 ("EITF 06-03"), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. The Company's adoption of ETIF 06-03 has not and is not expected to have a material effect on its consolidated financial position or results of operations.

         In July 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company and has been adopted beginning in the first quarter of fiscal 2008. After analysis of the Company's income tax position, the Company has determined that the impact of the adoption of FIN 48 is not significant to the Company's financial position or results of operations.

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

         On February 15, 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the company's 2008 fiscal year is permissible, provided the company has not yet issued interim financial statement for 2008 and has adopted SFAS No. 157. The Company is currently evaluating the potential impact of adopting this Standard.

         In September 2006, SEC issued SAB No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING CURRENT YEAR MISSTATEMENTS. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 was effective for the Company's fiscal year 2007 annual financial statements. The Company adopted SAB 108 effective April 1, 2006.

3.       INTANGIBLE ASSETS, NET

         Intangible assets consisted of the following:
                                                                JUNE 30, 2007
                                        ------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING    GROSS CARRYING     ACCUMULATED
                                            LIVES         AMOUNT         AMORTIZATION        NET
                                        ------------------------------------------------------------
                                           (YEARS)                      (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 4.31       $        919      $      (438)     $     481
   Purchased software                       0.00              1,481           (1,481)            --
   Customer relationship                    2.92              1,230             (648)           582
   Capitalized software development costs   3.00                631               --            631
                                                       ---------------------------------------------
                                                       $      4,261      $    (2,567)     $   1,694
                                                       =============================================

                                                                MARCH 31, 2007
                                        ------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING    GROSS CARRYING     ACCUMULATED
                                            LIVES         AMOUNT         AMORTIZATION        NET
                                        ------------------------------------------------------------
                                           (YEARS)                      (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:

   Deferred financing costs                 4.57        $       919      $      (407)     $     512
   Purchased software                       0.17              1,481           (1,437)            44
   Customer relationship                    3.17              1,230             (597)           633
   Capitalized software development costs   3.00                367               --            367
                                                       ---------------------------------------------
                                                        $     3,997      $    (2,441)     $   1,556
                                                       =============================================

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         In May of 2006, the Company began production of version 9.0 of its Web collaboration software. In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project. As of June 30, 2007, the Company had capitalized direct and indirect software development costs totaling $631,000 since technological feasibility was achieved in May 2006. For the three months ended June 30, 2007, the Company had capitalized direct and indirect software development costs totaling $264,000. Version 9.0 was completed and released to customers in June of 2007. The Company will begin amortization of these capitalized costs, using straight-line amortization over a three year period beginning July 1, 2007.

4.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                              JUNE 30, MARCH 31,
                                                               2007       2007
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued state sales tax ....................................  $    77   $    77
Accrued interest payable ...................................      286       290
Amount payable to third party providers ....................      125       258
Amount payable to custom content subcontractor .............      134        62
Accrued salaries and related benefits ......................      664       394
Other ......................................................       37        38
                                                              -------   -------
   Total accrued liabilities ...............................  $ 1,323   $ 1,119
                                                              =======   =======

5        LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                              JUNE 30, MARCH 31,
                                                               2007       2007
                                                              -------   -------
                                                               (IN THOUSANDS)
2002 Convertible redeemable unsecured subordinated notes ...  $ 5,100   $ 5,100
2004 Senior unsecured notes ................................    2,962     2,962

Other unsecured notes payable ..............................      449       480
                                                              -------   -------
                                                                8,511     8,542

Less: Current portion of long-term debt ....................     (130)     (143)
         Discount ..........................................     (471)     (497)
         Beneficial conversion feature .....................     (471)     (496)
                                                              -------   -------
Long-term debt, net of current portion .....................  $ 7,439   $ 7,406
                                                              =======   =======

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0% and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal years 2004, 2005 and 2006, holders with a principal balance totaling $675,000 converted their notes into 2,121,088 shares of the Company's common stock at prices from $0.25 to $0.30 per share. No conversion of debt or acceleration of amortization of costs occurred during the year ended March 31, 2007 or for the three months ended June 30, 2007.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes originally bore an interest rate of 10% per annum and accrued interest is due and payable on a quarterly basis, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were originally issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the original term of the notes which was thirty-nine months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. No conversion of debt to equity or acceleration of amortization of costs related to such conversions occurred during the year ended March 31, 2007. In December, 2006, the Company negotiated a modification of the terms of the senior notes to extend the maturity date from July 15, 2007 to July 15, 2010. In exchange for the extension, the interest rate increased from 10% per annum to 12% per annum, with the new increased interest rate to begin to accrue under the amendment on January 16, 2007, and continue thereafter at that rate until maturity or the senior notes are fully paid. All other terms and provisions of the senior notes remained unchanged. The direct expenses of the note amendment was $101,000 and the estimated fair value of the warrant issued to the placement agent of $42,000 were recorded as a deferred offering cost and both are being amortized as a component of interest expense over the term of the senior notes.

         In connection with the Company's acquisition of Glyphics, the Company assumed an unsecured credit line with an original principal balance of $400,000. On April 1, 2007, the note with a principal balance of $398,000 was modified to provide for fixed payments of principal, due in 60 equal monthly installments plus variable interest, with the final payment due April 1, 2012. The note had a principle balance of $387,000 at June 30, 2007.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to June 30, 2007 were as follows (IN THOUSANDS):


2008 ...........................................................        $  130
2009 ...........................................................            74
2010 ...........................................................            80
2011 ...........................................................         3,049
2012 ...........................................................         5,178
Thereafter .....................................................            --
                                                                        ------
                                                                        $8,511
                                                                        ======

6.       CAPITALIZATION

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

7.       INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded deferred income tax expense of $21,000 for the three months ended June 30, 2007. The expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill recognized on the Company's purchase of Quisic and LearnLinc. The Company has recorded a valuation allowance for its deferred tax assets due to the lack of profitable operating history. Based on the financial results for the year ending

March 31, 2007 and the three months ended June 30, 2007, the Company has exhibited the ability to generate a taxable income. In the event that the Company determines that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made that the Company has met the more likely than not threshold for such recognition.

         The Company adopted FIN 48 as of April 1, 2007. The adoption of FIN 48 has not had an impact on the Company's financial position or results of operations for the three months ended June 30, 2007. The Company has no unrecognized tax benefit, as described in FIN 48, as of June 30, 2007.

         It is the Company's policy to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There are no interest or penalties accrued as of June 30, 2007. Furthermore, there were no interest or penalties recorded during the three months ended June 30, 2007.

         The Company is subject to income tax examinations for U.S. Federal income taxes and state income taxes from fiscal 2005 forward. As of June 30, 2007, the Company is not undergoing an U.S. Federal or state tax audits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2008.

         There was no current income tax expense for the three months ended June 30, 2007 and 2006 because net operating loss carry-forwards were utilized to eliminate taxable income.

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

         There were 3,179,131 options outstanding under the Plan at June 30, 2007. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

         In accordance with SFAS 123R, the Company recognized $36,000 and $27,000, net of taxes, of compensation expense related to stock options and vesting of stock grants in the three months ended June 30, 2007 and 2006, respectively. The following table summarizes stock-based compensation expense related to employee stock options and vesting of employee stock grants under SFAS 123R for the three months ended June 30, 2007 and 2006, which was allocated as follows (in thousands except per share amounts):

                                                                      ---------------------------
                                                                      THREE MONTHS   THREE MONTHS
                                                                         ENDED           ENDED
                                                                     JUNE 30, 2007  JUNE 30, 2006
                                                                      ---------------------------
Stock-based compensation expense included:
  Cost of sales ...................................................   $          4   $          2
  Research and development ........................................              3              2
  Sales and marketing .............................................             14             10
  General and administrative ......................................              5              3
                                                                      ------------   ------------
         Total ....................................................             26             17
Stock-based compensation expense related to employee stock grants
  included in general and administrative costs ....................             10             10
                                                                      ------------   ------------
Stock-based compensation expense related to employee stock options
  and employee stock  grants included in income from operations ...             36             27
Tax benefit .......................................................             --             --
                                                                      ------------   ------------

Stock-based compensation expense related to employee stock
  options and employee stock grants, net of tax ...................   $         36   $         27

Decrease in basic earnings per share ..............................   $         --   $         --
Decrease in diluted earnings per share ............................   $         --   $         --

         As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2007 and 2006 is based on options ultimately expected to vest, it has been reduced for expected forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

         The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted average fair value of employee stock options granted during the three months ended June 30, 2007 and 2006 was $0.64 per share and $0.40 per share, respectively, using the following weighted-average assumptions:

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ------------- --------------
                                                       2007          2006
                                                   ------------- --------------
         Risk free interest rate                    4.6% - 5.0%      5.11%
         Dividend yield                                 0%             0%
         Volatility factors of the expected
            market price of the Company's
            common stock                             90% - 93%        109%
         Weighted-average expected life of
            Options                                  10 years       10 years

         The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model approach. The Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The expected term of the options granted represents the period of time that they are outstanding. Management estimated the expected term of the options granted based on the period of time the options will be outstanding. Management has determined that there were no meaningful differences in option exercise activity based on the demographics tested. The Company estimates the volatility of its options at the date of grant based on the historic volatility of its common stock for the previous two years. The Company bases the risk-free interest rate that it uses in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury bond issues with equivalent remaining terms. The Company has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest.

         Stock options activity for the three months ended June 30, 2007 was as follows:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                  WEIGHTED      CONTRACTUAL     AGGREGATE
                                               SHARES SUBJECT     AVERAGE           LIFE     INTRINSIC VALUE
                                                 TO OPTIONS    EXERCISE PRICE    (IN YEARS)   (IN THOUSANDS)
                                              --------------  ----------------- ------------ --------------
Options outstanding at April 1, 2007........      3,138,552       $0.98
   Options granted..........................         64,500       $0.72
   Options exercised........................             --       $0.00
   Options forfeited........................        (22,359)      $0.46
   Options expired..........................         (1,562)      $0.36
                                              --------------
Options outstanding at June 30, 2007........      3,179,131       $0.98             5.95         $ 418
                                              --------------
Options exercisable at June 30, 2007........      2,464,553       $1.13             5.07         $ 279
                                              --------------

         The aggregate intrinsic value in the table above represents total pretax intrinsic value (the difference between iLinc's closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of iLinc's stock. No options were exercised in the three months ended June 30, 2007. The Company issues new shares of common stock upon the exercise of stock options. At June 30, 2007, 1,670,231 shares were available for future grants under the Company's 1997 Stock Compensation Plan. At June 30, 2007, the Company had approximately $180,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.6 years.

         The following table summarizes information about stock options outstanding at June 30, 2007:

                               OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                        ---------------------------------  --------------------
                                               WEIGHTED
                                   WEIGHTED     AVERAGE                WEIGHTED
                                   AVERAGE     REMAINING               AVERAGE
                         NUMBER OF EXERCISE   CONTRACTUAL   NUMBER OF  EXERCISE
                          SHARES    PRICE    LIFE (YEARS)     SHARES    PRICE
                        ---------- -------- -------------  ----------  --------

$   0.24  -  $  0.36      378,665  $  0.25       8.3         231,959   $  0.25
$   0.39  -  $  0.59    1,420,910  $  0.46       6.4       1,081,435   $  0.48
$   0.60  -  $  0.90      695,750  $  0.72       7.2         469,228   $  0.73
$   0.92  -  $  1.38      103,833  $  1.02       6.1         101,958   $  1.02
$   1.94  -  $  2.91      490,000  $  2.18       2.0         490,000   $  2.18
$   6.13  -  $  9.19       89,973  $  7.71       1.2          89,973   $  7.71
                        ----------                         ----------
                        3,179,131                          2,464,553
                        ==========                         ==========

WARRANTS

         The following table summarizes information about stock purchase warrants outstanding at June 30, 2007:

                              WARRANTS OUTSTANDING         WARRANTS EXERCISABLE
                        ---------------------------------  --------------------
                                               WEIGHTED
                                   WEIGHTED     AVERAGE                WEIGHTED
                                   AVERAGE     REMAINING               AVERAGE
                         NUMBER OF EXERCISE   CONTRACTUAL   NUMBER OF  EXERCISE
                          SHARES    PRICE    LIFE (YEARS)     SHARES    PRICE
                        ---------- -------- -------------  ----------  --------

$   0.32  -  $   0.32      50,000  $  0.32       1.8          50,000   $   0.32
$   0.40  -  $   0.40      50,000  $  0.40       1.8          50,000   $   0.40
$   0.42  -  $   0.42     543,182  $  0.42       3.9         543,182   $   0.42
$   0.44  -  $   0.44     132,972  $  0.44       3.2         132,972   $   0.44
$   0.50  -  $   0.50     700,000  $  0.50       1.3         700,000   $   0.50
$   0.55  -  $   0.55      50,000  $  0.55       1.8          50,000   $   0.55
$   0.66  -  $   0.66     150,000  $  0.66       2.6         150,000   $   0.66
$   1.50  -  $   1.50     171,510  $  1.50       3.6         171,510   $   1.50
                        ----------                         ----------
                        1,847,664                          1,847,664
                        ==========                         ==========

         In January 2005, in connection with the restructuring of the payments on loan obligations due in connection with the acquisition of Glyphics, the Company issued a warrant for 50,000 shares with an exercise price of $0.55 to Dr. John D. Rhodes, III. The loan was guaranteed by Dr. Rhodes. The warrant was set to expire in January 2007. The fair value of the warrant of $8,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 72%, dividend yield of 0% and a risk-free rate of 3.1%. In June 2005, in connection with the restructuring of the payments and his continuing personal guarantee, the Company issued an additional warrant for 50,000 shares to Dr. Rhodes with an exercise price of $0.32. The warrant was set to expire in June 2007. The fair value of the warrant of $6,500 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of two years, volatility of 71%, dividend yield of 0%, and a risk-free rate of 3.6%. On April 1, 2006 in connection with the restructuring of the payments and his continuing personal guarantee, the Company issued an additional warrant to Dr. Rhodes for 50,000 shares with an exercise price of $0.40. The warrant expires in April 2009. The fair value of the warrant of $15,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 125%, dividend yield of 0% and a risk-free rate of 4.83%. In April 2006, the expiration dates of the warrants that had been issued in 2005 were extended to March 31, 2009. Based on an analysis using the Black-Scholes pricing model, no adjustment was made to the fair value of the two extended warrants. On April 1, 2007 in connection with the restructuring of the payments and his continuing personal guarantee, the Company issued an additional warrant for 50,000 shares to Dr. Rhodes with an exercise price of $0.66. The warrant expires in April 2010. The fair value of the warrant of $21,000 was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 101%, dividend yield of 0% and a risk-free rate of 4.54%.

         On July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to an agent of the Company in connection with an agent agreement effective June 30, 2006. The warrant expires on July 1, 2011. The warrant is subject to vesting provisions based on net collected revenue targets achieved through the agent and certain value added resellers over a five year period. As of June 30, 2007, none of the revenue targets had been achieved. Therefore, no expense was recorded in the three moths ended June 30, 2007. In accordance with EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES, the Company recorded a prepaid asset and corresponding additional paid-in capital of $466,000 as the fair value of the 1,000,000 shares at June 30, 2007 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of 4.01 years, volatility of 94.8%, dividend yield of 0% and a risk-free rate of 4.92%.

9.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 13 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2007. During the three-month period ended June 30, 2007, the following changes occurred with respect to certain of the Company's commitments and contingencies:

LEASE COMMITMENTS


         The Company used operating and capital leases to finance property and equipment acquisitions. Currently, the Company has capital leases for computer hardware and software ranging in terms from 3 to 5 years. The capital leases bear interest at varying rates ranging from 10.0% to 14.0% and require monthly payments. The Company's operating leases primarily consist of premise leases for the Phoenix, New York and Utah locations.

         Assets recorded under capital leases, at June 30, 2007, consisted of the following (IN THOUSANDS):

      Cost ........................................................       $ 337
      Less: accumulated amortization ..............................         (33)
                                                                          -----
      Total .......................................................       $ 304
                                                                          =====

         Future minimum lease payments under capital leases and non-cancelable operating leases with initial or remaining terms of one or more years consisted of the following at June 30, 2007 (IN THOUSANDS):

                                                            CAPITAL    OPERATING
                                                           ---------  ----------
         2008............................................  $    103   $     503
         2009............................................       113         395
         2010............................................       102         347
         2011............................................        44         353
         2012............................................        42         235
         Thereafter......................................         7          --
                                                           ---------  ----------
         Total minimum obligations.......................       411   $   1,833
                                                                      ==========
         Less: amount representing interest..............       (81)
                                                           ---------
         Present value of minimum obligations............       330
         Less: current portion...........................       (73)
                                                           ---------
         Long-term obligation at June 30, 2007...........  $    257
                                                           =========

         The Company's lease on its Phoenix, Arizona location expires on February 28, 2012. The Phoenix lease requires a monthly rent and operating expense of approximately $25,000.

         The Company's lease on its New York location expires on June 30, 2009 and requires a monthly rent and operating expenses of approximately $4,000.

         The lease related to the Utah location expires on January 2, 2008 and requires a monthly rent and operating expenses of approximately $15,000.

SUBCONTRACTOR AGREEMENT

         The Company has an agreement with its custom content subcontractor, Interactive Alchemy, that provides for the provision of custom content services to the Company's customers. The subcontractor agreement has a non-cancelable two-year term and expires on May 1, 2008. Under the agreement, its subcontractor provides custom content development services to the Company in exchange for a fixed percentage of the Company's custom content revenue. The amount to be paid under the agreement is limited to a cap of $450,000 in Fiscal 2008. The Company records gross custom content revenue for its customers with a corresponding fixed percentage commission due to its subcontractor as a cost of sale.

ROYALTY AGREEMENTS

         In conjunction with the acquisition of certain assets from Mentergy, Inc., the Company agreed to provide a royalty earn-out payment that is due upon collection of cash received from the sales of its Web conferencing software. The royalty earn-out was originally equal to 20% for all revenues collected from the sale of that Web conferencing software. On October 10, 2005, Mentergy and the Company executed a payment agreement. Through June 30, 2007, the Company had paid in full all amounts due to Mentergy under the agreement in accordance with the royalty and payment agreement and the royalty and payment agreements terminated.

10.    DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its practice management services segment. In accordance with SFAS 144 ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS, the Company has restated its historical results to reflect its practice management service business segment as a discontinued operation. For the three months ended June 30, 2007 and 2006, the Company had net income from discontinued operations of $0 and $11,000, respectively.

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

SALES AND MARKETING FOCUS

         Our organization continually creates new marketing and sales campaigns that focus in four target markets.

         o We sell to prospects that are using other Web conferencing service providers that are ready to migrate to Web conferencing software. We find that these organizations appreciate the cost and feature advantages that our technology offers.

         o We target organizations that have a natural fit for highly secure Web conferencing software such as government, military and financial organizations as well as the companies that supply to these entities.

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

         iLinc has formed relationships with organizations that market and sell our products and services through their sales distribution channels. The relationships can be categorized into those that act as agents which sell on behalf of iLinc and value added resellers (VAR's) that actively sell our products and provide product support typically to their own existing customer base. As of June 30, 2007, we had over 35 organizations selling our products providing indirect sales in the United States and in countries outside the United States, including Canada, the United Kingdom, The Netherlands, France, Germany, Colombia, Mexico, India, Greece, Chile and Japan. Our value added resellers execute agreements to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the VAR licenses the product from us and resells the product to its customers. Under those VAR agreements, we record only the amount paid to us by the VAR as revenue and recognize revenue when all revenue recognition criteria have been met.

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

         In evaluating our liquidity, we evaluate levels of current assets, current liabilities and accounts receivable, aging of accounts receivable and maturities of debt and obligations under long term leases. Our levels of current assets, including accounts receivable, at June 30, 2007 were approximately $536,000 higher than our levels of current assets at March 31, 2007. Our current liabilities at June 30, 2007 were approximately $528,000 higher than our level of current liabilities at March 31, 2007, $241,000 of the increase related to an increase in deferred revenue. As a result, we had working capital of $920,000 at June 30, 2007 compared to working capital of $912,000 at March 31, 2007. Our accounts receivable, net of allowance for doubtful accounts, were $3.0 million and $2.5 million at June 30, 2007 and March 31, 2007, respectively. Accounts receivable increased, which was consistent with increased revenues when comparing the first quarter of fiscal 2008 to the fourth quarter of fiscal 2007. The aging of receivables has remained consistent when comparing June 30, 2007 to March 31, 2007, with accounts receivable under 30 days making up 89% and 87% of the total receivable balance, respectively. As indicated below, in the table under the caption "Contractual Obligations" at June 30, 2007 long term debt due in less than one year, capital lease obligations due in less than one year, interest expense for the coming year and operating lease obligations for the coming year aggregated $130,000, $73,000, $1.0 million and $503,000 respectively. We anticipate that cash flow from operations should be sufficient to allow us to meet these obligations without raising additional capital.

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

         External factors that our management considers in analyzing our performance include projected growth rates for our industry, rates of penetration of use of our product categories in the corporate sector and telecommunications growth and rate structures. We consider these factors important since they permit us to better project capital needs and growth trends that support our assertions of profitability and cash flow. Analysis of these trends indicates that we are having increasing success from our direct sales staff, which with that success is likely to translate into increasing revenue and an increasing bottom line should overhead trends remain consistent with historical patterns. We expect overhead to remain relatively flat, except for incremental increases in sales and marketing costs associated and in proportion to revenue growth. We see increasing demand for audio conferencing and Web conferencing usage in the business, education and government sectors alike, and we expect these trends to continue over the next three years.

         The following table shows certain items from our income statement as a percentage of revenues:

                                                   THREE MONTHS ENDED      THREE MONTHS ENDED
                                                      JUNE 30, 2007           JUNE 30, 2006
                                                ------------------------ ------------------------
Revenues
   Software licenses.........................   $     1,152       27.9%  $     1,234       34.2%
   Subscription and audio services...........         2,324       56.4%        1,768       49.1%
   Maintenance and professional services.....           648       15.7%          603       16.7%
                                                ------------------------ ------------------------
     Total revenues..........................         4,124      100.0%        3,605      100.0%
                                                ------------------------ ------------------------

Cost of revenues
   Software licenses.........................            67        1.6%           45        1.2%
   Subscription and audio services...........         1,002       24.3%          976       27.1%
   Maintenance and professional services.....           184        4.5%          170        4.7%
   Amortization of acquired and developed
     software................................            45        1.1%           67        1.9%
                                                ------------------------ ------------------------
     Total cost of revenues..................         1,298       31.5%        1,258       34.9%
                                                ------------------------ ------------------------

Gross profit                                          2,826       68.5%        2,347       65.1%
                                                ------------------------ ------------------------

Operating expenses
   Research and development..................           385        9.3%          304        8.4%
   Sales and marketing.......................         1,252       30.4%          858       23.8%
   General and administrative................           712       17.3%          634       17.6%
                                                ------------------------ ------------------------
     Total operating expenses................         2,349       57.0%        1,796       49.8%
                                                ------------------------ ------------------------
Income from operations.......................   $       477       11.6%  $       551       15.3%
                                                ------------------------ ------------------------


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

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended June 30, 2007 and 2006 were $4.1 million and $3.6 million, respectively, an increase of $519,000 or 14%. Software license revenues decreased $82,000 or 7% from $1.2 million in the three months ended June 30, 2006 to $1.1 million in the three months ended June 30, 2007. The decrease was the result of a decrease in OEM and channel sales of $104,000 based on agreements with OEM and channel sales of $166,000 in the quarter ended June 30, 2006 as compared to sales of $62,000 in the quarter ended June 30, 2007. The decrease in OEM and channel sales was partially offset by an increase in direct sales of $15,000. Subscription and audio services revenues increased $556,000 or 31% from $1.8 million in the quarter ended June 30, 2006 to $2.3 million in the quarter ended June 30, 2007, as the result of increased audio per minute usage of $488,000 and an increase in hosting revenues of $58,000, which are driven by increases in license sales year on year and sustaining the customer base. Maintenance and professional services revenues increased $45,000 or 7% from $603,000 in the three months ended June 30, 2006 to $648,000 in the three months ended June 30, 2007, as the result of an increase in maintenance fees of $59,000 from renewals as the customer base continues to grow. In addition, we recognized an increase in training, storage and recording revenues of $51,000. The increases were partially offset by a decrease in our custom content revenues of $44,000. This is a variable component of our revenues related to work performed by our subcontractor, Interactive Alchemy. For the three months ended June 30, 2007, software license revenues were 28% of total revenue, subscription and audio services revenues were 56% of total revenue and maintenance and professional services revenues were 16% of total revenue, as compared to 34%, 49% and 17%, respectively, for the three months ended June 30, 2006. We expect software license revenues and indirect subscription license revenue to continue to become a larger percentage of total revenues as total revenues increase given our focus on the software Purchase Model and indirect sales model. We expect sales from custom content services and off-the-shelf license sales to decline.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of software license revenues is driven by the types of software licenses sold. It consists of royalty fees paid on certain off-the-shelf products, if any, sold, and sales rebates to distribution partners on the sale of certain software products. Cost of software license revenues for the three months ended June 30, 2007 and 2006 were $67,000 and $45,000, respectively, an increase of $22,000 or 49%. The increase was related to costs associated with one license sale as part of a specific arrangement with the customer. Cost of software license revenue was approximately 2% of total revenues in the quarter ended June 30, 2007 and approximately 1% of total revenues in the quarter ended June 30, 2006. We expect the cost of software license revenues to remain a very small percentage of total license revenue, which will arise only from royalties which may be due from the sale of off-the-shelf courseware or specific arrangements with customers. We expect the cost of revenue for license sales to remain a very small fraction of license revenue that is not likely to exceed 2%.

         Cost of subscription and audio services revenue uses a fully allocated overhead method that includes an allocation of salaries and allocable expenses resulting from the delivery of our hosted Web conferencing services, together with all expenses associated with the delivery of our audio conferencing services. Expenses related to our audio conferencing services that are accrued as cost of revenues include salaries and allocable expenses of our telephone operators, allocated facilities costs, allocated technical support costs for support services, together with all direct telecommunication expenses for long distance and local dial tone connectivity, and finally allocable depreciation and amortization expense related to our audio conferencing assets. Cost of subscription and audio services for the three months ended June 30, 2007 and 2006 were $1.0 million and $976,000, respectively, an increase of $26,000 or 3%. The increase was primarily a result of an increase in salaries and benefits expense of $127,000, an increase in telecommunications costs of $22,000 and an increase in office expense of $17,000. The increase was partially offset by decreases in depreciation expense of $117,000 as a result of the complete depreciation in May 2006 of certain audio conferencing and computer equipment, which resulted in a decrease in depreciation expense in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Overall, we expect the cost of audio conferencing services to rise with increases in audio conferencing revenue and the percentage to remain relatively consistent. Cost of subscription and audio conferencing revenue was approximately 24% of total revenues in the three months ended June 30, 2007 and approximately 27% of total revenues in the three months ended June 30, 2006.

         Cost of maintenance and professional services revenue includes an allocation of technical support personnel and facilities costs allocable to those services revenues consisting primarily of a portion of our facilities costs, communications and depreciation expenses. However, by far the largest and most variable component of the cost of maintenance and professional services arises from the amount due to our third-party subcontractor which is a fixed proportion of the custom content revenue earned. The cost of maintenance and professional services for the three months ended June 30, 2007 and 2006 was $184,000 and $170,000, respectively, an increase of $14,000 or 8%. Cost of maintenance was slightly higher as maintenance revenues continue to increase period over period. Cost of maintenance and professional services revenue was approximately 5% of total revenues in each of the three months ended June 30, 2007 and 2006. We expect that the increase in cost of maintenance and professional services revenue will vary proportionately and directly with the amount of professional services revenue earned in a quarter.

         Amortization of acquired and developed software consists of amortization of acquired software technology and other assets acquired in the Mentergy, Glyphics and Quisic acquisitions. Amortization of acquired and developed software for the three months ended June 30, 2007 and 2006 was $45,000 and $67,000, respectively, a decrease of $22,000 which is related to the full amortization in May 2007 of the software technology from the Glyphics acquisition.

GROSS PROFIT

         As a result of the foregoing, the Company's gross profit (total revenues less total cost of revenues) increased from $2.3 million for the three months ended June 30, 2006 to $2.8 million for the three months ended June 30, 2007. We expect to see gross profit increase as revenues increase in dollar amount and as a percentage as revenues rise since most of the cost of sales are either fixed (amortization) or are associated only with audio conferencing and custom-content revenue.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Total operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses. We incurred operating expenses of $2.3 million in the three months ended June 30, 2007, an increase of $553,000 or 31% from $1.8 million in the three months ended June 30, 2006. This increase is due to increases in research and development expense of $81,000, in sales and marketing expenses of $394,000 and in general and administrative expenses of $78,000. Total operating expenses were 57% and 50% of total revenues in the three months ended June 30, 2007 and 2006, respectively.

         Research and development expenses represent expenses incurred in connection with the continued development and enhancement of our software products and new versions of our software. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocations and allocated depreciation and amortization expense. Research and development expenses for the three months ended June 30, 2007 and 2006 were $385,000 and $304,000, respectively, an increase of $81,000 or 27%. During the first quarter of fiscal 2007, we began capitalizing identified direct expenses associated with a specific software development upon achieving technological feasibility for version 9.0 of our Web collaboration software in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We have continued to capitalize those direct costs through June 2007 when the new software product was released for distribution and sale to our customers. We will amortize these software development costs over a three year period beginning in July 2007. The increase in research and development costs is primarily related to an increase in office expense of $59,000 as a result of an annual quality assurance service contract accounted for as a prepaid asset, that began to be amortized in the fourth quarter of fiscal 2007, as well as other new annual subscription software contracts during the period. Salary and benefit expense attributable to research and development expense in the three months ended June 30, 2007 increased by $18,000 as headcount increased. Taking into account the release of version 9.0 in June and thus the completion of capitalizing those particular software development costs and the increase in expense anticipated from amortization of those costs in fiscal 2008, accompanied by an increase in salary and benefit expense since a portion of that expense had been capitalized in fiscal 2007, we expect cost of sales and research and development costs to increase in fiscal 2008. Research and development expense was approximately 9% of total revenues in the three months ended June 30, 2007 and approximately 8% of total revenues in the three months ended June 30, 2006.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising and other marketing expenses. Sales and marketing expenses were $1.3 million and $858,000 for the three months ended June 30, 2007 and 2006, respectively, an increase of $394,000 or 46%. The increase was a result of planned increases in expenses in advertising and marketing of $178,000 related to lead generation, in salaries expense of $176,000 associated with increased headcount and compensation structure, in professional services of

$12,000 and in indirect commissions and rebates of $19,000. Sales and marketing expenses were 30% of total revenue in the three months ended June 30, 2007 and 24% of total revenue in the three months ended June 30, 2006. We expect sales and marketing expenses to increase in amount as revenues increase, but expect the percentage of sales and marketing expenses incurred in relation to total revenue to remain consistent.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing activities, with the bulk of those general and administrative expenses comprised of salaries, rent and the costs directly associated with being a public company, including accounting costs, legal costs and fees. During the three months ended June 30, 2007 and 2006, general and administrative expenses from continuing operations were $712,000 and $634,000, respectively, an increase of $78,000 or 12%. The increase is primarily a result of increased office expenses of $46,000 resulting from investments in annual software subscriptions for a new accounting general ledger package, an equity administration package and a human resources package, originally recorded as prepaid assets and amortized to office expense. General and administrative expenses also consisted of increased salaries and benefits of $47,000, an increase in other taxes of $25,000 as we paid the State of Utah sales tax due related to the Glyphics acquisition, increased professional services of $15,000, increased legal fees of $11,000 and increased board and investor relations fees of $11,000. These increases were partially offset by a decrease in bad debt expense of $37,000, decreased insurance expense of $19,000, decreased accounting fees of $15,000 and decreased telecommunications expenses of $5,000. General and administrative expenses from continuing operations were 17% of total revenues in the three months ended June 30, 2007 and 18% of total revenues in the three months ended June 30, 2006.

EARNINGS FROM OPERATIONS

         For the three months ended June 30, 2007, we reported earnings from operations of $477,000 as compared to earnings from operations of $551,000 for the three months ended June 30, 2006, a decrease of $74,000, or 13%. We expect to increase earnings from operations in fiscal 2008 by increasing revenues at a faster rate than our increases in expenses.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations paid on outstanding debt instruments for the three months ended June 30, 2007 and June 30, 2006 was $270,000 and $251,000, respectively, an increase of $19,000 or 8%. This increase resulted from an increase in the interest rate payable on our senior unsecured notes due 2010 ("Senior Notes") from 10% to 12% beginning in January 2007. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for the three months ended June 30, 2007 and June 30, 2006 was $81,000 and $150,000, respectively, a decrease of $69,000 or 46%. This decrease resulted from an acceleration of the beneficial conversion feature in the third quarter of fiscal 2007 based on the extension of the Senior Notes being accounted for as a debt extinguishment.

         We expect interest expense from continuing operations to increase slightly in fiscal 2008 as the result of the increased interest rate accruing on our Senior Notes due 2010 from 10% to 12% per annum (which began in January
2007) in connection with the agreement of the holders of those Senior Notes to extend the Senior Notes' maturity from July 15, 2007 to July 15, 2010. We expect non-cash interest expense resulting from the beneficial conversion feature of our debt to remain consistent in fiscal 2008, because the amortization is straight-line. Should there be any debt conversions in fiscal 2008, the interest will increase in order to accelerate the beneficial conversion feature related to the proportion of debt converted.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         We recorded tax expense of $21,000 for the three months ended June 30, 2007. The expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill recognized on the Company's purchase of Quisic and LearnLinc. We have recorded a valuation allowance for our deferred tax assets due to the lack of profitable operating history. Based on the financial results for the year ending March 31, 2007 and the three months ended June 30, 2007, we have exhibited the ability to produce a taxable income. As a result, we will continue to analyze the deferred tax asset and the valuation allowance associated with that deferred tax asset. We believe that we will begin to recognize a portion of that deferred tax asset as we continue to earn taxable income with recognition likely in this fiscal year. In the event that we determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made that we have met the more likely than not threshold for such recognition.

         We recorded no tax expense for the three months ended June 30, 2006 because we had net operating loss carry-forwards to reduce taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have generated cash from capital raising activities and from cash flow from operations. We have used cash to fund our operations and for research and development activities. In June 2006, we raised $2.0 million of gross proceeds in a private placement our common stock.

         At June 30, 2007, we had a working capital surplus of $920,000 compared to a working capital surplus of $912,000 at March 31, 2007. Total current assets were $5.4 million at June 30, 2007 compared to $4.9 million at March 31, 2007. The increase in total current assets was due to an increase of approximately $440,000 in accounts receivable which resulted from increased levels of sales. In addition, cash and cash equivalents increased by $117,000. Our accounts receivable, net of allowance for doubtful accounts were $3.0 million and $2.5 million at June 30, 2007 and March 31, 2007, respectively. The increase in receivables is consistent with an increase in revenues quarter on quarter. The aging of receivables has remained consistent at June 30, 2007 when compared to March 31, 2007, with accounts under 30 days comprising 89% and 87% of the total receivable balance, respectively. Total current liabilities were $4.5 million at June 30, 2007 compared to $4.0 million at March 31, 2007. Contributing to the increase in current liabilities were a $241,000 in deferred revenue from $1.5 million at March 31, 2007 to $1.7 million at June 30, 2007 as the result of increased license sales and renewals based on sustaining our customer base. Accounts payable and accrued liabilities increased by $272,000 from $2.3 million at March 31, 2007 to $2.6 millions at June 30, 2007 primarily related to accrued salaries and benefits relating to increased headcount and accrued bonuses.

CONTRACTUAL OBLIGATIONS

         The following schedule details all of the Company's indebtedness and the required payments related to such obligations at June 30, 2007 (IN THOUSANDS):

                                                      DUE IN                                    DUE IN YEARS
                                                    LESS THAN        DUE IN      DUE IN YEAR      FOUR AND      DUE AFTER
                                        TOTAL        ONE YEAR       YEAR TWO        THREE           FIVE        FIVE YEARS
                                    ------------   ------------   ------------   ------------   ------------   ------------
Long term debt* .................   $      8,511   $        130   $         74   $         80   $      8,227   $         --
Capital lease obligations* ......            330             73             86             88             76              7
Interest expense ................          4,147          1,032          1,011            997          1,107             --
Operating lease obligations .....          1,833            503            395            347            588             --
Insurance premiums ..............             67             67             --             --             --             --
Base salary commitments under
   employment agreements ........            990            575            415             --             --             --
                                    ------------   ------------   ------------   ------------   ------------   ------------
Total contractual obligations ...   $     15,878   $      2,380   $      1,981   $      1,512   $      9,998   $          7
                                    ============   ============   ============   ============   ============   ============
         *Excludes interest.

         We plan to continue to focus on managing overhead while increasing revenue in an effort to maintain profitability and improve cash flow. We believe that we will have sufficient working capital and liquidity to meet our operating needs, fund our planned research and development activities and to satisfy our contractual obligations in the next 12 months without the need to raise additional capital.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, we discontinued our dental practice management services. Results of operations from this segment are presented as discontinued for the three months ended June 30, 2007 and 2006 in accordance with SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OF DISPOSAL ACTIVITIES. Income from discontinued operations was $0 and $11,000 for the three months ended June 30, 2007 and 2006, respectively. We do not expect to recognize further income or incur further expenses related to our discontinued legacy practice management business.

CASH FLOWS FROM CONTINUING OPERATIONS

         Cash provided by operating activities was $484,000 for the three months ended June 30, 2007 and cash used in operating activities was $138,000 for the three months ended June 30, 2006. In the three months ended June 30, 2007, cash provided by operating activities was primarily attributable to non-cash expenses of depreciation and amortization of $192,000, non-cash accretion of debt discount to interest expense of $51,000, income from continuing operations of $78,000, non-cash stock option expense of $36,000, non-cash warrant expense of $21,000, provision for bad debts of $3,000, a decrease in prepaid expenses and other current assets of $12,000, deferred income tax expense of $21,000, an increase in accounts payable and accrued expenses of $272,000 and an increase of $242,000 in deferred revenue. These items were offset by increases in accounts receivable of $444,000.

         Cash used in operating activities from continuing operations was $138,000 during the three months ended June 30, 2006. Cash used in operating activities from continuing operations during the three months ended June 30, 2006 was primarily attributable to decreases in accounts payable and accrued expenses of $552,000, increases in accounts receivable of $263,000 and increases in prepaid expenses of $49,000. These items were partially offset by net income from continuing operations of $123,000, increases in deferred revenue of $81,000, provision for bad debts of $40,000, depreciation and amortization of $330,000, non-cash accretion of debt discount to interest expense of $110,000, stock compensation expense of $27,000 and warrant expense of $15,000.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities was $294,000, and $1.1 million in the three months ended June 30, 2007 and 2006, respectively. Cash used in investing activities during the three months ended June 30, 2007 was primarily due to $38,000 in capital expenditures, $264,000 in capitalized software development and $6,000 in investments in certificates of deposit. These items were partially offset by a $14,000 repayment of a note receivable. Cash used in investing activities during the three months ended June 30, 2006 was primarily due to investments of $1.0 million in certificates of deposit, capital expenditures of $17,000 and capitalized software development costs of $82,000.

CASH PROVIDED BY FINANCING ACTIVITIES

         Cash used in financing activities was $73,000 during the three months ended June 30, 2007. Cash provided by financing activities was $1.7 million during the three months ended June 30, 2006. Cash used in financing activities in the three months ended June 30, 2007 was attributable to payment of Series A and B preferred stock dividends of $35,000, repayment of long-term debt of $31,000 and repayment of capital lease liabilities of $7,000. Cash provided by financing activities for the three months ended June 30, 2006 was attributable to $2.0 million in gross proceeds from the issuance of common stock in a private placement and additional proceeds from the exercise of stock options of $3,000, partially offset by stock issuance expenses of $160,000, repayment of $62,000 in long-term debt and capital leases and payment of $39,000 in preferred dividends.

OUTSTANDING INDEBTEDNESS AND PREFERRED STOCK

         The Company currently has outstanding unsecured subordinated convertible notes of $5,100,000 due March 29, 2012, 115,000 issued and outstanding shares of Series A Convertible Preferred Stock and 59,500 issued and outstanding shares of Series B Convertible Preferred Stock, together with $2,962,000 in principal amount of Senior Notes due July 15, 2010. All of the foregoing securities were issued in connection with the Company's capital raising activities. A detailed discussion of the terms of these securities and the impact of issuance of and certain events surrounding these securities on our financial statements follows.

         Outstanding Indebtedness

         In March 2002, the Company completed a private placement offering (the "Convertible Note Offering") raising capital of $5,775,000 that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock for an exercise price of $3.00 per share. Those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using the Black-Scholes pricing model with the following assumptions: contractual and expected life of three years, volatility of 75%, dividend yield of 0% and a risk-free rate of 3.87%. A discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal years 2004, 2005 and 2006, holders with a principal balance totaling $675,000 converted their notes into 2,121,088 shares of the Company's common stock at prices from $0.25 to $0.30 per share. No conversion of debt or acceleration of amortization of costs occurred during the year ended March 31, 2007 or for the three months ended June 30, 2007.

         In April of 2004, the Company completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes were issued as a series of notes pursuant to a unit purchase and agency agreement. The placement agent received a commission equal to 10% of the gross proceeds together with a warrant for the purchase of 163,455 shares of the Company's common stock with an exercise price equal to 120% of the price paid by investors. The senior notes originally bore an interest rate of 10% per annum and accrued interest is due and payable on a quarterly basis, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time after July 15, 2005. The notes and common stock were originally issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the original term of the notes which was thirty-nine months. The senior notes are unsecured obligations of the Company but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance totaling $225,000 converted their senior notes and accrued interest of $800 into 903,205 shares of the Company's common stock at a price of $0.25 per share. No conversion of debt to equity or acceleration of amortization of costs related to such conversions occurred during the year ended March 31, 2007. In December, 2006, the Company negotiated a modification of the terms of the senior notes to extend the maturity date from July 15, 2007 to July 15, 2010. In exchange for the extension, the interest rate increased from 10% per annum to 12% per annum, with the new increased interest rate to begin to accrue under the amendment on January 16, 2007, and continue thereafter at that rate until maturity or the senior notes are fully paid. All other terms and provisions of the senior notes remained unchanged. The direct expenses of the note amendment was $101,000 and the estimated fair value of the warrant issued to the placement agent of $42,000 were recorded as a deferred offering cost and both will be amortized as a component of interest expense over the term of the senior notes.

         Preferred Stock

         On September 16, 2003, the Company completed its private placement of Series A convertible preferred stock with detachable warrants to purchase 750,000 shares of common stock, providing $1,500,000 in gross proceeds. The Company originally issued 150,000 shares of Series A Preferred Stock that converts to 3,000,000 shares of common stock, if all converted. The warrants were immediately exercisable at a price of $1.50 per share and expired on September 16, 2006. The Company pays an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro-rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 were considered a deemed dividend in the calculation of loss per share. During fiscal year 2005 and 2006, holders of 35,000 shares converted to 700,000 shares of common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

         On September 30, 2005, the Company completed its private placement of Series B convertible preferred stock, with detachable warrants. The Company originally issued 70,000 shares of Series B Preferred Stock that converts to 2,800,000 shares of common stock, if all converted and warrants to purchase 700,000 shares of common stock. The Series B Preferred Stock bears an 8% dividend. The dividend is cumulative and the Series B Preferred Stock is non-voting and non-participating. The shares of Series B Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on September 30, 2008. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of earnings/loss per share. During the 2007 fiscal year, holders of 10,500 shares of Series B Preferred Stock converted those shares into 420,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

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

         Our critical accounting policies and estimates are included in the Company's annual report on Form 10-K for the year ended March 31, 2007 as filed with the SEC.

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

         As of June 30, 2007, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $8.1 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness of $449,000 bear interest rates of 6% to 10.25%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

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


         During the first quarter ended June 30, 2007, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.


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

WE HAVE LIMITED FINANCIAL RESOURCES.

         We have limited financial resources at our disposal. We have long-term obligations that are due in 2010 and 2012 that we may not be able to satisfy from existing working capital. If we are unable to remain profitable, we will face increasing demands for capital. We may not be successful in raising additional debt or equity capital. As a result, we may not have sufficient financial resources to satisfy our obligations as they come due in the short term.

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On June 30, 2007, 33,585,431 shares of our common stock were issued and outstanding, net of treasury shares. An additional 16,209,295 shares of our common stock were reserved for issuance that would be issued as the result of the exercise of warrants or the conversion of convertible notes and/or convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.  OTHER INFORMATION

             None

ITEM 6.  EXHIBITS

(a)  EXHIBITS

   EXHIBIT
   NUMBER         DESCRIPTION OF EXHIBITS
   ------         -----------------------
    3.1(1)        Restated Certificate of Incorporation of the Company
    3.2(1)        Bylaws of the Company
    3.3(2)        Restated Certificate of Incorporation of the Company
    3.4(2)        Amendment of Bylaws of the Company
    3.5(3)        Restated Certificate of Incorporation of the Company
    3.6(9)        Certificate of Designations of Series A Preferred Stock
    3.7(10)       Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company
    3.8           Revised Certificate of Designations of Series B Preferred
                  Stock
    4.1(1)        Form of certificate evidencing ownership of common stock of the Company
    4.6(2)        Form of certificate evidencing ownership of common stock of the Company
    4.7(3)        Form of Convertible Redeemable Subordinated Note
    4.9(9)        Form of Redeemable Warrant (2003 Private Placement Offering)
    *10.1(14)     The Company's amended and restated stock compensation plan
    *10.9(2)      Employment Agreement dated November 12, 2000 between the
                  Company and James M. Powers, Jr.
    *10.11(15)    Employment Agreement dated February 15, 2001 between the
                  Company and James L. Dunn, Jr. with Amendments
    10.17(7)      Asset Purchase Agreement by and among the Company, and
                  Mentergy, Inc.
    10.18(16)     Subcontractor Agreement between the Company and Interactive
                  Alchemy, Inc. with Amendments
    10.20(12)     Note Purchase Agreement dated February 12, 2004 between the
                  Company and certain creditors
    10.21(12)     Unit Purchase and Agency Agreement dated April 19, 2004
                  between the Company and Cerberus Financial, Inc.
    10.22(12)     Placement Agency Agreement dated March 10, 2004 between the
                  Company and Peacock, Hislop, Staley, and Given, Inc.
    10.23(11)     Asset Purchase Agreement and Plan of Reorganization by and
                  between the Company and Glyphics Communications, Inc.
    *10.24(13)    Employment Agreement dated June 1, 2004 between the Company and Gary L. Moulton, as amended
    10.25(16)     Securities Purchase Agreements effective June 9, 2006
    10.26(16)     Registration Rights Agreements effective June 9, 2006
    10.27(17)     Amendment to Unit Purchase and Agency Agreement
    14.1(13)      Code of Ethics
    16(8)         Letter re Change in Certifying Accountant
    +31.1         Chief Executive Officer Section 302 Certification
    +31.2         Principal Financial Officer Section 302 Certification
    +32.1         Chief Executive Officer Section 906 Certification
    +32.2         Principal Financial Officer Section 906 Certification

----------------
(1) Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
(3) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
(4) Previously filed as an exhibit to iLinc's Form 8-K filed October 16, 2001.
(5) Previously filed as an exhibit to iLinc's Form 8-K filed January 30, 2002.
(6)      Previously filed as an exhibit to iLinc's Form 8-K filed July 2, 2002.
(7) Previously filed as an exhibit to iLinc's Form 8-K filed December 20, 2002.
(8) Previously filed as an exhibit to iLinc's Form 8-K filed January 24, 2007.
(9) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(10) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(11)     Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.
(12) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2004.

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

                                                  ILINC COMMUNICATIONS, INC.
Dated: August 9, 2007

                                              By:/s/ James M. Powers, Jr.
                                                 -------------------------------
                                              Chairman of the Board, President
                                              and Chief Executive Officer


                                              By:/s/ James L. Dunn, Jr.
                                                 -------------------------------
                                              Senior Vice President & Chief
                                              Financial Officer