Form 10-Q
period 2007-09-30
ILINC COMMUNICATIONS INC
filed 2007-11-01
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. (20549)

                                 --------------

                                   FORM (10)-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at October 29, 2007 was 33,836,568 net of shares held in treasury.

================================================================================

                             FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                               PAGE
                                                                            ----
     Item 1--Unaudited Condensed Consolidated Financial Statements

             Unaudited Condensed Consolidated Balance Sheets as of
             September 30, 2007 and March 31, 2007..........................  4

             Unaudited Condensed Consolidated Statements of Operations
             for the Three and Six Months Ended September 30, 2007 and
             2006...........................................................  5

             Unaudited Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended September 30, 2007 and 2006...........  6

             Notes to Unaudited Condensed Consolidated Financial
             Statements.....................................................  7

     Item 2--Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 17

     Item 3--Quantitative and Qualitative Disclosures about Market
             Risk........................................................... 29

     Item 4--Controls and Procedures........................................ 30

PART II--OTHER INFORMATION

     Item 1--Legal Proceedings.............................................. 30

     Item 1A--Risk Factors.................................................. 30

     Item 2--Unregistered Sales of Equity Securities and Use of Proceeds.... 33

     Item 3--Defaults of Senior Securities.................................. 33

     Item 4--Submission of Matters to a Vote of Security Holders............ 33

     Item 5--Other Information.............................................. 34

     Item 6--Exhibits....................................................... 34

     Signatures............................................................. 36

     Certifications......................................................... 37

                           FORWARD-LOOKING STATEMENTS

     Unless the context requires otherwise, references in this document to "iLinc Communications," "iLinc" the "Company," "we," "us," and "our" refer to iLinc Communications, Inc.

     Statements contained in this Quarterly Report on Form 10-Q that involve words like "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These are statements that relate to future periods and include, but are not limited to, statements as to our ability to: sell our products and services; improve the quality of our software; derive overall benefits of our products and services; introduce new products and versions of our existing products; sustain and increase revenue; integrate current and emerging technologies; support our customers and provide sufficient technological infrastructure; obtain sales or increase revenues; manage liquidity and capital resources; sustain positive cash flow; or realize net earnings.

     Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, our dependence on our products or services, market demand for our products and services, our ability to attract and retain customers and channel partners, our ability to expand our technological infrastructure to meet the demand from our customers, our ability to recruit and retain qualified employees, the ability of channel partners to successfully resell our products, the status of the overall economy, the strength of competitive offerings, the pricing pressures created by market forces and the risks discussed herein (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors"). All forward-looking statements included in this report are based on information available to us as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any change in our expectations or in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Our reports are available free of charge as soon as reasonably practicable after such material is electronically filed with the SEC and may be obtained through our Web site located at www.iLinc.com.

     iLinc, iLinc Communications, iLinc Suite, MeetingLinc, LearnLinc, ConferenceLinc, SupportLinc, EventPlus, On-Demand, iReduce, iLinc Enterprise and its logos are trademarks or registered trademarks of iLinc Communications, Inc. All other company names and products may be trademarks of their respective companies.

                                           PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                                    (UNAUDITED)

                                                                                     SEPTEMBER 30,     MARCH 31,
                                                                                         2007            2007
                                                                                     ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................................   $      1,121    $      1,057
   Certificate of deposit ........................................................            516             504
   Accounts receivable, net of allowance for doubtful accounts of $142 and $117
    at September 30 and March 31, 2007, respectively .............................          2,723           2,530
   Note receivable ...............................................................             --              14
   Prepaid and other current assets ..............................................            676             766
                                                                                     ------------    ------------
     Total current assets ........................................................          5,036           4,871

   Property and equipment, net ...................................................            776             691
   Goodwill ......................................................................         11,206          11,206
   Intangible assets, net ........................................................          1,561           1,556
   Other assets ..................................................................             14              14
                                                                                     ------------    ------------
     Total assets ................................................................   $     18,593    $     18,338
                                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt .............................................   $         95    $        143
   Accounts payable trade ........................................................          1,516           1,169
   Accrued liabilities ...........................................................            912           1,119
   Current portion of capital lease liabilities ..................................             92              45
   Deferred revenue ..............................................................          1,565           1,483
                                                                                     ------------    ------------
     Total current liabilities ...................................................          4,180           3,959

Long term debt, less current maturities, net of discount and beneficial conversion feature of $892 and $993, at September 30 and March 31, 2007,
   respectively ..................................................................          7,472           7,406
Capital lease liabilities, less current maturities ...............................            261             223
Deferred tax liability ...........................................................            342             299
                                                                                     ------------    ------------
     Total liabilities ...........................................................         12,255          11,887
                                                                                     ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred stock series A & B, 10,000,000 shares authorized:
   Series A preferred stock, $.001 par value, 105,000 and 115,000 shares issued and outstanding, liquidation preference of $1,050,000 and $1,150,000
    at September 30 and March 31, 2007 ...........................................             --              --
   Series B preferred stock, $.001 par value, 59,500 shares issued and
    outstanding, liquidation preference of $595,000 ..............................             --              --
  Common stock, $.001 par value 100,000,000 shares authorized 35,267,105 and
    35,017,843 issued at September 30 and March 31, 2007, respectively ...........             35              35
   Additional paid-in capital ....................................................         46,730          46,614
   Accumulated deficit ...........................................................        (39,019)        (38,790)
   Less:  1,432,412 treasury shares at cost ......................................         (1,408)         (1,408)
                                                                                     ------------    ------------
     Total shareholders' equity ..................................................          6,338           6,451
                                                                                     ------------    ------------
     Total liabilities and shareholders' equity ..................................   $     18,593    $     18,338
                                                                                     ============    ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                            ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      ----------------------------    ----------------------------
                                                                          2007            2006            2007            2006
                                                                      ------------    ------------    ------------    ------------
Revenues
   Software licenses ..............................................   $      1,218    $        916    $      2,370    $      2,150
   Subscription licenses and audio services .......................          1,987           1,841           4,311           3,609
   Maintenance and professional services ..........................            699             694           1,347           1,297
                                                                      ------------    ------------    ------------    ------------
        Total revenues ............................................          3,904           3,451           8,028           7,056
                                                                      ------------    ------------    ------------    ------------

Cost of revenues
   Software licenses ..............................................             --              36              67              81
   Subscription licenses and audio services .......................            988             867           1,990           1,843
   Maintenance and professional services ..........................            208             230             392             400
   Amortization of technology .....................................             52              67              97             134
                                                                      ------------    ------------    ------------    ------------
        Total cost of revenues ....................................          1,248           1,200           2,546           2,458
                                                                      ------------    ------------    ------------    ------------

Gross profit ......................................................          2,656           2,251           5,482           4,598
                                                                      ------------    ------------    ------------    ------------

 Operating expenses
   Research and development .......................................            566             294             951             598
   Sales and marketing ............................................          1,370             756           2,622           1,614
   General and administrative .....................................            599             662           1,311           1,296
                                                                      ------------    ------------    ------------    ------------
        Total operating expenses ..................................          2,535           1,712           4,884           3,508
                                                                      ------------    ------------    ------------    ------------

 Income from operations ...........................................            121             539             598           1,090
   Interest expense ...............................................           (263)           (246)           (533)           (497)
   Amortization of beneficial debt conversion .....................            (81)           (151)           (162)           (301)
                                                                      ------------    ------------    ------------    ------------
        Total interest expense ....................................           (344)           (397)           (695)           (798)
   Interest income (charges) and other ............................              6              15             (21)            (12)
                                                                      ------------    ------------    ------------    ------------
   (Loss) income from continuing operations before income
        taxes .....................................................           (217)            157            (118)            280

   Income tax expense .............................................            (22)             --             (43)             --
                                                                      ------------    ------------    ------------    ------------

(Loss) income from continuing operations ..........................           (239)            157            (161)            280
 Income from discontinued operations ..............................             --              (1)             --              10
                                                                      ------------    ------------    ------------    ------------

 Net (loss) income ................................................   $       (239)   $        156    $       (161)   $        290
   Series A and B preferred stock dividends .......................            (34)            (40)            (69)            (79)
                                                                      ------------    ------------    ------------    ------------
 (Loss) income available to common shareholders ...................   $       (273)   $        116    $       (230)   $        211
                                                                      ============    ============    ============    ============
 (Loss) income per common share, basic and diluted
   From continuing operations .....................................   $      (0.01)   $         --    $      (0.01)   $       0.01
   From discontinued operations ...................................             --              --              --              --
                                                                      ------------    ------------    ------------    ------------
        Income per common share ...................................   $      (0.01)   $         --    $      (0.01)   $       0.01
                                                                      ============    ============    ============    ============

Number of shares used in calculation of  (loss) income per share,
   Basic ..........................................................         33,724          33,020          33,655          30,919
                                                                      ============    ============    ============    ============
   Diluted ........................................................         33,724          33,227          33,655          31,104
                                                                      ============    ============    ============    ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                          ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                        (IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 ----------------------------
                                                                     2007            2006
                                                                 ------------    ------------

Net cash provided by (used in) operating activities ..........   $        596    $        (16)
                                                                 ------------    ------------

Cash flows from investing activities:
   Investment in certificate of deposit ......................            (12)         (1,012)
   Capital expenditures ......................................           (112)           (359)
   Capitalization of software development costs ..............           (264)           (194)
   Proceeds from sale of fixed assets ........................                              3
   Repayment of note receivable ..............................             14               2
                                                                 ------------    ------------
         Net cash used in investing activities ...............           (374)         (1,560)
                                                                 ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock ....................             --           2,000
   Series A and B preferred stock dividends ..................            (70)            (78)
   Stock issuance expense ....................................             --            (190)
   Proceeds from exercise of stock options ...................             19               3
   Repayment of long-term debt ...............................            (83)           (118)
   Repayment of capital lease liabilities ....................            (24)            (65)
                                                                 ------------    ------------
         Net cash (used in) provided by financing activities .           (158)          1,552
                                                                 ------------    ------------

Cash flows from continuing operations ........................             64             (24)
Cash flows from discontinued operations ......................             --             (41)
                                                                 ------------    ------------

         Net change in cash and cash equivalents .............             64             (65)
Cash and cash equivalents, beginning of period ...............          1,057             466
                                                                 ------------    ------------
Cash and cash equivalents, end of period .....................   $      1,121    $        401
                                                                 ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 ----------------------------
                                                                     2007            2006
                                                                 ------------    ------------
Fair value of warrants recorded as prepaid ...................            (19)             --
Addition of assets under capital leases ......................            109              --


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED
                                     FINANCIAL STATEMENTS.


                                              6

                           ILINC COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND NATURE OF OPERATIONS

     Headquartered in Phoenix, Arizona, iLinc Communications, Inc. is a leading provider of Web conferencing, audio conferencing and collaboration software and services. The Company develops and sells software that provides real-time collaboration and training using Web-based tools. The Company's four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. With its Web collaboration, conferencing and virtual classroom products, the Company provides what it believes to be simple, reliable and cost-effective tools for remote presentations, meetings and online events. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what it believes to be the beginnings of the Web conferencing industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 9. The Company's customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for the four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company sells its software solutions to large, medium and small-sized corporations inside and outside of the Fortune 1000. The Company markets its products using a direct sales force and an indirect distribution channel consisting of agents, distributors, value added resellers and OEM partners. The Company allows its customers to choose between purchasing a perpetual license or subscribing to a term license. The Company's revenues are a mixture of high margin perpetual and subscription licenses of software, monthly recurring revenues from subscription licenses, as well as annual maintenance, hosting and support agreements, audio conferencing services and other products and services.

     The Company maintains corporate headquarters in Phoenix, Arizona and has occupied that 9,100 square foot Class A facility since the Company's inception in 1998. The Phoenix lease requires a monthly rent and operating expenses of approximately $25,000 and will expire on February 28, 2012. The Company also maintains a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research and development and technical support. On July 5, 2006, the Company amended the New York lease that now expires on June 30, 2009. The New York lease requires a monthly rent and operating expenses of approximately $4,000. In addition, the Company maintains a 10,000 square foot Class A facility in Springville, Utah with an emphasis on audio conferencing and support operations. The Springville lease began in 2003 and has a term of five years that expires January 2, 2008 and requires a monthly rent and operating expenses of approximately $15,000.

     The Company began operations in March of 1998 in a different industry. Its formation included the simultaneous rollup of fifty private businesses and an initial public offering. The Company's initial services included training enhancement services over the Internet using a browser based system. In 2002, the Company shifted its focus away from its legacy business, leveraging its historical experience in training, ultimately settling on its current focus, Web conferencing and audio conferencing. The Company changed its name to iLinc Communications, Inc. in February 2004.

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary to fairly state the results for the interim periods ended September 30, 2007 and 2006.

     Fiscal operating results for interim periods are not necessarily indicative of the results for a full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K as of and for the year ended March 31, 2007, as filed with the SEC and available for free on the Company's Website.

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

CERTIFICATE OF DEPOSIT

     The Company holds a certificate of deposit at a financial institution. This certificate has a maturity of eight months from the date of acquisition, which precludes it from being accounted for as a cash equivalent.

CUSTOMER CONCENTRATIONS

     Accounts receivable balances for two customers totaled approximately 13% and 15% of the total balance outstanding at September 30 and March 31, 2007, respectively, but otherwise there are not significant customer concentrations.

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

LOSS/INCOME PER SHARE

     Basic loss/income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted loss/income per share are computed similar to basic loss/income per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the three months ended September 30, 2007 and 2006, options and warrants to purchase 5,223,999 and 3,626,101 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

     Additionally, for the six months ended September 30, 2007 and 2006, preferred stock and debt convertible into 9,580,000 and 10,300,000 shares of common stock, respectively, were excluded from the computation of diluted loss/income per share because inclusion of such would be antidilutive.

Furthermore, a restricted stock grant of 450,000 shares has been excluded from the loss/income per share calculations for the six months ended September 30, 2007 and 2006 because the measurement date stock price exceeds the average stock price for all periods presented.

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

     In September 2006, the SEC issued SAB No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING CURRENT YEAR MISSTATEMENTS. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 was effective for the Company's fiscal year 2007 annual financial statements. The Company adopted SAB 108 effective April 1, 2006.

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

     On February 15, 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the company's 2008 fiscal year is permissible, provided the company has not yet issued an interim financial statement for 2008 and has adopted SFAS No. 157. The Company is currently evaluating the potential impact of adopting this Standard.

3.   INTANGIBLE ASSETS, NET

     Intangible assets consisted of the following:

                                                                             SEPTEMBER 30, 2007
                                               ---------------------------------------------------------------------------
                                                  WEIGHTED
                                                   AVERAGE       GROSS CARRYING        ACCUMULATED
                                               REMAINING LIVES       AMOUNT            AMORTIZATION           NET
                                               ---------------------------------------------------------------------------
                                                   (YEARS)                           (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                         4.05         $         919         $       (469)     $          450
   Purchased software                               0.00                 1,481               (1,481)                 --
   Customer relationship                            2.67                 1,230                 (697)                533
   Capitalized software development costs           2.75                   631                  (53)                578
                                                              ------------------------------------------------------------
                                                                 $       4,261         $     (2,700)     $        1,561
                                                              ============================================================

                                                                               MARCH 31, 2007
                                               ---------------------------------------------------------------------------
                                                  WEIGHTED
                                                   AVERAGE       GROSS CARRYING        ACCUMULATED
                                               REMAINING LIVES       AMOUNT            AMORTIZATION           NET
                                               ---------------------------------------------------------------------------
                                                   (YEARS)                           (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                         4.57         $         919         $       (407)     $          512
   Purchased software                               0.17                 1,481               (1,437)                 44
   Customer relationship                            3.17                 1,230                 (597)                633
   Capitalized software development costs           3.00                   367                   --                 367
                                                              -------------------------------------------------------------
                                                                 $       3,997          $ (2,441)        $        1,556
                                                              =============================================================

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

     In May of 2006, the Company began production of version 9 of its Web conferencing software. In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project, since technological feasibility was achieved in May 2006. Version 9 was completed and released to customers in June 2007 and at that time the accrued balance of software development costs totaled $631,000. The Company began amortization of these capitalized software development costs, using the straight-line amortization over a three year period beginning July 1, 2007. As of September 30, 2007, the Company had capitalized direct and indirect software development costs totaling $578,000 net of amortization.

4.   ACCRUED LIABILITIES

                                                                  SEPTEMBER 30,    MARCH 31,
                                                                      2007           2007
                                                                  ------------   ------------
                                                                         (IN THOUSANDS)
Accrued state sales tax .......................................   $         43   $         77
Accrued interest payable ......................................            268            290
Amount payable to third party providers and subcontractors ....            192            320
Accrued salaries and related benefits .........................            375            394
Other .........................................................             34             38
                                                                  ------------   ------------
   Total accrued liabilities ..................................   $        912   $      1,119
                                                                  ============   ============

5.   LONG-TERM DEBT

                                                    SEPTEMBER 30,    MARCH 31,
                                                        2007           2007
                                                    ------------   ------------
                                                          (IN THOUSANDS)

2002 Convertible unsecured subordinated notes ....  $      5,100   $      5,100
2004 Senior unsecured notes ......................         2,962          2,962
Other unsecured notes payable ....................           397            480
                                                    ------------   ------------
                                                           8,459          8,542

Less: Current portion of long-term debt ..........           (95)          (143)
      Discount ...................................          (446)          (497)
      Beneficial conversion feature ..............          (446)          (496)
                                                    ------------   ------------
Long-term debt, net of current portion ...........  $      7,472   $      7,406
                                                    ============   ============

     In March 2002, the Company completed a private placement offering that provided proceeds of $5.75 million that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, the Company issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of the Company's common stock at the fixed price of $1.00 per share. The Company may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are unsecured, without financial covenants, and subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering, the Company also issued warrants to purchase 5,775,000 shares of the Company's common stock, but those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated at issuance using the Black-Scholes pricing model and a discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal years 2004, 2005 and 2006, holders with a principal balance totaling $675,000 converted their notes into 2,121,088 shares of the Company's common stock at prices from $0.25 to $0.30 per share. Note holders have not converted any debt nor has the Company incurred any acceleration of amortization of costs during the year ended March 31, 2007 or for the six months ended September 30, 2007.

     In April of 2004, the Company completed a private placement offering of unsecured senior notes that provided gross proceeds of $4.25 million. Under the terms of this offering, the Company issued $3,187,000 in unsecured senior notes and 1,634,550 shares of the Company's common stock. The senior notes originally bore an interest rate of 10% per annum and accrued interest is due and payable on a quarterly basis, with principal due at maturity on July 15, 2007. The senior notes are redeemable by the Company at 100% of the principal value at any time. The notes and common stock were originally issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the original term of the notes which was thirty-nine months. The senior notes are unsecured and without financial covenants, but are senior in right of payment to all existing and future indebtedness of the Company. The common stock issued in this offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance and accrued interest totaling $225,800 converted their senior notes and accrued interest into 903,205 shares of the Company's common stock at a price of $0.25 per share. No conversion of debt to equity or acceleration of amortization of costs related to such conversions occurred during the year ended March 31, 2007. In December, 2006, the Company negotiated a modification of the terms of the senior notes to extend the maturity date to July 15, 2010. In exchange for the three year extension, the interest rate increased to 12% per annum effective on January 16, 2007. All other terms and provisions of the senior notes remained unchanged. The direct expenses of the note amendment was $101,000 and the estimated fair value of the warrant issued to the placement agent of $42,000 were recorded as a deferred offering cost and both are being amortized as a component of interest expense over the remaining term of the senior notes.

     In connection with the Company's acquisition of Glyphics in 2004 (the Company's audio conferencing operations), the Company assumed an unsecured credit line with an original principal balance of $400,000. On April 1, 2007, the note with a principal balance of $398,000 was modified to provide for fixed payments of principal, due in 60 equal monthly installments plus variable interest, with the final payment due April 1, 2012. The note had a principle balance of $371,000 at September 30, 2007.

     The aggregate maturities of long-term debt excluding capital leases for each of the next five calendar years subsequent to September 30, 2007 were as follows (IN THOUSANDS):

2008.............................................................. $       95
2009..............................................................         75
2010..............................................................      3,045
2011..............................................................         89
2012..............................................................      5,155
Thereafter........................................................         --
                                                                   ----------
                                                                   $    8,459
                                                                   ==========

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

Preferred Stock

     During the quarter ended September 30, 2007, holders of 10,000 shares of Series A preferred stock converted their shares to 200,000 shares of common stock.

7.   INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

     The Company recorded income tax expense of $43,000 for the three and six months ended September 30, 2007, respectively. The deferred income tax expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill recognized on the Company's purchase of the assets from Quisic and LearnLinc. The Company has recorded a valuation allowance for its deferred tax assets due to the historical lack of profitable operating history. While there was a net loss for the three and six months ended September 30, 2007, the Company believes that with the annual financial results for the year ended March 31, 2008 the Company will exhibit the ability to generate annual profits and a corresponding taxable income. In the event that the Company determines that it will be more likely than not that the Company will derive profitability and corresponding taxable income, then it will realize a portion of its fully reserved deferred tax asset. Upon such determination and corresponding realization, an adjustment to the deferred tax asset would increase net income through recording a tax benefit in the period when such a determination is made. The Company believes that recognition is likely before the end of fiscal year 2008.

     The Company adopted FIN 48 as of April 1, 2007. The adoption of FIN 48 has not had an impact on the Company's financial position or results of operations for the six months ended September 30, 2007. The Company has no unrecognized tax benefit, as described in FIN 48, as of September 30, 2007.

     It is the Company's policy to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued as of September 30, 2007. Furthermore, there were no interest or penalties recorded during the six months ended September 30, 2007.

     The Company is subject to income tax examinations for U.S. Federal income taxes and state income taxes from fiscal 2005 forward. As of September 30, 2007, the Company is not undergoing an U.S. Federal or state tax audits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2008.

     There was no current income tax expense for the six months ended September 30, 2007 and 2006 because net operating loss carry-forwards were utilized to eliminate taxable income and the payment of any federal income tax.

8.   STOCK OPTION PLANS AND WARRANTS

     The Company grants stock options under its amended and restated Stock Compensation Plan (the "Plan"). The Company calculates the fair value of options on the day of grant and amortizes the fair value over the vesting period. Under the Plan, the Company is authorized to issue up to 5,500,000 shares of common stock to directors, officers and employees in the form of stock options and stock awards.

     There were stock options and stock awards representing 3,826,335 shares outstanding under the Plan at September 30, 2007. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

     The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model approach. The Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the grants, which are generally the vesting periods. The expected term of the options granted represents the period of time that they are outstanding. Management estimated the expected term of the options granted based on the period of time the options will be outstanding. Management has determined that there were no meaningful differences in option exercise activity based on the demographics tested. The Company estimates the volatility of its options at the date of grant based on the historic volatility of its common stock for the previous two years. The Company bases the risk-free interest rate that it uses in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury bond issues with equivalent remaining terms. The Company has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those grants that are expected to vest.

     In accordance with SFAS 123R, the Company recognized $59,000 and $95,000, net of taxes, of compensation expense related to the vesting of the stock options and vesting of stock grants in the three and six months ended September 30, 2007, respectively. The Company recognized $46,000 and $73,000, net of taxes of compensation expense related to the vesting of the stock options and vesting of stock grants in the three and six months ended September 30, 2006, respectively. The following table summarizes stock-based compensation expense related to the vesting of employee stock options and vesting of employee stock grants under SFAS 123R for the three and six months ended September 30, 2007 and 2006, which was allocated as follows (in thousands except per share amounts):

                                                                          ------------   ------------   ------------   ------------
                                                                          THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                                              ENDED          ENDED          ENDED          ENDED
                                                                          SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                              2007           2006           2007           2006
                                                                          ------------   ------------   ------------   ------------
Stock-based compensation expense from stock options included:
   Cost of sales .......................................................  $          4   $          3   $          8   $          5
   Research and development ............................................             5              2              8              4
   Sales and marketing .................................................            13              7             27             17
   General and administrative ..........................................            27             24             32             27
                                                                          ------------   ------------   ------------   ------------
           Total .......................................................            49             36             75             53
Stock-based compensation expense from stock grants included: general
   and administrative costs ............................................            10             10             20             20
                                                                          ------------   ------------   ------------   ------------
Total stock-based expense included in income from operations ...........            59             46             95             73
Tax benefit ............................................................            --             --             --             --
                                                                          ------------   ------------   ------------   ------------

Total stock-based compensation expense, net of tax .....................  $         59   $         46   $         95   $         73
Decrease in basic earnings per share ...................................  $         --   $         --   $         --   $         --
Decrease in diluted earnings per share .................................  $         --   $         --   $         --   $         --

     As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2007 and 2006 is based on options ultimately expected to vest, it has been reduced for expected forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

     The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted average fair value of employee stock options granted during the six months ended September 30, 2007 and 2006 was $0.62 per share and $0.37 per share, respectively, using the following weighted-average assumptions:

                                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------------------
                                                                            2007                   2006
                                                                    ---------------------- ---------------------
Risk free interest rate                                                  4.3% - 5.0%           4.7% - 5.11%
Dividend yield                                                               0%                     0%
Volatility factors of the expected market price of the
Company's common stock                                                   90% - 102%             101% - 109%
Weighted-average expected life of  Options                              5 - 10 years             10 years

     Stock options activity for the six months ended September 30, 2007 was as follows:

                                                                                               WEIGHTED AVERAGE
                                                                                                 CONTRACTUAL          AGGREGATE
                                                 SHARES SUBJECT TO       WEIGHTED AVERAGE            LIFE          INTRINSIC VALUE
                                                      OPTIONS             EXERCISE PRICE          (IN YEARS)        (IN THOUSANDS)
                                               ----------------------- ---------------------- ------------------- -----------------
Options outstanding at April 1, 2007.........             3,138,552            $0.98
   Options granted...........................               603,875            $0.62
   Options exercised.........................               (49,262)           $0.39
   Options forfeited.........................              (112,960)           $0.48
   Options expired...........................              (203,870)           $0.80
                                               -----------------------
Options outstanding at September 30, 2007....             3,376,335            $0.96                 6.22                $  370
                                               -----------------------
Options exercisable at September 30, 2007....             2,379,249            $1.13                 4.93                $  255
                                               -----------------------

     The aggregate intrinsic value in the table above represents total pretax intrinsic value (the difference between the Company's closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company's common stock. During the six months ended September 30, 2007, 49,262 options were exercised by employees of the Company. The Company issues new shares of common stock upon the exercise of stock options. At September 30, 2007, 1,423,765 shares were available for future grants under The Plan. At September 30, 2007, the Company had approximately $254,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options under The Plan that will be recognized over the weighted average period of 2.8 years.

     The following table summarizes information about stock options outstanding at September 30, 2007:

                                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                         -------------------------------------------------------------- -------------------------------
                                              WEIGHTED                                                      WEIGHTED
                                               AVERAGE                                                       AVERAGE
                             NUMBER OF        EXERCISE      WEIGHTED AVERAGE REMAINING      NUMBER OF       EXERCISE
                               SHARES           PRICE         CONTRACTUAL LIFE (YEARS)        SHARES          PRICE
                         ----------------  --------------- ---------------------------- ----------------  -------------

$  0.24   -  $  0.36             339,739      $    0.25                 8.0                     230,731      $   0.25
$  0.39   -  $  0.58           1,362,749      $    0.47                 6.0                   1,083,257      $   0.48
$  0.59   -  $  0.89             991,749      $    0.64                 8.6                     384,101      $   0.66
$  0.92   -  $  1.38             102,125      $    1.02                 5.9                     101,187      $   1.02
$  1.94   -  $  2.91             490,000      $    2.18                 1.8                     490,000      $   2.18
$  6.13   -  $  9.19              89,973      $    7.71                 0.9                      89,973      $   7.71
                         ----------------                                               ----------------
                               3,376,335                                                      2,379,249
                         ================                                               ================

WARRANTS

     The following table summarizes information about warrants outstanding at September 30, 2007:

                                               WARRANTS OUTSTANDING                           WARRANTS EXERCISABLE
                         -------------------------------------------------------------- -------------------------------
                                              WEIGHTED                                                      WEIGHTED
                                               AVERAGE                                                       AVERAGE
                             NUMBER OF        EXERCISE      WEIGHTED AVERAGE REMAINING      NUMBER OF       EXERCISE
                               SHARES           PRICE         CONTRACTUAL LIFE (YEARS)        SHARES          PRICE
                         ----------------  --------------- ---------------------------- ----------------  -------------

$  0.24   -  $  0.36             339,739      $    0.25                 8.0                     230,731      $   0.25

$  0.32   -  $  0.32              50,000      $    0.32                 1.5                      50,000      $   0.32
$  0.40   -  $  0.40              50,000      $    0.40                 1.5                      50,000      $   0.40
$  0.42   -  $  0.42             543,182      $    0.42                 3.7                     543,182      $   0.42
$  0.44   -  $  0.44             132,972      $    0.44                 3.0                     132,972      $   0.44
$  0.50   -  $  0.50             700,000      $    0.50                 1.0                     700,000      $   0.50
$  0.55   -  $  0.55              50,000      $    0.55                 1.5                      50,000      $   0.55
$  0.66   -  $  0.66             150,000      $    0.66                 2.3                     150,000      $   0.66
$  1.50   -  $  1.50             171,510      $    1.50                 3.3                     171,510      $   1.50
                         ----------------                                               ----------------
                               1,847,664                                                      1,847,664
                         ================                                               ================

     In January 2005, in connection with the restructuring of the payments on loan obligations due in connection with the acquisition of assets from Glyphics, the Company issued a warrant for 50,000 shares with an exercise price of $0.55 to one of the Glyphics stockholders, since the loan had been guaranteed by the stockholder. The warrant was set to expire in January 2007. The fair value of the warrant of $8,000 was estimated using the Black-Scholes pricing model. In June 2005, in connection with the restructuring of the payments and his continuing personal guarantee, the Company issued an additional warrant for 50,000 shares to the stockholder with an exercise price of $0.32. The warrant was set to expire in June 2007. The fair value of the warrant of $6,500 was estimated using the Black-Scholes pricing model. On April 1, 2006 in connection with the restructuring of the payments and his continuing personal guarantee, the Company issued an additional warrant to the stockholder for 50,000 shares with an exercise price of $0.40. The warrant expires in April 2009. The fair value of the warrant of $15,000 was estimated using the Black-Scholes pricing model. In April 2006, the expiration dates of the warrants that had been issued in 2005 were extended to March 31, 2009. Based on an analysis using the Black-Scholes pricing model, no adjustment was made to the fair value of the two extended warrants. On April 1, 2007 in connection with the restructuring of the payments and his continuing personal guarantee, the Company issued an additional warrant for 50,000 shares to the stockholder with an exercise price of $0.66. The warrant expires in April 2010. The fair value of the warrant of $21,000 was estimated using the Black-Scholes pricing model. The note is now being repaid and no further warrants are expected to be issued.

     On July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to an agent of the Company in connection with a reseller agreement effective June 30, 2006. The warrant expires on July 1, 2011. The warrant is subject to vesting provisions based on net collected revenue targets achieved through the agent and certain value added resellers over a five year period. As of September 30, 2007, none of the revenue targets had been achieved. Therefore, no expense was recorded in the six months ended September 30, 2007. In accordance with EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES, the Company recorded a prepaid asset and corresponding additional paid-in capital of $448,000 as the fair value of the 1,000,000 shares at September 30, 2007 using the Black-Scholes pricing model.

9.   COMMITMENTS AND CONTINGENCIES

     The Company is subject to various commitments and contingencies as described in Note 13 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2007. During the six-month period ended September 30, 2007, the following occurred with respect to certain of the Company's commitments and contingencies:

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

     Assets recorded under capital leases, at September 30, 2007, consisted of the following (IN THOUSANDS):

Cost............................................................  $        377
Less: accumulated amortization..................................           (65)
                                                                  ------------
Total...........................................................  $        312
                                                                  ============

     Future minimum lease payments under capital leases and non-cancelable operating leases with initial or remaining terms of one or more years consisted of the following at September 30, 2007 (IN THOUSANDS):

                                                        CAPITAL       OPERATING
                                                      -----------    -----------
2008...............................................   $       128    $       457
2009...............................................           128            394
2010...............................................            97            363
2011...............................................            42            366
2012...............................................            39            152
Thereafter.........................................            --             --
                                                      -----------    -----------
Total minimum obligations..........................           434    $     1,732
                                                                     ===========
Less: amount representing interest.................           (81)
                                                      -----------
Present value of minimum obligations...............           353
Less: current portion..............................           (92)
                                                      -----------
Long-term obligation at September 30, 2007.........   $       261
                                                      ===========

     The Company's lease on its Phoenix, Arizona location expires on February 28, 2012. The Phoenix lease requires a monthly rent and operating expense of approximately $25,000. The Company's lease on its New York location expires on September 30, 2009 and requires a monthly rent and operating expenses of approximately $4,000. The lease related to the Utah location expires on January 2, 2008 and requires a monthly rent and operating expenses of approximately $15,000. The Company expects to move to new facilities in Utah in November of 2007.

SUBCONTRACTOR AGREEMENT

     The Company has an agreement with its custom content subcontractor, Interactive Alchemy, that provides for the provision of custom content services to the Company's customers. The subcontractor agreement has a non-cancelable two-year term and expires on May 1, 2008. Under the agreement, its subcontractor provides custom content development services to the Company in exchange for a fixed percentage of the Company's custom content revenue. The amount to be paid under the agreement is limited to a cap of $450,000 in Fiscal 2008. On September 28, 2007, the agreement was modified in order to further clarify the rights and obligations between the Company and its subcontractor at the end of the agreement. To facilitate the subcontractor's possible assignment of the agreement to a new subcontractor, the Company and the subcontractor amended the agreement to eliminate a royalty fee that had been paid by subcontractor to the Company and reduce the amount retained by the Company, as well as release the contractor from certain non-competition covenants that would have remained effective at the end of the agreement. The Company records gross custom content revenue for its customers with a corresponding fixed percentage commission due to its subcontractor as a cost of sale.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Dr. Powers, Mr. Dunn, and Mr. Moulton. All are officers, and Dr, Powers is also Chairman of the Board of Directors. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all of the Company's compensation plans. Each agreement establishes a base annual salary and provides the eligibility for an annual award of bonuses based on the management incentive compensation plan (as adopted and amended by the Compensation Committee of the Board of Directors from year to year), and is subject to the right of the Company to terminate their respective employment at any time without cause. Dr. Powers' and Mr. Dunn's employment agreements provide for continuous employment for a one-year term that renews automatically unless otherwise terminated. Mr. Dunn's employment agreement permits Mr. Dunn to work outside the corporate offices, and Mr. Dunn relocated to Houston in June of 2005. Mr. Moulton's agreement provides for continuous employment for a two-year term. Under each of the employment agreements, if the Company terminates the employee's employment without cause (as therein defined), Dr. Powers, Mr. Dunn, and Mr. Moulton will be entitled to a payment equal to 12 months' salary. Additionally, Dr. Powers' and Mr. Dunn's employment agreements provide for a severance payment equal to one (1) year's compensation in the event of termination of employment following a "change in control" of the Company (as defined therein) except that should Mr. Dunn obtain employment with the successor organization in a comparable position, then the Company shall not be responsible for the severance payment. Each of the foregoing agreements also contains a covenant limiting competition with iLinc for one year following termination of employment except for Mr. Moulton's which limits competition with iLinc for nine months following termination. The aggregate potential payment under such agreements would be $1.0 million as of September 30, 2007.

10.  DISCONTINUED OPERATIONS

     Effective January 1, 2004, the Company discontinued its legacy practice management services segment. In accordance with SFAS 144 ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS, the Company has restated its historical results to reflect this segment as a discontinued operation. For the six months ended September 30, 2007 and 2006, the Company had net income from discontinued operations of $0 and $10,000, respectively.

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

COMPANY OVERVIEW

     We sell our software solutions to large, medium and small-sized corporations inside and outside of the Fortune 1000. We market our products using a direct sales force and an indirect distribution channel consisting of agents, distributors, value added resellers and OEM partners. We allow our customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in license structures. Our revenues are a mixture of high margin perpetual and periodic licenses of software, monthly recurring revenues from subscription licenses, as well as annual maintenance, hosting and support agreements, audio conferencing services and other products and services.

     Our Web conferencing software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on a periodic basis (e.g., on either a per-seat, per-month or per-minute basis) (the "Subscription Model"). We also offer varied hosting options, so that a customer who acquires or rents our software may either elect to host our software behind its own firewall or it may choose to have iLinc host it for the customer. Customers who select the Purchase Model, whether hosted by iLinc or the customer, also subscribe for ongoing customer support and maintenance and software upgrade services, by entering into a support and maintenance contract with a typical term of one year, but with multi-year options of up to five years. The annual maintenance and support fee charged is based upon a percentage of the purchase price (or per seat price) that varies between 12% and 18% of the license fee paid (or on a per seat equivalent basis) for the perpetual licenses, with the percentage depending upon the contractual length and the timing of payment. If a customer chooses to have iLinc host its Purchase Model licenses, then the annual hosting fee charged is based upon a percentage of the purchase price (or per seat price) that is normally 10% of the license fee paid (or on a per seat equivalent basis) of the Purchase Model license fee that was paid for the perpetual license.

     During fiscal 2006, we launched our iLinc Enterprise(TM) perpetual licensing model that enables customers to pay a one-time up-front fee for an organization-wide Web conferencing license, with the ability to expand the number of seats in exchange for a smaller annual per seat fee. Those customers who qualify for the iLinc Enterprise site license pay an initial license fee that is determined based upon the number of employees within the customer's organization, their projected conferencing use, and various other factors. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise license are then based upon a fixed price or upon an associated rate per-seat that is active on each annual anniversary of the iLinc Enterprise license agreement. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged. Supplementing the concurrent seat license model and the iLinc Enterprise model, we also offer a named-user model that permits a host (or named-user) to subscribe for a limited use room.

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

     In addition to the Web conferencing and audio conferencing products and services, we offer custom content development services through a subcontractor relationship and an off-the-shelf online library of content that includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College. These other services are a small portion of our overall revenue base and will likely phase out as an offered service over the next two fiscal years.

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

AUDIO CONFERENCING

     We also deliver comprehensive audio conferencing solutions that help businesses provide virtual meetings, corporate events, distance learning programs and daily conference calls. Our audio conferencing offering includes a wide array of services and products that include reservationless audio conferencing with pre-established calling accounts for each user who may participate in conference calls with no advance notice, 24/7;operator assisted conference calls with operator hosting, monitoring and coordination of the call; and, high-quality event services that include invitation and user management, scripting, presentation preparation, post show distribution and dedicated operator assistance from iLinc. Customers may purchase our audio conferencing products and services without an annual contract commitment on a monthly recurring usage basis, and often subscribe for a fixed per-minute rate.

SALES AND MARKETING FOCUS

     Our organization continually creates new marketing and sales campaigns that focus on our four target markets.

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

     The direct sales team is organized by geographic territory and is broken down into distinct groups. All of our direct sales team focus their outbound activity on specific vertical markets that include education, financial services, technology, government and professional service organizations. We believe that the target vertical markets have a commonality of meeting four criteria: we have an established customer base in the market; our product feature set is specifically appropriate to the needs of the market; analysts have identified a need within that market for increasing use of Web and audio conferencing; and we believe that we have the potential to capture a portion of the share of such markets.

     We have formed relationships with organizations that market and sell our products and services through their sales distribution channels. The relationships can be categorized into those that act as agents which sell on our behalf and value added resellers (VAR's) that actively sell our products and provide product support typically to their own existing customer base. As of September 30, 2007, we had over 20 organizations selling our products providing indirect sales in the United States and in countries outside the United States, including Canada, the United Kingdom, The Netherlands, Germany, Mexico, and Japan. Our value added resellers execute agreements to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the VAR licenses the product from us and resells the product to its customers. Under those VAR agreements, we record only the amount paid to us by the VAR as revenue and recognize revenue when all revenue recognition criteria have been met.

PERFORMANCE MEASURES AND INDICATORS

     In evaluating our operating performance on a quarterly and annual basis, we consider levels of revenues, gross profit, operating income and net income to be important indicators. Over the past three fiscal years, we have succeeded in increasing revenues while managing cost of revenues and operating expenses. Therefore, while revenues, cost of revenues and operating expenses all have increased during this period, total cost of revenues as a percentage of revenues and operating expenses as a percentage of revenues each have decreased over the past three fiscal years. Our goal is for this trend to continue as we seek to manage increases in expenses at the same time we seek to increase revenues.

     In evaluating our liquidity, we evaluate levels of current assets, current liabilities and accounts receivable, aging of accounts receivable and maturities of debt and obligations under long term leases. Our current assets, including accounts receivable, at September 30, 2007 were approximately $165,000 higher than current assets at March 31, 2007. Our current liabilities at September 30, 2007 were approximately $221,000 higher than our level of current liabilities at March 31, 2007, with $82,000 of the increase related to an increase in deferred revenue. Accounts payable increased $347,000, which is consistent with the increase in operating expenses for the six months ending September 30, 2007. Accrued liabilities decreased, primarily as accounts payable to third party providers and subcontractors were paid. As a result, we decreased working capital to $856,000 at September 30, 2007 compared to working capital of $912,000 at March 31, 2007. Our accounts receivable, net of allowance for doubtful accounts, were $2.7 million and $2.5 million at September 30, 2007 and March 31, 2007, respectively. As indicated below, in the table under the caption "Contractual Obligations" at September 30, 2007 long term debt due in less than one year, capital lease obligations due in less than one year, interest expense for the coming year and operating lease obligations for the coming year aggregated $95,000, $92,000, $1.0 million and $457,000 respectively. We anticipate that cash flow from operations should be sufficient to allow us to meet these obligations without raising additional capital.

     As indicators of future financial performance, we monitor and evaluate non-financial measures, such as number of seats sold, average sales price per transaction, average sales cycle, quota achievement by the direct sales staff, the number of transactions, the percentage each product sold contributes to total revenue, the percentage sold to new versus existing customer, and the trends indicated by these factors.

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

     The following table shows certain items from our income statement as a percentage of total revenue:

                                              THREE MONTHS          THREE MONTHS           SIX MONTHS            SIX MONTHS
                                                  ENDED                 ENDED                 ENDED                 ENDED
                                           SEPTEMBER 30, 2007    SEPTEMBER 30, 2006    SEPTEMBER 30, 2007    SEPTEMBER 30, 2006
                                           -------------------------------------------------------------------------------------
Revenues                                                   %                     %                     %                     %
   Software licenses ...................   $ 1,218         31    $   916         27    $ 2,370         30    $ 2,150         30
   Subscription licenses ...............       670         17        533         15      1,388         17      1,032         15
   Audio services ......................     1,317         34      1,308         38      2,923         36      2,577         37
   Maintenance and professional services       699         18        694         20      1,347         17      1,297         18
                                           -------------------------------------------------------------------------------------
       Total revenues ..................     3,904        100      3,451        100      8,028        100      7,056        100
                                           -------------------------------------------------------------------------------------

Cost of revenues
   Software licenses ...................        --         --         36          1         67          1         81          1
   Subscription licenses ...............        90          2         81          2        200          2        150          2
   Audio services ......................       898         24        786         23      1,790         23      1,693         24
   Maintenance and professional services       208          5        230          7        392          5        400          6
   Amortization technology .............        52          1         67          2         97          1        134          2
                                           -------------------------------------------------------------------------------------
       Total cost of revenues ..........     1,248         32      1,200         35      2,546         32      2,458         35
                                           -------------------------------------------------------------------------------------

Gross profit
   Software License ....................     1,218         31        880         26      2,303         29      2,069         29
   Subscription licenses ...............       558         14        452         13      1,166         14        882         12
   Audio services ......................       379         11        522         15      1,155         14        884         13
   Maintenance and professional services       441         13        464         13        955         12        897         13
   Amortization of technology ..........       (52)        (1)       (67)        (2)       (97)        (1)      (134)        (2)
                                           -------------------------------------------------------------------------------------
       Total gross profit ..............     2,656         68      2,251         65      5,482         68      4,598         65
                                           -------------------------------------------------------------------------------------

Operating expenses
   Research and development ............       566         15        294          9        951         12        598          9
   Sales and marketing .................     1,370         36        756         22      2,622         32      1,614         23
   General and administrative ..........       599         15        662         19      1,311         17      1,296         18
                                           -------------------------------------------------------------------------------------
      Total operating expenses .........     2,535         66      1,712         50      4,884         61      3,508         50
                                           -------------------------------------------------------------------------------------
Income from operations .................   $   121          3    $   539         16    $   598          7    $ 1,090         15
                                           -------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The operations of our company involve many risks, which, even through a combination of experience, knowledge, and careful evaluation, may not be overcome. Please read also the section entitled "Risk Factors."

REVENUES

     Total revenues generated from continuing operations for the three months ended September 30, 2007 and 2006 were $3.9 million and $3.5million, respectively, an increase of $453,000 or 13%. Software license revenues increased $302,000 or 33% from $916,000 in the three months ended September 30, 2006 to $1.2 million in the three months ended September 30, 2007. The increase was the result of an increase in both direct sales and indirect sales by partners. Subscription licenses and audio services revenues increased $146,000 or 8% from $1.8 million in the quarter ended September 30, 2006 to $2.0 million in the quarter ended September 30, 2007, as the result of increased subscriptions of $92,000 and an increase in hosting revenues of $45,000, which are driven by increases in license sales year on year and sustaining the customer base. In addition, audio conferencing per minute revenue increased by $9,000. We expect audio conferencing revenue to rise and this smaller than anticipated increase was due mostly to the customer audio usage mix. Maintenance and professional services revenues increased slightly by $5,000 or less than 1% from $694,000 in the three months ended September 30, 2006 to $699,000 in the three months ended September 30, 2007, as the result of an increase in maintenance fees of $102,000 from renewals as the customer base continues to grow. The increases were partially offset by a decrease in our custom content revenues of $49,000. Declines in custom content revenue are a part of our transition from this legacy business, and will not be a meaningful component of revenue. For the three months ended September 30, 2007, software license revenues were 31% of total revenues, subscription licenses and audio services revenues were 51% of total revenues and maintenance and professional services revenues were 18% of total revenues, as compared to 27%, 53% and 20%, respectively, for the three months ended September 30, 2006.

     Total revenues generated from continuing operations for the six months ended September 30, 2007 and 2006 were $8.0 million and $7.1 million, respectively, an increase of $972,000 or 14%. Software license revenues increased $220,000 or 10% from $2.2 million in the six months ended September 30, 2006 to $2.4 million in the six months ended September 30, 2007. The increase was the result of an increase direct sales and partner sales. Subscription licenses and audio services revenues increased $702,000 or 19% from $3.6 million in the six months ended September 30, 2006 to $4.3 million in the six months ended September 30, 2007, as the result of increased audio per minute revenue of $342,000, an increase in hosting revenues of $83,000, which are driven by increases in license sales year on year and sustaining the customer base and an increase in subscription services of $279,000. Maintenance and professional services revenues increased by $50,000 or 4% from $1.3 million in the six months ended September 30, 2006 to $1.3 million in the six months ended September 30, 2007, as the result of an increase in maintenance fees of $157,000 from renewals as the customer base continues to grow. The increases were partially offset by a decrease in our custom content revenues of $93,000. For the six months ended September 30, 2007, software license revenues were 30% of total revenues, subscription licenses and audio services revenues were 53% of total revenues and maintenance and professional services revenues were 17% of total revenues, as compared to 30%, 52% and 18%, respectively, for the six months ended September 30, 2006. We expect software license revenues and indirect subscription license revenue to continue to become a larger percentage of total revenues as total revenues increase given our focus on the Web conferencing aspect of our business.

COST OF REVENUES

     Cost of software license revenues is driven by royalty fees paid on certain off-the-shelf products, if any, and sales rebates to distribution partners on the sale of certain software products. Cost of software license revenues for the three months ended September 30, 2007 and 2006 were $0 and $36,000, respectively, a decrease of $36,000 or 100%.

     Cost of software license revenues for the six months ended September 30, 2007 and 2006 were $67,000 and $81,000, respectively, a decrease of 14,000 or 17%. We expect the cost of software license revenues to remain a very small percentage of total license revenue given the very high margin nature of our software sales.

     When reviewing our cost of subscription licenses and audio services revenue, please recall that we use a fully allocated overhead method that includes an allocation of salaries and allocable expenses resulting from the delivery of our hosted Web conferencing services, together with all expenses associated with the delivery of our audio conferencing services. Expenses related to our audio conferencing services that are accrued as cost of revenues include salaries and allocable expenses of our telephone operators, allocated facilities costs, allocated technical support costs for support services, together with all direct telecommunication expenses for long distance and local dial tone connectivity, and finally allocable depreciation and amortization expense related to our audio conferencing assets. Cost of subscription licenses and audio services for the three months ended September 30, 2007 and 2006 were $988,000 and $867,000, respectively, an increase of $121,000 or 14%. The increase was primarily a result of an increase in telecommunications costs of $136,000 which was partially offset by a decrease in salaries and benefits. In July, 2007, we began outsourcing a portion of our audio conferencing services in order to gain access to a larger bridge base and expand our international and 24x7 capabilities. This change caused an increase in telecommunications costs that is commensurate with a reduction in employee expense in our audio division.

     Cost of subscription licenses and audio services for the six months ended September 30, 2007 and 2006 were $2.0 million and $1.8 million, respectively, an increase of $147,000 or 8%. The increase was primarily a result of an increase in telecommunications costs of $158,000 which was partially offset by a decrease in depreciation expense as a result of the complete depreciation in May 2006 of certain audio conferencing and computer equipment. Overall, we expect the dollar cost of audio conferencing services to rise as audio conferencing revenues rise, but at the same rate.

     Cost of maintenance and professional services revenue includes an allocation of technical support personnel and facilities costs allocable to those services revenues consisting primarily of a portion of our facilities costs, communications and depreciation expenses. However, by far the largest and most variable component of the cost of maintenance and professional services arises from the amount due to our third-party subcontractor which is a fixed proportion of the custom content revenue earned. The cost of maintenance and professional services for the three months ended September 30, 2007 and 2006 was $208,000 and $230,000, respectively, a decrease of $22,000 or 10%. Cost of maintenance was slightly higher as maintenance revenues continue to increase period over period. The increase in cost of maintenance was offset by the decrease in cost of sales related to custom content revenue, which is consistent with the decrease in those revenues for the period.

     The cost of maintenance and professional services for the six months ended September 30, 2007 and 2006 was $392,000 and $400,000, respectively, a decrease of $8,000 or 2%. Cost of maintenance was slightly higher as maintenance revenues continue to increase period over period. The increase in cost of maintenance was offset by the decrease in cost of sales related to custom content revenue, which is consistent with the decrease in those revenues for the period. Cost of maintenance and professional services revenue was approximately 5% of total revenues in the six months ended September 30, 2007 and 6% in the six months ended September 30, 2006. We expect that the increase in cost of maintenance and professional services revenue will vary proportionately and directly with the amount of professional services revenue earned in a quarter.

     Amortization of technology consists of amortization of acquired software technology and other assets acquired in the Mentergy, Glyphics and Quisic acquisitions. In addition, it includes amortization of capitalized software development costs. Amortization of technology for the three months ended September 30, 2007 and 2006 was $52,000 and $67,000, respectively, a decrease of $15,000 which is related to the full amortization in May 2007 of the software technology from the Glyphics acquisition. The decrease related to the full amortization of the Glyphics software is partially offset by amortization of capitalized software development costs of $17,500 per month, or $52,500 per quarter. We began amortizing the capitalized software development costs in July 2007.

     Amortization of technology for the six months ended September 30, 2007 and 2006 was $97,000 and $134,000, respectively, a decrease of $37,000 which is related to the full amortization in May 2007 of the software technology from the Glyphics acquisition.

GROSS PROFIT

     As a result of the foregoing, our gross profit (total revenues less total cost of revenues) increased from $2.3 million for the three months ended September 30, 2006 to $2.7 million for the three months ended September 30, 2007, an increase of $405,000 or 18%. For the six months ended September 30, 2007 gross profit was $5.5 million, an increase of $884,000 from the gross profit of $4.6 million for the six months ended September 30, 2006. We expect to see gross profit increase as revenues increase in dollar amount and as a percentage as revenues rise since most of the cost of sales are either fixed (amortization) or are associated only with audio conferencing and custom-content revenue.

OPERATING EXPENSES

     Total operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses. We incurred operating expenses of $2.5 million in the three months ended September 30, 2007, an increase of $823,000 or 48% from $1.7 million in the three months ended September 30, 2006. This increase is due to increases in research and development expense of $272,000 and in sales and marketing expenses of $614,000. These increases were partially offset by a decrease in general and administrative expenses of $63,000.

     We incurred operating expenses of $4.9 million in the six months ended September 30, 2007, an increase of $1.4 million or 39% from $3.5 million in the six months ended September 30, 2006. This increase is due to increases in research and development expense of $353,000, in sales and marketing expenses of $1.0 million and in general and administrative expenses of $15,000.

     Research and development expenses represent expenses incurred in connection with the continued development and enhancement of our software products and new versions of our software. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocations and allocated depreciation and amortization expense. Research and development expenses for the three months ended September 30, 2007 and 2006 were

$566,000 and $294,000, respectively, an increase of $272,000 or 93%. During the first quarter of fiscal 2007, we began capitalizing identified direct expenses associated with a specific software development upon achieving technological feasibility for version 9 of our Web conferencing software in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We continued to capitalize those direct costs through June 2007 when the new software product was released for distribution and sale to our customers. We began amortizing these software development costs over a three year period beginning in July 2007. As a result, salaries and benefits expenses increased by $171,000 as the salary and benefit costs related to the 9 project were no longer being capitalized. An increase in headcount to support our investment in innovation during the quarter also contributed to the increase in salaries and benefits. Office expense also increased by $66,000 as a result of an annual quality assurance service contract accounted for as a prepaid asset, that began to be amortized in the fourth quarter of fiscal 2007, as well as other new annual subscription software contracts during the period.

     Research and development expenses for the six months ended September 30, 2007 and 2006 were $951,000 and $598,000, respectively, an increase of $353,000 or 59%. As a result of the conclusion of the version 9 project as described above and due to increased headcount, salaries and benefits expenses increased by $189,000. Office expense also increased by $124,000 as a result of an annual quality assurance service contract accounted for as a prepaid asset, that began to be amortized in the fourth quarter of fiscal 2007, as well as other new annual subscription software contracts during the period. Taking into account the release of version 9 in June and thus the completion of capitalizing those particular software development costs and the increase in expense anticipated from amortization of those costs in fiscal 2008, accompanied by an increase in salary and benefit expense since a portion of that expense had been capitalized in fiscal 2007, we expect cost of sales and research and development costs to increase in fiscal 2008.

     Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising and other marketing expenses. Sales and marketing expenses were $1.4 million and $756,000 for the three months ended September 30, 2007 and 2006, respectively, an increase of $614,000 or 81%. The increase was a result of planned increases in expenses in advertising and marketing of $157,000 related to lead generation and marketing campaigns, in salaries expense of $228,000 associated with increased headcount and compensation structure, in professional services of $73,000 and in indirect commissions and rebates of $132,000.

     Sales and marketing expenses were $2.6 million and $1.6 million for the six months ended September 30, 2007 and 2006, respectively, an increase of $1.0 million or 62%. The increase was a result of planned increases in expenses in advertising and marketing of $336,000 related to lead generation and marketing campaigns, in salaries expense of $404,000 associated with increased headcount and compensation structure, in professional services of $85,000 and in indirect commissions and rebates of $151,000. We expect sales and marketing expenses to increase in amount as revenues increase, but expect the percentage of sales and marketing expenses incurred in relation to total revenue to remain consistent.

     General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing activities, with the bulk of those general and administrative expenses comprised of salaries, rent and the costs directly associated with being a public company, including accounting costs, legal costs and fees. During the three months ended September 30, 2007 and 2006, general and administrative expenses from continuing operations were $599,000 and $662,000, respectively, a decrease of $63,000 or 10%. The decrease was a result of decreased salaries and benefits of $28,000, a decrease in other taxes of $44,000, a decrease in bad debt expense of $15,000, a decrease in insurance expense of $12,000 and a decrease in telecommunications expenses of $7,000. The increase is partially offset by increased office expenses of $23,000 resulting from investments in annual software subscriptions for a new accounting general ledger package, an equity administration package and a human resources package, originally recorded as prepaid assets and amortized to office expense, as well as investor relations fees and accounting fees.

     During the six months ended September 30, 2007 and 2006, general and administrative expenses from continuing operations were $1.3 million and $1.3 million, respectively, an increase of $15,000 or 1%. The increase is a result of increased office expenses of $69,000 resulting from investments in annual software subscriptions for a new accounting general ledger package, an equity administration package and a human resources package, originally recorded as prepaid assets and amortized to office expense, as well as increased board and investor relations fees, increased professional services and increased legal fees. The increase was partially offset by a decrease in other taxes of $19,000, a decrease in bad debt expense of $52,000, a decrease in insurance expense of $31,000, as well as a decrease in accounting fees and a decrease in telecommunications expenses.

INCOME FROM OPERATIONS

     For the three months ended September 30, 2007, we reported income from operations of $121,000 as compared to income from operations of $539,000 for the three months ended September 30, 2006, a decrease of $418,000, or 78%. For the six months ended September 30, 2007, we reported income from operations of $598,000 as compared to income from operations of $1.1 million for the six months ended September 30, 2006, a decrease of $492,000, or 45%. We expect to increase earnings from operations in fiscal 2008 by increasing revenues at a faster rate than our increases in expenses.

INTEREST EXPENSE

     Interest expense from continuing operations paid on outstanding debt instruments for the three months ended September 30, 2007 and September 30, 2006 was $263,000 and $246,000, respectively, an increase of $17,000 or 7%. This increase resulted from an increase in the interest rate payable on our Senior Notes due 2010 ("Senior Notes") from 10% to 12% beginning in January 2007. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for the three months ended September 30, 2007 and September 30, 2006 was $81,000 and $151,000, respectively, a decrease of $70,000 or 46%. This decrease resulted from an acceleration of the beneficial conversion feature in the third quarter of fiscal 2007 based on the extension of the Senior Notes being accounted for as a debt extinguishment.

     Interest expense from continuing operations paid on outstanding debt instruments for the six months ended September 30, 2007 and September 30, 2006 was $533,000 and $497,000, respectively, an increase of $36,000 or 7%. This increase resulted from an increase in the interest rate payable on our senior unsecured notes due 2010 from 10% to 12% beginning in January 2007. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for the six months ended September 30, 2007 and September 30, 2006 was $162,000 and $301,000, respectively, a decrease of $139,000 or 46%. This decrease resulted from an acceleration of the beneficial conversion feature in the third quarter of fiscal 2007 based on the extension of the Senior Notes being accounted for as a debt extinguishment.

     We expect interest expense from continuing operations to increase slightly in fiscal 2008 as the result of the increased interest rate accruing on our Senior Notes due 2010 from 10% to 12% per annum (which began in January 2007) in connection with the agreement of the holders of those Senior Notes to extend the Senior Notes' maturity from July 15, 2007 to July 15, 2010. We expect non-cash interest expense resulting from the beneficial conversion feature of our debt to remain consistent in fiscal 2008, because the amortization is straight-line. However, should there be any debt conversions in fiscal 2008, the interest will increase in order to accelerate the beneficial conversion feature related to the proportion of debt converted.

INCOME TAX EXPENSE

     We recorded tax expense of $22,000 and $43,000 for the three and six months ended September 30, 2007, respectively. The expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill recognized on the Company's purchase of Quisic and LearnLinc in prior periods. We have recorded a valuation allowance for our deferred tax assets due to the lack of profitable operating history. Based on the financial results for the year ending March 31, 2007, we have exhibited the ability to produce a taxable income. As a result, we will continue to analyze the deferred tax asset and the valuation allowance associated with that deferred tax asset. We believe that we will begin to recognize a portion of that deferred tax asset as we continue to earn taxable income with recognition likely in this fiscal year. In the event that we determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made that we have met the more likely than not threshold for such recognition.

     We recorded no tax expense for the three and six months ended September 30, 2006 because we had net operating loss carry-forwards to reduce taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have generated cash from capital raising activities and from cash flow from operations to fund our operations. In June 2006 we raised $2.0 million of gross proceeds in a private placement of our common stock. At September 30, 2007, we had a working capital surplus of $856,000 compared to a working capital surplus of $912,000 at March 31, 2007. Total current assets were $5.0 million at September 30, 2007 compared to $4.9 million at March 31, 2007. The increase in total current assets was due to an increase of approximately $193,000 in accounts receivable which resulted from increased levels of sales.

In addition, cash and cash equivalents increased by $64,000. Our accounts receivable, net of allowance for doubtful accounts were $2.70 million and $2.5 million at September 30, 2007 and March 31, 2007, respectively. The increase in receivables is consistent with an increase in revenues quarter on quarter. The aging and assessed collectability of receivables has remained consistent at September 30, 2007 when compared to March 31, 2007. Total current liabilities were $4.2 million at September 30, 2007 compared to $4.0 million at March 31, 2007. Contributing to the increase in current liabilities was a $82,000 increase in deferred revenue from $1.5 million at March 31, 2007 to $1.6 million at September 30, 2007 as the result of increased license sales and renewals based on sustaining our customer base. Accounts payable trade increased by $347,000 from $1.2 million at March 31, 2007 to $1.5 million at September 30, 2007, which is consistent with the increase in operating expenses for the period and the timing of payment of those expenses. Accrued liabilities decreased by $207,000 from $1.1 million at March 31, 2007 to $912,000 at September 30, 2007, primarily as a result of amounts payable to third party providers and subcontractors decreasing by $128,000.

CONTRACTUAL OBLIGATIONS

     The following schedule details all of our indebtedness and the required payments related to such obligations at September 30, 2007 (IN THOUSANDS):

                                                                                           DUE IN
                                                    DUE IN                                  YEARS
                                                   LESS THAN     DUE IN     DUE IN YEAR   FOUR AND    DUE AFTER
                                        TOTAL      ONE YEAR     YEAR TWO      THREE         FIVE      FIVE YEARS
                                     ----------   ----------   ----------   ----------   ----------   ----------
Long term debt* ..................   $    8,459   $       95   $       75   $    3,045   $    5,244   $       --
Capital lease obligations* .......          352           92          103           85           72           --
Interest expense .................        3,903        1,033        1,013          920          937           --
Operating lease obligations ......        1,732          457          394          363          518           --
Base salary commitments
   under employment agreements ...          950          535          415           --           --           --
Other ............................           38           38
                                     ----------   ----------   ----------   ----------   ----------   ----------
Total contractual obligations ....   $   15,435   $     2250   $    2,000   $    4,413   $    6,771   $       --
                                     ==========   ==========   ==========   ==========   ==========   ==========
      *Excludes interest.

     We plan to continue to focus on managing overhead while increasing revenue in an effort to maintain modest profitability (or modest loss) and importantly sustain positive cash flow. We believe that we will have sufficient working capital and liquidity to meet our operating needs, and to satisfy our contractual obligations in the next 12 months without the need to raise additional capital.

RESULTS OF DISCONTINUED OPERATIONS

     Effective January 1, 2004, we discontinued our legacy practice management services segment. Results of operations from this segment are presented as discontinued for the three months and six months ended September 30, 2007 and 2006 in accordance with SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OF DISPOSAL ACTIVITIES. Income from discontinued operations was $0 and $10,000 for the six months ended September 30, 2007 and 2006, respectively. We do not expect to recognize further income or incur further expenses related to our discontinued operations.

CASH FLOWS

     Cash provided by operating activities was $596,000 for the six months ended September 30, 2007 and cash used in operating activities was $16,000 for the six months ended September 30, 2006. In the six months ended September 30, 2007, cash provided by operating activities was primarily attributable to non-cash expenses of depreciation and amortization of $395,000, non-cash accretion of debt discount to interest expense of $101,000, non-cash stock option expense of $95,000, non-cash warrant expense of $21,000, provision for bad debts of $18,000, a decrease in prepaid expenses and other current assets of $71,000, deferred income tax expense of $43,000, an increase in accounts payable and accrued expenses of $142,000 and an increase of $86,000 in deferred revenue. These items were offset by increases in accounts receivable of $215,000 and a loss from continuing operations of $161,000.

     Cash used in operating activities from continuing operations was $16,000 during the six months ended September 30, 2006. Cash used in operating activities for the six months ending September 30, 2006 was primarily attributable to decreases in accounts payable and accrued expenses of $750,000, increases in accounts receivable of $418,000 and increases in prepaid expenses of $118,000. These items were partially offset by net income from continuing operation of $280,000, increases in deferred revenue of $81,000 and non-cash expenses and revenues of $911,000.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used in investing activities was $374,000, and $1.6 million in the six months ended September 30, 2007 and 2006, respectively. Cash used in investing activities during the six months ended September 30, 2007 was primarily due to $112,000 in capital expenditures, $264,000 in capitalized software development costs and $12,000 in investments in certificates of deposit. These items were partially offset by a $14,000 repayment of a note receivable.

     Cash used in investing activities during the six months ended September 30, 2006 was primarily due to investments of $1.0 million in certificates of deposit, capital expenditures of $359,000 and capitalized software development costs of $194,000.

CASH PROVIDED BY FINANCING ACTIVITIES

     Cash used in financing activities was $158,000 during the six months ended September 30, 2007. Cash provided by financing activities was $1.6 million during the six months ended September 30, 2006. Cash used in financing activities in the six months ended September 30, 2007 was attributable to payment of Series A and B preferred stock dividends of $70,000, repayment of long-term debt of $83,000 and repayment of capital lease liabilities of $24,000. These items were partially offset by proceeds from the exercise of stock options of $19,000.

     Cash provided by financing activities for the six months ended September 30, 2006 was attributable to $2.0 million in gross proceeds from the issuance of common stock in a private placement and additional proceeds from the exercise of stock options of $3,000, partially offset by stock issuance expenses of $190,000, repayment of $183,000 in long-term debt and capital leases and payment of $78,000 in preferred dividends.

OUTSTANDING INDEBTEDNESS AND PREFERRED STOCK

     We currently have outstanding unsecured subordinated convertible notes with a principal balance of $5.1 million due March 29, 2012, Senior Notes with a principal balance of $2.96 million due July 15, 2010, 105,000 issued and outstanding shares of Series A Convertible Preferred Stock and 59,500 issued and outstanding shares of Series B Convertible Preferred Stock. All of the foregoing securities were issued in connection with the Company's capital raising activities. A detailed discussion of the terms of these securities and the impact of issuance of and certain events surrounding these securities on our financial statements follows.

     Outstanding Indebtedness

     In March 2002, we completed a private placement offering (the "Convertible Note Offering") that provided proceeds of $5.75 million that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, we issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of our common stock at the fixed price of $1.00 per share. We may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of our common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering we also issued warrants to purchase 5,775,000 shares of our common stock, but those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using the Black-Scholes pricing model and a discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal years 2004, 2005 and 2006, holders with a principal balance totaling $675,000 converted their notes into 2,121,088 shares of our common stock at prices from $0.25 to $0.30 per share. No conversion of debt or acceleration of amortization of costs occurred during the year ended March 31, 2007 or for the six months ended September 30, 2007.

     In April of 2004, we completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, we issued $3,187,000 in unsecured senior notes and 1,634,550 shares of our common stock. The senior notes originally bore an interest rate of 10% per annum and accrued interest is due and payable on a quarterly basis, with principal due at maturity on July 15, 2007. The senior notes are redeemable by us at 100% of the principal value at any time. The notes and common stock were originally issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the original term of the notes which was thirty-nine months. The senior notes are unsecured obligations of our company but are senior in right of payment to all existing and future indebtedness of our company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance and accrued interest totaling $225,800 converted their senior notes and accrued interest into 903,205 shares of our common stock at a price of $0.25 per share. No conversion of debt to equity or acceleration of amortization of costs related to such conversions occurred during the year ended March 31, 2007. In December, 2006, we negotiated a modification of the terms of the senior notes to extend the maturity date to July 15, 2010. In exchange for the three year extension, the interest rate increased to 12% per annum effective on January 16, 2007. All other terms and provisions of the senior notes remained unchanged. The direct expenses of the note amendment was $101,000 and the estimated fair value of the warrant issued to the placement agent of $42,000 were recorded as a deferred offering cost and both are being amortized as a component of interest expense over the remaining term of the senior notes.

     Preferred Stock

     On September 16, 2003, we completed our private placement of Series A convertible preferred stock with detachable warrants to purchase 750,000 shares of common stock, providing $1,500,000 in gross proceeds. We originally issued 150,000 shares of Series A Preferred Stock that converts to 3,000,000 shares of common stock, if all converted. The warrants were immediately exercisable at a price of $1.50 per share and expired on September 16, 2006. We pay an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro-rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 were considered a deemed dividend in the calculation of loss per share. During fiscal year 2005 and 2006, holders of 35,000 shares converted to 700,000 shares of common stock. During the quarter ended September 30, 2007, holders of 10,000 shares converted to 200,000 shares of common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

     On September 30, 2005, we completed our private placement of Series B convertible preferred stock, with detachable warrants. We originally issued 70,000 shares of Series B Preferred Stock that converts to 2,800,000 shares of common stock, if all converted and warrants to purchase 700,000 shares of common stock. The Series B Preferred Stock bears an 8% dividend. The dividend is cumulative and the Series B Preferred Stock is non-voting and non-participating. The shares of Series B Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on September 30, 2008. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of earnings/loss per share. During the 2007 fiscal year, holders of 10,500 shares of Series B Preferred Stock converted those shares into 420,000 shares of our common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

     On June 9, 2006, we completed a private placement of 5,405,405 unregistered, restricted shares of common stock providing $2.0 million in gross cash proceeds. We have used the proceeds for working capital and general corporate purposes. We paid our placement agent an underwriting commission of $185,000 of which $25,000 was recorded as deferred offering costs, and incurred additional offering expenses of approximately $103,000. Pursuant to the registration rights agreement between the parties, we filed a Registration Statement on Form S-3 to enable the resale of the shares by the investors which was declared effective on September 29, 2006.

OFF BALANCE SHEET TRANSACTIONS

     There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations) or other relationships of our company with unsolicited entities or other persons that have or may have a material effect on financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of our company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The more significant areas requiring use of estimates relate to revenue recognition, accounts receivable and notes receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

     We consider an accounting policy to be critical if it requires an accounting estimate that requires us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made. In addition, different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. We believe there are a number of accounting policies that are critical to understanding our historical and future performance. The critical accounting policies include revenue recognition, sales reserves, allowance for doubtful accounts, software development costs, intangible assets, income taxes and stock-based compensation.

     Our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended March 31, 2007 as filed with the SEC.

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

     As of September 30, 2007, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $8.1 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness of $397,000 bear interest rates of 6% to 10.25%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

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

     During the six months ended September 30, 2007, no changes were made to our internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.


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

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

     On September 30, 2007, 33,834,693 shares of our common stock were issued and outstanding, net of treasury shares. An additional 15,831,499 shares of our common stock were reserved for issuance that would be issued as the result of the exercise of warrants or the conversion of convertible notes and/or convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2007 annual meeting of stockholders of the Company was held on August 24, 2007 at 9:00 a.m., local time, at the Company's offices. The stockholders elected Kent Petzold director with 23,353,433 voting for and 30,189 withheld. Mr. Petzold was elected to serve a three year term as a Class C director. The stockholders approved and ratified the appointment of Moss Adams LLP as the Company's independent registered public accounting firm for the fiscal year ended March 31, 2008 with 23,379,552 voting for, 1,837 voting against and 2,233 abstaining.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

(A)  EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
------       -----------------------
3.1(1)       Restated Certificate of Incorporation of the Company
3.2(1)       Bylaws of the Company
3.3(2)       Restated Certificate of Incorporation of the Company
3.4(2)       Amendment of Bylaws of the Company
3.5(3)       Restated Certificate of Incorporation of the Company
3.6(9)       Certificate of Designations of Series A Preferred Stock
3.7(10)      Certificate of Amendment of Restated Certificate of Incorporation
             of the Company
3.8          Revised Certificate of Designations of Series B Preferred Stock
4.1(1)       Form of certificate evidencing ownership of common stock of the
             Company
4.6(2)       Form of certificate evidencing ownership of common stock of the
             Company
4.7(3)       Form of Convertible Redeemable Subordinated Note
4.9(9)       Form of Redeemable Warrant (2003 Private Placement Offering)
+*10.1       The Company's amended and restated stock compensation plan
*10.9(2)     Employment Agreement dated November 12, 2000 between the Company and James M. Powers, Jr.
*10.11(14)   Employment Agreement dated February 15, 2001 between the Company and James L. Dunn, Jr. with Amendments
10.17(7)     Asset Purchase Agreement by and among the Company, and Mentergy,
             Inc.
+10.18(15)   Subcontractor Agreement between the Company and Interactive
             Alchemy, Inc. with Amendments
10.20(12)    Note Purchase Agreement dated February 12, 2004 between the Company and certain creditors
10.21(12)    Unit Purchase and Agency Agreement dated April 19, 2004 between the
             Company and Cerberus Financial, Inc.
10.22(12)    Placement Agency Agreement dated March 10, 2004 between the Company and Peacock, Hislop, Staley, and Given, Inc.
10.23(11)    Asset Purchase Agreement and Plan of Reorganization by and between the Company and Glyphics Communications, Inc.
*10.24(13)   Employment Agreement dated June 1, 2004 between the Company and
             Gary L. Moulton, as amended
10.25(15)    Securities Purchase Agreements effective June 9, 2006
10.26(15)    Registration Rights Agreements effective June 9, 2006
10.27(16)    Amendment to Unit Purchase and Agency Agreement
14.1(13)     Code of Ethics
16(8)        Letter re Change in Certifying Accountant
+31.1        Chief Executive Officer Section 302 Certification
+31.2        Principal Financial Officer Section 302 Certification
+32.1        Chief Executive Officer Section 906 Certification
+32.2        Principal Financial Officer Section 906 Certification

------------------------

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

(9) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(10) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(11) Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.
(12) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2004.
(13) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.
(14) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.
(15) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2006 and amendment furnished herewith.
(16) Previously filed as an exhibit to iLinc's Form 8-K filed December 12, 2006.

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

                                 ILINC COMMUNICATIONS, INC.
Dated: October 31, 2007

                             By: /s/ James M. Powers, Jr.
                                 -----------------------------------------------
                                 Chairman of the Board, President and Chief
                                 Executive Officer


                             By: /s/ James L. Dunn, Jr.
                                 -----------------------------------------------
                                 Senior Vice President & Chief Financial Officer