Form 10-Q
period 2007-12-31
ILINC COMMUNICATIONS INC
filed 2008-02-13
CIK 1042291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. (20549)

                                 --------------

                                   FORM (10)-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at February 11, 2008 was 34,023,816 net of shares held in treasury.


                                       FORM 10-Q REPORT INDEX

PART I - FINANCIAL INFORMATION                                                                   PAGE
------------------------------                                                                   ----

Item 1 - Unaudited Condensed Consolidated Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of December 31, 2007 and
          March 31, 2007........................................................................   4

          Unaudited Condensed Consolidated Statements of Operations for the Three and Nine
          Months Ended December 31, 2007 and 2006...............................................   5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          December 31, 2007 and 2006............................................................   6

          Notes to Unaudited Condensed Consolidated Financial Statements........................   7

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................................  16

Item 3 -  Quantitative and Qualitative Disclosures about Market Risk............................  30

Item 4 -  Controls and Procedures...............................................................  30

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings.....................................................................  31

Item 1A - Risk Factors..........................................................................  31

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds...........................  34

Item 3 -  Defaults of Senior Securities.........................................................  34

Item 4 -  Submission of Matters to a Vote of Security Holders...................................  34

Item 5 -  Other Information.....................................................................  34

Item 6 -  Exhibits..............................................................................  34

Signatures......................................................................................  36

Certifications..................................................................................  37

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

                                            PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                     ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                                     (UNAUDITED)

                                                                                          December 31,     March 31,
                                                                                             2007             2007
                                                                                           --------         --------
ASSETS
Current assets:
   Cash and cash equivalents ......................................................        $  1,085         $  1,057
   Certificate of deposit .........................................................             368              504
   Accounts receivable, net of allowance for doubtful accounts of $119 and $117 at
   December 31 and March 31, 2007, respectively ...................................           2,415            2,530
   Note receivable ................................................................            --                 14
   Prepaid and other current assets ...............................................             592              766
                                                                                           --------         --------
     Total current assets .........................................................           4,460            4,871

   Property and equipment, net ....................................................             807              691
   Goodwill .......................................................................          11,206           11,206
   Intangible assets, net .........................................................           1,428            1,556
   Other assets ...................................................................              14               14
                                                                                           --------         --------
     Total assets .................................................................        $ 17,915         $ 18,338
                                                                                           ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt ..............................................        $     95         $    143
   Accounts payable trade .........................................................           1,270            1,169
   Accrued liabilities ............................................................           1,038            1,119
   Current portion of capital lease liabilities ...................................             117               45
   Deferred revenue ...............................................................           1,572            1,483
                                                                                           --------         --------
     Total current liabilities ....................................................           4,092            3,959

Long term debt, less current maturities, net of discount and beneficial conversion
   feature of $842 and $993, at December 31 and March 31, 2007, respectively ......           7,504            7,406
Capital lease liabilities, less current maturities ................................             287              223
Deferred tax liability ............................................................             363              299
                                                                                           --------         --------
     Total liabilities ............................................................          12,246           11,887
                                                                                           --------         --------

SHAREHOLDERS' EQUITY:
 Preferred stock series A & B, 10,000,000 shares authorized:
   Series A preferred stock, $.001 par value, 105,000 and 115,000 shares issued and outstanding, liquidation preference of $1,050,000 and $1,150,000 at
   December 31 and March 31, 2007, respectively....................................              --               --
   Series B preferred stock, $.001 par value, 59,500 shares issued and outstanding,
   liquidation preference of $595,000 at December 31 and March 31, 2007............              --               --
 Common stock, $.001 par value 100,000,000 shares authorized 35,276,228 and
   35,017,843 issued at December 31 and March 31, 2007, respectively ..............              35               35
   Additional paid-in capital .....................................................          46,673           46,614
   Accumulated deficit ............................................................         (39,631)         (38,790)
   Less:  1,432,412 treasury shares at cost .......................................          (1,408)          (1,408)
                                                                                           --------         --------
     Total shareholders' equity ...................................................           5,669            6,451
                                                                                           --------         --------
     Total liabilities and shareholders' equity ...................................        $ 17,915         $ 18,338
                                                                                           ========         ========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                          ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        DECEMBER 31,                        DECEMBER 31,
                                                                  -------------------------         --------------------------
                                                                    2007             2006             2007              2006
                                                                  --------         --------         --------         --------
Revenues
   Software licenses .....................................        $    659         $  1,105         $  3,029         $  3,255
   Subscription licenses .................................             752              488            2,140            1,515
   Audio services ........................................           1,230            1,343            4,153            3,925
   Maintenance and professional services .................             724              715            2,071            2,012
                                                                  --------         --------         --------         --------
       Total revenues ....................................           3,365            3,651           11,393           10,707
                                                                  --------         --------         --------         --------

Cost of revenues
   Software licenses .....................................              58               51              125              132
   Subscription licenses .................................              84               77              284              227
   Audio services ........................................             803              807            2,593            2,500
   Maintenance and professional services .................             201              310              593              710
   Amortization of technology ............................              53               68              150              202
                                                                  --------         --------         --------         --------
       Total cost of revenues ............................           1,199            1,313            3,745            3,771
                                                                  --------         --------         --------         --------

Gross profit .............................................           2,166            2,338            7,648            6,936
                                                                  --------         --------         --------         --------

 Operating expenses
   Research and development ..............................             645              307            1,596              905
   Sales and marketing ...................................           1,049              924            3,671            2,538
   General and administrative ............................             688              588            1,999            1,884
                                                                  --------         --------         --------         --------
       Total operating expenses ..........................           2,382            1,819            7,266            5,327
                                                                  --------         --------         --------         --------

 (Loss) income from operations ...........................            (216)             519              382            1,609

   Interest expense ......................................            (261)            (244)            (794)            (741)
   Amortization of beneficial debt conversion ............             (81)            (150)            (243)            (451)
                                                                  --------         --------         --------         --------
       Total interest expense ............................            (342)            (394)          (1,037)          (1,192)
   Loss on extinguishment of debt ........................              --             (160)              --             (160)
   Interest income (charges) and other ...................              --               --              (21)             (12)
                                                                  --------         --------         --------         --------
   (Loss) income from continuing operations before income
       taxes .............................................            (558)             (35)            (676)             245
   Income tax expense ....................................             (21)              --              (64)              --
                                                                  --------         --------         --------         --------

 (Loss) income from continuing operations ................            (579)             (35)            (740)             245
 Income from discontinued operations .....................              --               --               --               10
                                                                  --------         --------         --------         --------
 Net (loss) income .......................................            (579)             (35)            (740)             255
   Series A and B preferred stock dividends ..............             (32)             (38)            (101)            (117)
                                                                  --------         --------         --------         --------
 (Loss) income available to common shareholders ..........        $   (611)        $    (73)        $   (841)        $    138
                                                                  ========         ========         ========         ========
 (Loss) income per common share, basic and diluted
   From continuing operations ............................        $  (0.02)        $     --         $  (0.02)        $     --
   From discontinued operations ..........................              --               --               --               --
                                                                  --------         --------         --------         --------
       (Loss) income per common share ....................        $  (0.02)        $     --         $  (0.02)        $     --
                                                                  ========         ========         ========         ========

Number of shares used in calculation of  (loss) income per
share,
   Basic .................................................          33,841           33,190           33,717           31,676
                                                                  ========         ========         ========         ========
   Diluted ...............................................          33,841           33,190           33,717           31,991
                                                                  ========         ========         ========         ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                    2007             2006
                                                                   -------         -------
Net cash provided by operating activities .................        $   515         $   443
                                                                   -------         -------

Cash flows from investing activities:
   Proceeds from (investment in) certificate of deposit ...            136            (768)
   Capital expenditures ...................................           (157)           (393)
   Capitalization of software development costs ...........           (264)           (295)
   Proceeds from sale of fixed assets .....................             12               3
   Repayment of note receivable ...........................             14              14
                                                                   -------         -------
        Net cash used in investing activities
                                                                      (259)         (1,439)
                                                                   -------         -------

Cash flows from financing activities:
   Proceeds from issuance of common stock .................             --           2,000
   Series A and B preferred stock dividends ...............           (101)           (118)
   Stock issuance expense .................................             --            (258)
   Proceeds from exercise of stock options ................             22               5
   Repayment of long-term debt ............................           (101)           (121)
   Repayment of capital lease liabilities .................            (48)            (65)
   Financing costs incurred ...............................           -  --           (101)
                                                                   -------         -------

        Net cash (used in) provided by financing activities           (228)          1,342
                                                                   -------         -------

Cash flows from continuing operations .....................             28             346
Cash flows from discontinued operations ...................             --             (40)
                                                                   -------         -------


        Net change in cash and cash equivalents ...........             28             306
Cash and cash equivalents, beginning of period ............          1,057             466
                                                                   -------         -------

Cash and cash equivalents, end of period ..................        $ 1,085         $   772
                                                                   =======         =======


Supplemental Schedule of Noncash Investing and Financing Activities

                                                                       NINE MONTHS
                                                                          ENDED
                                                                       DECEMBER 31,
                                                                  -----------------------
                                                                   2007             2006
                                                                   -----            -----
Fair value of warrants recorded as prepaid ........                $ (120)          $ 450
Addition of assets under capital leases ...........                   184              --
Conversion of AR to note receivable ...............                    --              54
Fair value of warrants recorded as intangible asset                    --              42
Deferred maintenance offset by accrued royalty ....                    --               8
Conversion of preferred stock to common stock .....                    --               1


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

         The Company maintains corporate headquarters in Phoenix, Arizona and has occupied that 9,100 square foot Class A facility since the Company's inception in 1998. The Phoenix lease requires a monthly rent and operating expenses of approximately $25,000 and will expire on February 28, 2012. On December 27, 2007, the Company amended the lease slightly to incorporate certain improvements made to the space. The Company also maintains a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research and development and technical support. On July 5, 2006, the Company amended the New York lease that now expires on June 30, 2009. The New York lease requires a monthly rent and operating expenses of approximately $4,000. In addition, the Company maintains an 8,000 square foot Class A facility in Springville, Utah with an emphasis on audio conferencing and support operations. The Springville lease began in 2003 and has a term of five years that expired January 2, 2008. On December 28, 2007, the Company amended the lease to reduce the square footage from 10,000 square feet to 8,000 square feet. The lease expires December 31, 2008 and requires a monthly rent and operating expenses of approximately $8,000.

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

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary to fairly state the results for the interim periods ended December 31, 2007 and 2006.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION OF PREVIOUSLY REPORTED FIGURES

         The condensed consolidated statement of operations for three and nine months ending December 31, 2006, has a reclassification of revenues and cost of revenues derived from subscription licenses and audio services. Revenues and cost of revenues from these sources were combined in the prior quarters' financial statements and have been retroactively reclassified for comparative purposes.

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

CUSTOMER CONCENTRATIONS

         Accounts receivable balances for two customers totaled approximately 12% and 15% of the total balance outstanding at December 31 and March 31, 2007, respectively, but otherwise there are not significant customer concentrations.

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

LOSS/INCOME PER SHARE

         Basic loss/income per share is computed by dividing net loss/income available to common shareholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted loss/income per share is computed similar to basic loss/income per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the three and nine months ended December 31, 2007, options and warrants to purchase 5,230,128 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. For the three and nine months ended December 31, 2006, respectively, options and warrants to purchase 2,233,444 and 2,278,444 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

         Additionally, for the three and nine months ended December 31, 2007 and 2006, preferred stock and debt convertible into 9,580,000 and 9,960,000 shares of common stock, respectively, were excluded from the computation of diluted loss/income per share because inclusion of such would be antidilutive. Furthermore, a restricted stock grant of 450,000 shares has been excluded from the loss/income per share calculations for the three and nine months ended December 31, 2007 and 2006 because the measurement date stock price exceeds the average stock price for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-03 ("EITF 06-03"), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. The Company's adoption of EITF 06-03 has not and is not expected to have a material effect on its consolidated financial position or results of operations.

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

3.       INTANGIBLE ASSETS, NET

         Intangible assets consisted of the following:

                                                                            DECEMBER 31, 2007
                                                  ---------------------------------------------------------------
                                                    WEIGHTED
                                                    AVERAGE
                                                    REMAINING   GROSS CARRYING      ACCUMULATED
                                                      LIVES         AMOUNT         AMORTIZATION         NET
                                                  ---------------------------------------------------------------
                                                     (YEARS)                       (IN THOUSANDS)
          AMORTIZED INTANGIBLE ASSETS:
             Deferred financing costs                 3.79       $        919      $      (499)     $        420
             Purchased software                       0.00              1,481           (1,481)               --
             Customer relationship                    2.42              1,230             (748)              482
             Capitalized software development         2.50                631             (105)              526
                                                                 ------------------------------------------------
                                                                 $      4,261      $    (2,833)     $      1,428
                                                                 ================================================


                                                                             MARCH 31, 2007
                                                  ---------------------------------------------------------------
                                                    WEIGHTED
                                                    AVERAGE
                                                    REMAINING   GROSS CARRYING      ACCUMULATED
                                                      LIVES         AMOUNT         AMORTIZATION         NET
                                                  ---------------------------------------------------------------
                                                     (YEARS)                       (IN THOUSANDS)
          AMORTIZED INTANGIBLE ASSETS:
            Deferred financing costs                   4.57      $        919      $      (407)     $        512
             Purchased software                        0.17             1,481           (1,437)               44
             Customer relationship                     3.17             1,230             (597)              633
             Capitalized software development costs    3.00               367               --               367
                                                                ------------------------------------------------
                                                                 $     3,997       $    (2,441)     $      1,556
                                                                 ================================================

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         In May of 2006, the Company began production of version 9 of its Web conferencing software. In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project, since technological feasibility was achieved in May 2006. Version 9 was completed and released to customers in June 2007 and at that time the accrued balance of software development costs totaled $631,000. The Company began amortization of these capitalized software development costs, using the straight-line amortization over a three year period beginning July 1, 2007. As of December 31, 2007, the net unamortized capitalized direct and indirect software development costs were $526,000.

4.       ACCRUED LIABILITIES

                                                                           DECEMBER 31,   MARCH 31,
                                                                              2007          2007
                                                                                (IN THOUSANDS)
          Accrued state sales tax ..................................        $   18        $   77
          Accrued interest payable .................................           268           290
          Amount payable to third party providers and subcontractors           239           320
          Accrued salaries and related benefits ....................           480           394
          Other ....................................................            33            38
                                                                            ------        ------
             Total accrued liabilities .............................        $1,038        $1,119
                                                                            ======        ======

5.     LONG-TERM DEBT

                                                             DECEMBER 31,     MARCH 31,
                                                                2007             2007
                                                               -------         -------
                                                                   (IN THOUSANDS)
          2002 Convertible unsecured subordinated notes        $ 5,100         $ 5,100
          2004 Senior unsecured notes .................          2,962           2,962
          Other unsecured notes payable ...............            379             480
                                                               -------         -------
                                                                 8,441           8,542

          Less: Current portion of long-term debt .....            (95)           (143)
                   Discount ...........................           (421)           (497)
                   Beneficial conversion feature ......           (421)           (496)
                                                               -------         -------
          Long-term debt, net of current portion ......        $ 7,504         $ 7,406
                                                               =======         =======


         In connection with the Company's acquisition of Glyphics in 2004 (the Company's audio conferencing operations), the Company assumed an unsecured credit line with an original principal balance of $400,000. On April 1, 2007, the note with a principal balance of $398,000 was modified to provide for fixed payments of principal, due in 60 equal monthly installments plus variable interest, with the final payment due April 1, 2012. The note had a principle balance of $354,000 at December 31, 2007.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five calendar years subsequent to December 31, 2007 were as follows (IN THOUSANDS):


        2008 ...............        $   95
        2009 ...............            77
        2010 ...............         3,046
        2011 ...............            91
        2012 ...............         5,132
        Thereafter                      --
                                    ------
                                    $8,441
                                    ======

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

PREFERRED STOCK

         During the three months ended December 31, 2007, no preferred stock was converted to common stock. During the nine months ended December 31, 2007, holders of 10,000 shares of Series A preferred stock converted their shares to 200,000 shares of common stock

7.     INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded income tax expense of $21,000 and $64,000 for the three and nine months ended December 31, 2007, respectively. The deferred income tax expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill recognized on the Company's purchase of the assets from Quisic and LearnLinc. The Company has recorded a valuation allowance for its deferred tax assets due to the historical lack of profitable operating history. In the event that the Company determines that it will be more likely than not that the Company will derive profitability and corresponding taxable income, then it will realize a portion of its fully reserved deferred tax asset. Upon such determination and corresponding realization, an adjustment to the deferred tax asset would increase net income through recording a tax benefit in the period when such a determination is made. The Company does not believe that recognition is likely before the end of fiscal year 2008.

         The Company adopted FIN 48 as of April 1, 2007. The adoption of FIN 48 has not had an impact on the Company's financial position or results of operations for the nine months ended December 31, 2007. The Company has no unrecognized tax benefit, as described in FIN 48, as of December 31, 2007.

         It is the Company's policy to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued as of December 31, 2007. Furthermore, there were no interest or penalties recorded during the nine months ended December 31, 2007.

         The Company is subject to income tax examinations for U.S. Federal income taxes and state income taxes from fiscal 2005 forward. As of December 31, 2007, the Company is not undergoing any U.S. Federal or state tax audits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2008.

         There was no current income tax expense for the three and nine months ended December 31, 2007 and 2006 because net operating loss carry-forwards were utilized to eliminate taxable income and the payment of any federal income tax.

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

         There were stock options and stock awards representing 3,832,464 shares outstanding under the Plan at December 31, 2007. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of 10 years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

         The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model approach. The Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service periods of the grants, which are generally the vesting periods. The expected term of the options granted represents the period of time that they are outstanding. Management estimated the expected term of the options granted based on the period of time the options will be outstanding. Management has determined that there were no meaningful differences in option exercise activity based on the demographics tested. The Company estimates the volatility of its options at the date of grant based on the historic volatility of its common stock for the period of time that is commensurate to the options' expected life. The Company bases the risk-free interest rate that it uses in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury bond issues with equivalent remaining terms. The Company has never paid a cash dividend on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those grants that are expected to vest.

         In accordance with SFAS 123R, the Company recognized $41,000 and $136,000, net of taxes, of compensation expense related to the vesting of the stock options and vesting of stock grants in the three and nine months ended December 31, 2007, respectively. The Company recognized $33,000 and $106,000, net of taxes of compensation expense related to the vesting of the stock options and vesting of stock grants in the three and nine months ended December 31, 2006, respectively. The following table summarizes stock-based compensation expense related to the vesting of employee stock options and vesting of employee stock grants under SFAS 123R for the three and nine months ended December 31, 2007 and 2006, which was allocated as follows (in thousands except per share amounts):

                                                                              THREE        THREE          NINE          NINE
                                                                             MONTHS       MONTHS        MONTHS        MONTHS
                                                                             ENDED         ENDED         ENDED        ENDED
                                                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                              2007          2006          2007          2006
                                                                              ----          ----          ----          ----
 Stock-based compensation expense from stock options included:
   Cost of sales ....................................................         $  5          $  3          $ 13          $  8
   Research and development .........................................            8             3            16             7
   Sales and marketing ..............................................           11            11            38            28
   General and administrative .......................................            7             6            39            33
                                                                              ----          ----          ----          ----
          Total .....................................................           31            23           106            76
 Stock-based compensation expense from stock grants included: general
   and administrative costs .........................................           10            10            30            30
                                                                              ----          ----          ----          ----
 Total stock-based expense included in income from operations .......           41            33           136           106
 Tax benefit ........................................................           --            --            --            --
                                                                              ----          ----          ----          ----

 Total stock-based compensation expense, net of tax .................         $ 41          $ 33          $136          $106

 Decrease in basic earnings per share ...............................         $ --          $ --          $ --          $ --
 Decrease in diluted earnings per share .............................         $ --          $ --          $ --          $ --

        As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2007 and 2006 is based on options ultimately expected to vest, it has been reduced for expected forfeitures.

        The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted average fair value of employee stock options granted during the nine months ended December 31, 2007 and 2006 was $0.48 per share and $0.38 per share, respectively, using the following weighted-average assumptions:

                                                                        NINE MONTHS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                           2007                2006
                                                                    ------------------- -------------------
          Risk free interest rate                                      3.3% - 5.0%         4.43% - 5.11%
          Dividend yield                                                    0%                  0%
          Volatility factors of the expected market price of the
             Company's common stock                                     90% - 102%          97% - 109%
          Weighted-average expected life of options                    5 - 10 years          10 years

         Stock options activity for the nine months ended December 31, 2007 was as follows:

                                                                                           WEIGHTED
                                                                                           AVERAGE
                                                                        WEIGHTED          CONTRACTUAL        AGGREGATE
                                                  SHARES SUBJECT         AVERAGE              LIFE        INTRINSIC VALUE
                                                    TO OPTIONS        EXERCISE PRICE       (IN YEARS)      (IN THOUSANDS)
                                                 ------------------ ------------------- ----------------- -----------------
Options outstanding at April 1, 2007...........          3,138,552        $0.98
   Options granted.............................            664,875        $0.61
   Options exercised...........................            (58,385)       $0.39
   Options forfeited...........................           (131,461)       $0.50
   Options expired.............................                           $0.76
                                                          (231,117)
                                                         ----------
Options outstanding at December 31, 2007.......          3,382,464        $0.96               6.01               $ 197
                                                         ----------
Options exercisable at December 31, 2007.......          2,430,943        $1.12               4.77               $ 142
                                                         ----------

         The aggregate intrinsic value in the table above represents total pretax intrinsic value (the difference between the Company's closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company's common stock. During the nine months ended December 31, 2007, 58,385 options were exercised by employees of the Company. The Company issues new shares of common stock upon the exercise of stock options. At December 31, 2007, 1,408,513 shares were available for future grants under The Plan. At December 31, 2007, the Company had approximately $257,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options under The Plan that will be recognized over the weighted average period of 2.7 years.

         The following table summarizes information about stock options outstanding at December 31, 2007:


                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                        --------------------------------------------------------  ----------------------------
                                         WEIGHTED                                                  WEIGHTED
                                         AVERAGE          WEIGHTED AVERAGE                         AVERAGE
                          NUMBER OF      EXERCISE      REMAINING CONTRACTUAL       NUMBER OF       EXERCISE
                           SHARES         PRICE             LIFE (YEARS)             SHARES         PRICE
                        -------------- ------------- ---------------------------  -------------  -------------
$   0.24   -$   0.36          329,833    $ 0.25                  7.7                 244,017       $  0.25
$   0.39   -$   0.58        1,353,908    $ 0.47                  5.8               1,105,060       $  0.48
$   0.59   -$   0.89        1,016,625    $ 0.64                  8.4                 399,768       $  0.66
$   0.92   -$   1.38          102,125    $ 1.02                  5.6                 102,125       $  1.02
$   1.94   -$   2.91          490,000    $ 2.18                  1.5                 490,000       $  2.18
$   6.13   -$   9.19           89,973    $ 7.71                  0.7                  89,973       $  7.71
                        --------------                                             ----------
                            3,382,464                                              2,430,943
                        ==============                                             ==========

WARRANTS


         The following table summarizes information about warrants outstanding at December 31, 2007:

                                         WARRANTS OUTSTANDING                      WARRANTS EXERCISABLE
                          ---------------------------------------------------  ------------------------------
                                          WEIGHTED                                               WEIGHTED
                                           AVERAGE       WEIGHTED AVERAGE                         AVERAGE
                            NUMBER OF     EXERCISE    REMAINING CONTRACTUAL      NUMBER OF       EXERCISE
                             SHARES         PRICE          LIFE (YEARS)            SHARES          PRICE
                          -------------- ------------ -----------------------  --------------- --------------
   $   0.32 - $   0.32           50,000   $  0.32             1.2                  50,000         $  0.32
   $   0.40  -$   0.40           50,000   $  0.40             1.2                  50,000         $  0.40
   $   0.42  -$   0.42          543,182   $  0.42             3.4                 543,182         $  0.42
   $   0.44  -$   0.44          132,972   $  0.44             2.7                 132,972         $  0.44
   $   0.50  -$   0.50          700,000   $  0.50              .8                 700,000         $  0.50
   $   0.55  -$   0.55           50,000   $  0.55             1.2                  50,000         $  0.55
   $   0.66  -$   0.66          150,000   $  0.66             2.1                 150,000         $  0.66
   $   1.50  -$   1.50          171,510   $  1.50             3.1                 171,510         $  1.50
                              ----------                                      -----------
                              1,847,664                                        1,847,664
                              ==========                                      ===========

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

         On July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to an agent of the Company in connection with a reseller agreement effective June 30, 2006. The warrant expires on July 1, 2011. The warrant is subject to vesting provisions based on net collected revenue targets achieved through the agent and certain value added resellers over a five year period. As of December 31, 2007, none of the revenue targets had been achieved. Therefore, no expense was recorded in the nine months ended December 31, 2007. In accordance with EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES, the Company recorded a prepaid asset and corresponding additional paid-in capital of $347,000 as the fair value of the 1,000,000 shares at December 31, 2007 using the Black-Scholes pricing model.

9.       COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 13 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2007. During the nine-month period ended December 31, 2007, the following occurred with respect to certain of the Company's commitments and contingencies:

LEASE COMMITMENTS

         The Company used operating and capital leases to finance property and equipment acquisitions. Currently, the Company has capital leases for office furniture, computer hardware and software ranging in terms from 3 to 5 years. The capital leases bear interest at varying rates ranging from 10.0% to 14.0% and require monthly payments. The Company's operating leases primarily consist of premise leases for the Phoenix, New York and Utah locations.

         Assets recorded under capital leases, at December 31, 2007, consisted of the following (IN THOUSANDS):

         Cost .........................          $ 452
         Less: accumulated amortization           (100)
                                                 -----
         Total ........................          $ 352
                                                 =====

         Future minimum lease payments under capital leases and non-cancelable operating leases with initial or remaining terms of one or more years consisted of the following at December 31, 2007 (IN THOUSANDS):


                                                           CAPITAL         OPERATING
                                                           -------         ---------
         2008 ....................................          $  158           $  559
         2009 ....................................             158              377
         2010 ....................................             101              363
         2011 ....................................              42              364
         2012 ....................................              27               61
         Thereafter ..............................              --               --
                                                            ------           ------
         Total minimum obligations ...............             486           $1,724
                                                                             ======
         Less: amount representing interest ......             (82)
                                                            ------
         Present value of minimum obligations ....             404
         Less: current portion ...................            (117)
                                                            ------
         Long-term obligation at December 31, 2007          $  287
                                                            ======

         The Company's lease on its Phoenix, Arizona location expires on February 28, 2012. The Phoenix lease requires a monthly rent and operating expense of approximately $25,000. The Company's lease on its New York location expires on June 30, 2009 and requires a monthly rent and operating expenses of approximately $4,000. The lease related to the Utah location expires on December 31, 2008 and requires a monthly rent and operating expenses of approximately $8,000.

SUBCONTRACTOR AGREEMENT

         The Company has an agreement with its custom content subcontractor, Interactive Alchemy, which provides for the provision of custom content services to the Company's customers. The subcontractor agreement has a non-cancelable two-year term and expires on May 1, 2008. Under the agreement, its subcontractor provides custom content development services to the Company in exchange for a fixed percentage of the Company's custom content revenue. The amount to be paid under the agreement is limited to a cap of $450,000 in Fiscal 2008. On September 28, 2007, the agreement was modified in order to further clarify the rights and obligations between the Company and its subcontractor at the end of the agreement. To facilitate the subcontractor's possible assignment of the agreement to a new subcontractor, the Company and the subcontractor amended the agreement to eliminate a royalty fee that had been paid by subcontractor to the Company and reduce the amount retained by the Company, as well as, release the contractor from certain non-competition covenants that would have remained effective at the end of the agreement. The Company records gross custom content revenue for its customers with a corresponding fixed percentage commission due to its subcontractor as a cost of sale.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Dr. Powers, Mr. Dunn, and Mr. Moulton. All are officers, and Dr. Powers is also Chairman of the Board of Directors. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all of the Company's compensation plans. Each agreement establishes a base annual salary and provides the eligibility for an annual award of bonuses based on the management incentive compensation plan (as adopted and amended by the Compensation Committee of the Board of Directors from year to year), and is subject to the right of the Company to terminate their respective employment at any time without cause. Dr. Powers' and Mr. Dunn's employment agreements provide for continuous employment for a one-year term that renews automatically unless otherwise terminated. Mr. Dunn's employment agreement permits Mr. Dunn to work outside the corporate offices, and Mr. Dunn relocated to Houston in June of 2005. Mr. Moulton's agreement provides for continuous employment for a two-year term. Under each of the employment agreements, if the Company terminates the employee's employment without cause (as therein defined), Dr. Powers, Mr. Dunn, and Mr. Moulton will be entitled to a payment equal to 12 months' salary. Additionally, Dr. Powers' and Mr. Dunn's employment agreements provide for a severance payment equal to one (1) year's compensation in the event of termination of employment following a "change in control" of the Company (as defined therein) except that should Mr. Dunn obtain employment with the successor organization in a comparable position, then the Company shall not be responsible for the severance payment. Each of the foregoing agreements also contains a covenant limiting competition with iLinc for one year following termination of employment except for Mr. Moulton's which limits competition with iLinc for nine months following termination. The aggregate potential payment under such agreements would be $900,000 as of December 31, 2007.

10.    DISCONTINUED OPERATIONS

         Effective January 1, 2004, the Company discontinued its legacy practice management services segment. In accordance with SFAS 144 ACCOUNTING FOR IMPAIRMENT ON DISPOSAL OF LONG-LIVED ASSETS, the Company has restated its historical results to reflect this segment as a discontinued operation. For the three and nine months ended December 31, 2007, the Company had no income or loss from discontinued operations. For the three and nine months ended December 31, 2006, the Company had net (loss) income from discontinued operations of $0 and $10,000, respectively.

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

         COMPANY OVERVIEW

         We sell our software solutions to large, medium and small-sized corporations inside and outside of the Fortune 1000. We market our products using a direct sales force and an indirect distribution channel consisting of agents, distributors, value added resellers and OEM partners. We allow our customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in license structures. Our revenues are a mixture of high margin perpetual and subscription licenses of software, monthly recurring revenues from subscription licenses, as well as annual maintenance, hosting and support agreements, audio conferencing services and other products and services.

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

         In addition to the Web conferencing and audio conferencing products and services, we offer custom content development services through a subcontractor relationship. This service is a small portion of our overall revenue base and will likely phase out as an offered service in fiscal 2009. We also offer an off-the-shelf online library of content that includes an online mini-MBA program co-developed with the Tuck School of Business at Dartmouth College.

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

AUDIO CONFERENCING

         We also deliver comprehensive audio conferencing solutions that help businesses provide virtual meetings, corporate events, distance learning programs and daily conference calls. Our audio conferencing offering includes a wide array of services and products that include reservationless audio conferencing with pre-established calling accounts for each user who may participate in conference calls with no advance notice, 24/7; operator assisted conference calls with operator hosting, monitoring and coordination of the call; and, high-quality event services that include invitation and user management, scripting, presentation preparation, post show distribution and dedicated operator assistance from iLinc and its providers. Customers may purchase our audio conferencing products and services without an annual contract commitment on a monthly recurring usage basis, and often subscribe for a fixed per-minute rate.

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

         We have formed relationships with organizations that market and sell our products and services through their sales distribution channels. The relationships can be categorized into those that act as agents which sell on our behalf and value added resellers (VAR's) that actively sell our products and provide product support typically to their own existing customer base. As of December 31, 2007, we had over 20 organizations selling our products providing indirect sales in the United States and in countries outside the United States, including Canada, the United Kingdom, The Netherlands, Germany, Mexico, and Japan. Our value added resellers execute agreements to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the VAR licenses the product from us and resells the product to its customers. Under those VAR agreements, we record only the amount paid to us by the VAR as revenue and recognize revenue when all revenue recognition criteria have been met.

PERFORMANCE MEASURES AND INDICATORS

         In evaluating our operating performance on a quarterly and annual basis, we consider levels of revenues, gross profit, operating income and net income to be important indicators. Over the past three fiscal years, we have succeeded in increasing revenues while managing cost of revenues and operating expenses.

         In evaluating our liquidity, we evaluate levels of current assets, current liabilities and accounts receivable, aging of accounts receivable and maturities of debt and obligations under long term leases. Our current assets, including accounts receivable, at December 31, 2007 were approximately $411,000 lower than current assets at March 31, 2007. Our combined cash and cash equivalents and certificate of deposit balance decreased by $108,000. Accounts receivable decreased by $115,000. Prepaid and other current assets decreased by $174,000 due in part to the timing of annual contracts that were prepaid in addition to a decrease in the valuation of a warrant to one of our agents that is based on meeting specific sales targets. Our current liabilities at December 31, 2007 were approximately $133,000 higher than our level of current liabilities at March 31, 2007, with $89,000 of the increase related to an increase in deferred revenue. Accounts payable increased $101,000, which is consistent with the increase in operating expenses for the nine months ending December 31, 2007. Accrued liabilities decreased $81,000, primarily as accounts payable to third party providers and subcontractors were paid. As a result, we decreased working capital to $368,000 at December 31, 2007 compared to working capital of $912,000 at March 31, 2007. Our accounts receivable, net of allowance for doubtful accounts, were $2.4 million and $2.5 million at December 31, 2007 and March 31, 2007, respectively. As indicated below, in the table under the caption "Contractual Obligations" at December 31, 2007 long term debt due in less than one year, capital lease obligations due in less than one year, interest expense for the coming year and operating lease obligations for the coming year aggregated $95,000, $117,000, $1.0 million and $559,000 respectively. Over the next year, we anticipate that cash flow from operations should be sufficient to allow us to meet these obligations without raising additional capital.

         As indicators of future financial performance, we monitor and evaluate non-financial measures, such as number of seats sold, average sales price per transaction, average sales cycle, quota achievement by the direct sales staff, the number of transactions, the percentage each product sold contributes to total revenue, the percentage sold to new versus existing customers, and the trends indicated by these factors.

         External factors that our management considers in analyzing our performance include projected growth rates for our industry, rates of penetration of use of our product categories in the corporate sector and telecommunications growth and rate structures. We consider these factors important since they permit us to better project capital needs and growth trends that support our assertions of profitability and cash flow. Analysis of these trends indicates that we are having moderate success from our direct sales staff concerning the sale of perpetual license seat, but more recently failed to achieve sales projected for the December quarter due to the deferral of several large transactions. We are having more success achieving sales of subscription license agreements, a trend we expect to continue to foster as markets change and capital budgets tighten. We believe that continued direct sales success as well as increase sales by our indirect sales channel will likely to translate into increasing revenue in fiscal 2008. As we further implement cost reductions in the form of headcount reductions and overhead management, we expect to derive an increasing bottom line that should become more consistent with historical patterns. We expect overhead to be reduced as compared to the first three quarters, and more consistent with the levels achieved in Fiscal 2007, except for incremental increases in sales and marketing costs associated and in proportion to revenue growth. We see increasing demand for Web conferencing usage in the business, education and government sectors alike, and we expect these trends to continue over the next three years.

         The following table shows certain items from our income statement as a percentage of total revenue:


                                                   THREE MONTHS    THREE MONTHS       NINE MONTHS           NINE MONTHS
                                                       ENDED           ENDED             ENDED                 ENDED
                                               DECEMBER 31, 2007  DECEMBER 31, 2006   DECEMBER 31, 2007   DECEMBER 31, 2006
                                               -----------------------------------------------------------------------------
 Revenues ...............................                    %                   %                  %                    %
    Software licenses ...................     $    659       20   $  1,105       30   $  3,029      27    $  3,255       30
    Subscription licenses ...............          752       22        488       13      2,140      19       1,515       14
    Audio services ......................        1,230       37      1,343       37      4,153      36       3,925       37
    Maintenance and professional services          724       21        715       20      2,071      18       2,012       19
                                               -----------------------------------------------------------------------------
       Total revenues ...................        3,365      100      3,651      100     11,393     100      10,707      100
                                               -----------------------------------------------------------------------------

 Cost of revenues
    Software licenses ...................           58        2         51        1        125       1         132        1
    Subscription licenses ...............           84        2         77        2        284       3         227        2
    Audio services ......................          803       24        807       23      2,593      23       2,500       23
    Maintenance and professional services          201        6        310        8        593       5         710        7
    Amortization of technology ..........           53        2         68        2        150       1         202        2
                                               -----------------------------------------------------------------------------
       Total cost of revenues ...........        1,199       36      1,313       36      3,745      33       3,771       35
                                               -----------------------------------------------------------------------------

 Gross profit
    Software License ....................          601       18      1,054       29      2,904      25       3,123       29
    Subscription licenses ...............          668       20        411       11      1,856      16       1,288       12
    Audio services ......................          427       13        536       15      1,560      14       1,425       14
    Maintenance and professional services          523       15        405       11      1,478      13       1,302       12
    Amortization of technology ..........          (53)      (2)       (68)      (2)      (150)     (1)       (202)      (2)
                                               -----------------------------------------------------------------------------
       Total gross profit ...............        2,166       64      2,338       64      7,648      67       6,936       65
                                               -----------------------------------------------------------------------------

 Operating expenses
    Research and development ............          645       19        307        9      1,596      14         905        8
    Sales and marketing .................        1,049       31        924       25      3,671      32       2,538       24
    General and administrative ..........          688       20        588       16      1,999      18       1,884       18
                                               -----------------------------------------------------------------------------
      Total operating expenses ..........        2,382       70      1,819       50      7,266      64       5,327       50
                                               -----------------------------------------------------------------------------
 (Loss)/income from operations ..........     $   (216)      (6)  $    519       14   $    382       3    $  1,609       15
                                               -----------------------------------------------------------------------------

RESULTS OF OPERATIONS

         The operations of our company involve many risks, which, even through a combination of experience, knowledge, and careful evaluation, may not be overcome. Please read also the section entitled "Risk Factors."

REVENUES

         Total revenues generated from continuing operations for the three months ended December 31, 2007 and 2006 were $3.4 million and $3.7million, respectively, a decrease of $286,000 or 8%. Software license revenues decreased $446,000 or 40% from $1.1 million in the three months ended December 31, 2006 to $659,000 in the three months ended December 31, 2007. The decrease was the result of a decrease in both direct sales and indirect sales by partners, but not as a result of a change in market conditions. Subscription licenses increased $264,000 or 54% from $488,000 in the quarter ended December 31, 2006 to $752,000 in the quarter ended December 31, 2007, as the result of increased subscriptions of $217,000 and an increase in hosting revenues of $47,000, which are driven by increases in license sales year on year and sustaining the customer base. Audio services revenue decreased by $113,000, or 8% from $1.3 million in the quarter ended December 31, 2006 to $1.2 million in the quarter ending December 31, 2007. We expect audio conferencing revenue to rise and this smaller than anticipated increase was due mostly to the customer audio usage mix. Maintenance and professional services revenues increased slightly by $9,000 or 1% from $715,000 in the three months ended December 31, 2006 to $724,000 in the three months ended December 31, 2007, as the result of an increase in maintenance fees of $121,000 from renewals as the customer base continues to grow. The increases were partially offset by a decrease in our custom content revenues of $147,000. Declines in custom content revenue are a part of our transition from this legacy business, and will not be a meaningful component of revenue. For the three months ended December 31, 2007, software license revenues were 20% of total revenues, subscription licenses were 22% of total revenues, audio services revenues were 37% of total revenues and maintenance and professional services revenues were 21% of total revenues, as compared to 30%, 13%, 37% and 20%, respectively, for the three months ended December 31, 2006.

         Total revenues generated from continuing operations for the nine months ended December 31, 2007 and 2006 were $11.4 million and $10.7 million, respectively, an increase of $686,000 or 6%. Software license revenues decreased $226,000 or 7% from $3.3 million in the nine months ended December 31, 2006 to $3.0 million in the nine months ended December 31, 2007. The decrease was the result of decreases of direct sales of $248,000 and off the shelf courseware of $134,000, which were partially offset by an increase in partner sales of $156,000. Subscription license revenues increased by $625,000, or 41% from $1.5 million in the nine months ended December 31, 2006 to $2.1 million in the nine months ended December 31, 2007 as a result of increased subscription sales of $495,000 and increased hosting revenues of $130,000. Audio services revenues increased $228,000 or 6% from $3.9 million in the nine months ended December 31, 2006 to $4.2 million in the nine months ended December 31, 2007, as the result of increased audio per minute. Maintenance and professional services revenues increased by $59,000 or 3% from $2.0 million in the nine months ended December 31, 2006 to $2.1 million in the nine months ended December 31, 2007, as the result of an increase in maintenance fees of $278,000 from renewals as the customer base continues to grow. The increases were partially offset by a decrease in our custom content revenues of $241,000. For the nine months ended December 31, 2007, software license revenues were 27% of total revenues, subscription licenses were 19% of total revenues, audio services revenues were 36% of total revenues and maintenance and professional services revenues were 18% of total revenues, as compared to 30%, 14%, 37% and 19%, respectively, for the nine months ended December 31, 2006. We expect software license revenues and indirect subscription license revenue to become a larger percentage of total revenues as total revenues increase given our focus on the Web conferencing aspect of our business.

COST OF REVENUES

         Cost of software license revenues is driven by royalty fees paid on certain off-the-shelf products, if any. Cost of software license revenues for the three months ended December 31, 2007 and 2006 were $58,000 and $51,000, respectively, an increase of $7,000 or 14%.

         Cost of software license revenues for the nine months ended December 31, 2007 and 2006 were $125,000 and $132,000, respectively, a decrease of $7,000 or 5%. We expect the cost of software license revenues to remain a very small percentage of total license revenue given the very high margin nature of our software sales.

         Cost of subscription licenses includes allocable expenses resulting from the delivery of our subscription and hosted Web conferencing services, primarily consisting of salaries, network costs and allocable expenses of facilities, technical support costs for support services and depreciation and amortization expense related to our subscription services. Cost of subscription licenses for the three months ended December 31, 2007 and 2006 were $84,000 and $77,000, respectively, an increase of $7,000 or 9%.

         Cost of subscription licenses for the nine months ended December 31, 2007 and 2006 were $284,000 and $227,000, respectively, an increase of $57,000 or 25%. The increase related primarily to increased salary costs of $14,000 and network costs of $30,000.

         When reviewing our cost of audio services revenue, we use a fully allocated overhead method that includes an allocation of salaries and allocable expenses associated with the delivery of our audio conferencing services. Expenses related to our audio conferencing services that are accrued as cost of revenues include salaries and allocable expenses of our telephone operators, allocated facilities costs, allocated technical support costs for support services, together with all direct telecommunication expenses for long distance and local dial tone connectivity, and finally allocable depreciation and amortization expense related to our audio conferencing assets. Cost of audio services for the three months ended December 31, 2007 and 2006 were $803,000 and $807,000, respectively, a decrease of $4,000 or less than 1%. In July, 2007, we began outsourcing a portion of our audio conferencing services in order to gain access to a larger bridge base and expand our international and 24x7 capabilities. This change caused an increase in telecommunications costs that is commensurate with a reduction in employee expense associated with reduced headcount in our audio division.

         Cost of audio services for the nine months ended December 31, 2007 and 2006 were $2.6 million and $2.5 million, respectively, an increase of $93,000 or 4%. The increase was primarily a result of an increase in telecommunications costs of $215,000, which was partially offset by a decrease in depreciation expense of $104,000 as a result of the complete depreciation in May 2006 of certain audio conferencing and computer equipment. Overall, we expect the dollar cost of audio conferencing services to rise as audio conferencing revenues rise, but at the same rate.

         Cost of maintenance and professional services revenue includes an allocation of technical support personnel and facilities costs allocable to those services revenues consisting primarily of a portion of our facilities costs, communications and depreciation expenses. However, by far the largest and most variable component of the cost of maintenance and professional services arises from the amount due to our third-party subcontractor which is a fixed proportion of the custom content revenue earned. The cost of maintenance and professional services for the three months ended December 31, 2007 and 2006 was $201,000 and $310,000, respectively, a decrease of $109,000 or 35%. Cost of maintenance was slightly higher as maintenance revenues continue to increase period over period. The increase in cost of maintenance was offset by the decrease in cost of sales related to custom content revenue, which is consistent with the decrease in those revenues for the period.

         The cost of maintenance and professional services for the nine months ended December 31, 2007 and 2006 was $593,000 and $710,000, respectively, a decrease of $117,000 or 16%. Cost of maintenance was slightly higher as maintenance revenues continue to increase period over period. The increase in cost of maintenance was offset by the decrease in cost of sales related to custom content revenue, which is consistent with the decrease in those revenues for the period. Cost of maintenance and professional services revenue was approximately 5% of total revenues in the nine months ended December 31, 2007 and 7% in the nine months ended December 31, 2006. We expect that the increase in cost of maintenance and professional services revenue will vary proportionately and directly with the amount of professional services revenue earned in a quarter.

         Amortization of technology consists of amortization of acquired software technology and other assets acquired in the Mentergy, Glyphics and Quisic acquisitions. In addition, it includes amortization of capitalized software development costs. Amortization of technology for the three months ended December 31, 2007 and 2006 was $53,000 and $68,000, respectively, a decrease of $15,000 which is related to the full amortization in May 2007 of the software technology from the Glyphics acquisition. The decrease related to the full amortization of the Glyphics software is partially offset by amortization of capitalized software development costs of $17,500 per month, or $52,500 per quarter. We began amortizing the capitalized software development costs in July 2007.

         Amortization of technology for the nine months ended December 31, 2007 and 2006 was $150,000 and $202,000, respectively, a decrease of $52,000 which is related to the full amortization in May 2007 of the software technology from the Glyphics acquisition.

GROSS PROFIT

         As a result of the foregoing, our gross profit (total revenues less total cost of revenues) decreased from $2.3 million for the three months ended December 31, 2006 to $2.2 million for the three months ended December 31, 2007, a decrease of $172,000 or 7%. For the nine months ended December 31, 2007 gross profit was $7.6 million, an increase of $712,000 or 10% from the gross profit of $6.9 million for the nine months ended December 31, 2006. We expect to see gross profit increase as revenues increase in dollar amount and as a percentage as revenues rise since most of the cost of sales are either fixed (amortization) or are associated only with audio conferencing and custom-content revenue.

OPERATING EXPENSES

         Total operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses. We incurred operating expenses of $2.4 million in the three months ended December 31, 2007, an increase of $563,000 or 31% from $1.8 million in the three months ended December 31, 2006. This increase is due to increases in research and development expense of $338,000, in sales and marketing expenses of $125,000 and in general and administrative expenses of $100,000.

         We incurred operating expenses of $7.3 million in the nine months ended December 31, 2007, an increase of $1.9 million or 36% from $5.3 million in the nine months ended December 31, 2006. This increase is due to increases in research and development expense of $691,000, in sales and marketing expenses of $1.1 million and in general and administrative expenses of $115,000.

         Research and development expenses represent expenses incurred in connection with the continued development and enhancement of our software products and new versions of our software. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocations and allocated depreciation and amortization expense. Research and development expenses for the three months ended December 31, 2007 and 2006 were $645,000 and $307,000, respectively, an increase of $338,000 or 110%. During the first quarter of fiscal 2007, we began capitalizing identified direct expenses associated with a specific software development upon achieving technological feasibility for version 9 of our Web conferencing software in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We continued to capitalize those direct costs through June 2007 when the new software product was released for distribution and sale to our customers. We began amortizing these software development costs over a three year period beginning in July 2007. As a result, salaries and benefits expenses increased by $247,000 as the salary and benefit costs related to the 9 project were no longer being capitalized. An increase in headcount to support our investment in innovation during the second and third quarters of fiscal 2008 also contributed to the increase in salaries and benefits. Office expense also increased by $45,000 as a result of an annual quality assurance service contract accounted for as a prepaid asset that began to be amortized in the fourth quarter of fiscal 2007, as well as other new annual subscription software contracts during the period.

         Research and development expenses for the nine months ended December 31, 2007 and 2006 were $1.6 million and $905,000, respectively, an increase of $691,000 or 76%. As a result of the conclusion of the version 9 project as described above and due to increased headcount, salaries and benefits expenses increased by $436,000. Office expense also increased by $169,000 as a result of an annual quality assurance service contract accounted for as a prepaid asset that began to be amortized in the fourth quarter of fiscal 2007, as well as other new annual subscription software contracts during the period. Taking into account the release of version 9 in June and thus the completion of capitalizing those particular software development costs and the increase in expense anticipated from amortization of those costs in fiscal 2008, accompanied by an increase in salary and benefit expense since a portion of that expense had been capitalized in fiscal 2007, we expect cost of sales and research and development costs to increase in fiscal 2008.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising and other marketing expenses. Sales and marketing expenses were $1.0 million and $924,000 for the three months ended December 31, 2007 and 2006, respectively, an increase of $125,000 or 14%. The increase was a result of planned increases in salaries expense of $165,000 associated with increased headcount and compensation structure, in professional services of $23,000, in indirect commissions and rebates of $18,000 and in travel expenses of $25,000. The increases were partially offset by a decrease in advertising and marketing expenses of $129,000 due to credits being issued by a lead generation source that had overcharged us during the second quarter ending September 30, 2007.

         Sales and marketing expenses were $3.7 million and $2.5 million for the nine months ended December 31, 2007 and 2006, respectively, an increase of $1.1 million or 45%. The increase was a result of planned increases in expenses in advertising and marketing of $206,000 related to lead generation and marketing campaigns, in salaries expense of $585,000 associated with increased headcount and compensation structure, in professional services of $108,000 and in indirect commissions and rebates of $170,000. We expect sales and marketing expenses to increase in amount as revenues increase, but expect the percentage of sales and marketing expenses incurred in relation to total revenue to remain consistent.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing activities, with the bulk of those general and administrative expenses comprised of salaries, rent and the costs directly associated with being a public company, including accounting costs, legal costs and fees. During the three months ended December 31, 2007 and 2006, general and administrative expenses from continuing operations were $688,000 and $588,000, respectively, an increase of $100,000 or 17%. The increase was a result of increased salaries and benefits of $12,000, increased professional services of $12,000, increased accounting fees of $29,000, increased legal fees of $11,000, increased board and investor relations of $37,000, increased office expense of $13,000 and an increase in bad debt expense of $19,000.

         During the nine months ended December 31, 2007 and 2006, general and administrative expenses from continuing operations were $2.0 million and $1.9 million, respectively, an increase of $115,000 or 6%. The increase is a result of increased office expenses of $81,000 resulting from investments in annual software subscriptions for a new accounting general ledger package, an equity administration package and a human resources package, originally recorded as prepaid assets and amortized to office expense, as well as increased board and investor relations fees of $57,000, increased salaries and benefits of $30,000, increased professional services of $29,000 and increased legal fees of $23,000. The increase was partially offset by a decrease in other taxes of $24,000, a decrease in bad debt expense of $33,000, and a decrease in insurance expense of $46,000.

INCOME FROM OPERATIONS

         For the three months ended December 31, 2007, we reported a loss from operations of $216,000 as compared to income from operations of $519,000 for the three months ended December 31, 2006, a decrease of $735,000, or 142%. For the nine months ended December 31, 2007, we reported income from operations of $382,000 as compared to income from operations of $1.6 million for the nine months ended December 31, 2006, a decrease of $1.2 million, or 76%. We expect to increase earnings from operations in fiscal 2008 by increasing revenues at a faster rate than our increases in expenses.

INTEREST EXPENSE

         Interest expense from continuing operations paid on outstanding debt instruments for the three months ended December 31, 2007 and December 31, 2006 was $261,000 and $244,000, respectively, an increase of $17,000 or 7%. This increase resulted from an increase in the interest rate payable on our Senior Notes due 2010 ("Senior Notes") from 10% to 12% beginning in January 2007. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for the three months ended December 31, 2007 and December 31, 2006 was $81,000 and $150,000, respectively, a decrease of $69,000 or 46%. This decrease resulted from an acceleration of the beneficial conversion feature in the third quarter of fiscal 2007 based on the extension of the Senior Notes being accounted for as a debt extinguishment.

         Interest expense from continuing operations paid on outstanding debt instruments for the nine months ended December 31, 2007 and December 31, 2006 was $794,000 and $741,000, respectively, an increase of $53,000 or 7%. This increase resulted from an increase in the interest rate payable on our senior unsecured notes due 2010 from 10% to 12% beginning in January 2007. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for the nine months ended December 31, 2007 and December 31, 2006 was $243,000 and $451,000, respectively, a decrease of $208,000 or 46%. This decrease resulted from an acceleration of the beneficial conversion feature in the third quarter of fiscal 2007 based on the extension of the Senior Notes being accounted for as a debt extinguishment.

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

       INCOME TAX EXPENSE

         We recorded tax expense of $21,000 and $64,000 for the three and nine months ended December 31, 2007, respectively. The expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill recognized on the Company's purchase of Quisic and LearnLinc in prior periods. We have recorded a valuation allowance for our deferred tax assets due to the lack of profitable operating history. We will continue to analyze the deferred tax asset and the valuation allowance associated with that deferred tax asset should we return to profitability. In the event that we determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made that we have met the more likely than not threshold for such recognition.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have generated cash from capital raising activities and from cash flow from operations to fund our operations. In June 2006 we raised $2.0 million of gross proceeds in a private placement of our common stock. At December 31, 2007, we had a working capital surplus of $368,000 compared to a working capital surplus of $912,000 at March 31, 2007. The decrease in working capital is a result of decreased sales in the quarter and related accounts receivable in addition to a decrease in cash as we continue to service our payables and debt. With a combination of increased sales and cost containment in the fourth quarter of fiscal 2008, our goal is to increase our working capital. Total current assets were $4.5 million at December 31, 2007 compared to $4.9 million at March 31, 2007. The decrease in total current assets was due to a decrease of approximately $136,000 in our certificate of deposit, a decrease of $115,000 in accounts receivable which resulted from decreased levels of sales and a decrease in prepaid and other current assets of $174,000 due in part to the timing of annual contracts that were prepaid in addition to a decrease in the valuation of a warrant to one of our agents that is based on meeting specific sales targets. In addition, cash and cash equivalents increased slightly by $28,000. Our accounts receivable, net of allowance for doubtful accounts were $2.4 million and $2.5 million at December 31, 2007 and March 31, 2007, respectively. The decrease in receivables is consistent with a decrease in revenues quarter on quarter. The aging and assessed collectability of receivables has remained consistent at December 31, 2007 when compared to March 31, 2007. Total current liabilities were $4.1 million at December 31, 2007 compared to $4.0 million at March 31, 2007. Contributing to the increase in current liabilities was an $89,000 increase in deferred revenue from $1.5 million at March 31, 2007 to $1.6 million at December 31, 2007 as the result of increased license sales and renewals based on sustaining our customer base. Accounts payable trade increased by $101,000 from $1.2 million at March 31, 2007 to $1.3 million at December 31, 2007, which is consistent with the increase in operating expenses for the period and the timing of payment of those expenses. Accrued liabilities decreased by $81,000 from $1.1 million at March 31, 2007 to $1.0 million at December 31, 2007, primarily as a result of amounts payable to third party providers and subcontractors decreasing by $81,000. In addition, accrued sales tax decreased by $59,000 as a result of interest on taxes paid in the three months ending December 31, 2007 and accrued interest decreased slightly by $22,000. These decreases were partially offset by an increase in accrued salaries and benefits of $86,000 resulting from increased headcount at December 31, 2007 as compared to March 31, 2007.

CONTRACTUAL OBLIGATIONS

         The following schedule details all of our indebtedness and the required payments related to such obligations at December 31, 2007 (IN THOUSANDS):

                                                 DUE IN                                  DUE IN YEARS
                                                LESS THAN     DUE IN      DUE IN YEAR      FOUR AND       DUE AFTER
                                   TOTAL        ONE YEAR     YEAR TWO        THREE           FIVE        FIVE YEARS
                               --------------------------------------------------------------------------------------
Long term debt*...............  $    8,441     $       95   $       77    $    3,046    $     5,223     $         --
Capital lease obligations*....         404            117          132            91             64               --
Interest expense..............       3,648          1,034        1,011           827            776               --
Operating lease obligations...       1,724            559          377           363            425               --
Base salary commitments
   under employment
   agreements.................         897            482          415            --             --               --
Other.........................          10             10           --            --             --               --
                               --------------------------------------------------------------------------------------
Total contractual obligations.  $   15,124     $    2,297  $     2,012   $     4,327    $     6,488     $         --
                               ======================================================================================

         *Excludes interest.

         We plan to continue to focus on managing overhead while increasing revenue in an effort to return to modest profitability (or modest loss) and importantly sustain positive cash flow. We believe that we will have sufficient working capital and liquidity to meet our operating needs, and to satisfy our contractual obligations in the next 12 months without the need to raise additional capital.

RESULTS OF DISCONTINUED OPERATIONS

         Effective January 1, 2004, we discontinued our legacy practice management services segment. Results of operations from this segment are presented as discontinued for the three months and nine months ended December 31, 2007 and 2006 in accordance with SFAS 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OF DISPOSAL ACTIVITIES. Income from discontinued operations was $0 and $10,000 for the nine months ended December 31, 2007 and 2006, respectively. We do not expect to recognize further income or incur further expenses related to our discontinued operations.

CASH FLOWS

         Cash provided by operating activities was $515,000 for the nine months ended December 31, 2007 and $443,000 for the nine months ended December 31, 2006. In the nine months ended December 31, 2007, cash provided by operating activities was primarily attributable to non-cash expenses of depreciation and amortization of $601,000, non-cash accretion of debt discount to interest expense of $151,000, non-cash stock option expense of $136,000, non-cash warrant expense of $21,000, provision for bad debts of $37,000, a decrease in prepaid expenses and other current assets of $70,000, deferred income tax expense of $64,000, an increase in accounts payable and accrued expenses of $20,000, an increase of $98,000 in deferred revenue and a decrease in accounts receivable of $77,000. These items were partially offset by a loss from continuing operations of $740,000 and a gain on disposal of fixed assets of $20,000.

         Cash provided by operating activities from continuing operations was $443,000 during the nine months ended December 31, 2006. Cash provided by operating activities for the nine months ending December 31, 2006 was primarily attributable to non-cash expenses and revenues of $1.4 million, net income from continuing operations of $245,000 and increases in deferred revenue of $166,000. These items were partially offset by decreases in accounts payable and accrued expenses of $1.0 million, increases in accounts receivable of $48,000 and increases in prepaid expenses and other assets of $310,000.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities was $259,000, and $1.4 million in the nine months ended December 31, 2007 and 2006, respectively. Cash used in investing activities during the nine months ended December 31, 2007 was primarily due to $157,000 in capital expenditures and $264,000 in capitalized software development costs. These items were partially offset by a $14,000 repayment of a note receivable, proceeds from the sale of fixed assets of $12,000 and $136,000 decrease in the certificate of deposit.

         Cash used in investing activities during the nine months ended December 31, 2006 was primarily due to an investment in a 7-month certificate of deposit of $768,000, capital expenditures of $393,000 and capitalization of software development costs of $295,000. The proceeds from the sale of fixed assets of $3,000 and the repayment on notes receivable of $14,000 provided cash during the nine months ended December 31, 2006.

CASH PROVIDED BY FINANCING ACTIVITIES

         Cash used in financing activities was $228,000 during the nine months ended December 31, 2007. Cash provided by financing activities was $1.3 million during the nine months ended December 31, 2006. Cash used in financing activities in the nine months ended December 31, 2007 was attributable to payment of Series A and B preferred stock dividends of $101,000, repayment of long-term debt of $101,000 and repayment of capital lease liabilities of $48,000. These items were partially offset by proceeds from the exercise of stock options of $22,000.

         Cash provided by financing activities for the nine months ended December 31, 2006 was attributable to $2.0 million in gross proceeds from the issuance of common stock in a private placement and additional proceeds from the exercise of stock options of $5,000, partially offset by stock issuance expenses of $258,000, payment of financing costs of $101,000, repayment of $186,000 in long-term debt and capital leases and payment of $118,000 in preferred dividends.

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

         Outstanding Indebtedness

         In March 2002, we completed a private placement offering (the "Convertible Note Offering") that provided proceeds of $5.75 million that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, we issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of our common stock at the fixed price of $1.00 per share. We may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of our common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Note Offering we also issued warrants to purchase 5,775,000 shares of our common stock, but those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using the Black-Scholes pricing model and a discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. As the carrying value of the notes is less than the conversion value, a beneficial conversion feature of $1,132,000 was calculated and recorded as an additional discount to the notes and is being amortized to interest expense over the ten year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal years 2004, 2005 and 2006, holders with a principal balance totaling $675,000 converted their notes into 2,121,088 shares of our common stock at prices from $0.25 to $0.30 per share. No conversion of debt or acceleration of amortization of costs occurred during the year ended March 31, 2007 or for the nine months ended December 31, 2007.

         In April of 2004, we completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, we issued $3,187,000 in unsecured senior notes and 1,634,550 shares of our common stock. The senior notes originally bore an interest rate of 10% per annum and accrued interest is due and payable on a quarterly basis, with principal due at maturity on July 15, 2007. The senior notes are redeemable by us at 100% of the principal value at any time. The notes and common stock were originally issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the original term of the notes which was thirty-nine months. The senior notes are unsecured obligations of our company but are senior in right of payment to all existing and future indebtedness of our company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance and accrued interest totaling $225,800 converted their senior notes and accrued interest into 903,205 shares of our common stock at a price of $0.25 per share. No conversion of debt to equity or acceleration of amortization of costs related to such conversions occurred during the year ended March 31, 2007 or for the nine months ended December 31, 2007. In December, 2006, we negotiated a modification of the terms of the senior notes to extend the maturity date to July 15, 2010. In exchange for the three year extension, the interest rate increased to 12% per annum effective on January 16, 2007. All other terms and provisions of the senior notes remained unchanged. The direct expenses of the note amendment was $101,000 and the estimated fair value of the warrant issued to the placement agent of $42,000 were recorded as a deferred offering cost and both are being amortized as a component of interest expense over the remaining term of the senior notes.

         Preferred Stock

         On September 16, 2003, we completed our private placement of Series A convertible preferred stock with detachable warrants to purchase 750,000 shares of common stock, providing $1,500,000 in gross proceeds. We originally issued 150,000 shares of Series A Preferred Stock that converts to 3,000,000 shares of common stock, if all converted. The warrants were immediately exercisable at a price of $1.50 per share and expired on September 16, 2006. We pay an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro-rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 were considered a deemed dividend in the calculation of loss per share. During fiscal year 2005 and 2006, holders of 35,000 shares converted to 700,000 shares of common stock. During the nine months ended December 31, 2007, holders of 10,000 shares converted to 200,000 shares of common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

         On December 31, 2005, we completed our private placement of Series B convertible preferred stock, with detachable warrants. We originally issued 70,000 shares of Series B Preferred Stock that converts to 2,800,000 shares of common stock, if all converted and warrants to purchase 700,000 shares of common stock. The Series B Preferred Stock bears an 8% dividend. The dividend is cumulative and the Series B Preferred Stock is non-voting and non-participating. The shares of Series B Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The Warrants that are exercisable at an exercise price equal to $0.50 per share expire on December 31, 2008. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of earnings/loss per share. During the 2007 fiscal year, holders of 10,500 shares of Series B Preferred Stock converted those shares into 420,000 shares of our common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

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

         As of December 31, 2007, the carrying value of our outstanding convertible redeemable subordinated notes and unsecured senior notes was approximately $8.1 million at a fixed interest rate of 12%. In certain circumstances, we may redeem this long-term debt. Our other components of indebtedness of $378,000 bear interest rates of 7.25% to 10.25%. Increases in interest rates could increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

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

         During the nine months ended December 31, 2007, no changes were made to our internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

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

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On December 31, 2007, 33,843,816 shares of our common stock were issued and outstanding, net of treasury shares. An additional 15,837,628 shares of our common stock were reserved for issuance that would be issued as the result of the exercise of stock options, warrants or the conversion of convertible notes and/or convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS

(A)  EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------

 3.1(1)    Restated Certificate of Incorporation of the Company
+3.2(1)    Bylaws of the Company, as amended
 3.3(2)    Restated Certificate of Incorporation of the Company
 3.4(2)    Amendment of Bylaws of the Company
 3.5(3)    Restated Certificate of Incorporation of the Company
 3.6(9)    Certificate of Designations of Series A Preferred Stock
 3.7(10) Certificate of Amendment of Restated Certificate of Incorporation of the Company

 3.8       Revised Certificate of Designations of Series B Preferred Stock
 4.1(1)    Form of certificate evidencing ownership of common stock of the
           Company
 4.6(2)    Form of certificate evidencing ownership of common stock of the
           Company
 4.7(3)    Form of Convertible Redeemable Subordinated Note
 4.9(9)    Form of Redeemable Warrant (2003 Private Placement Offering)
*10.1      The Company's amended and restated stock compensation plan
*10.9(2) Employment Agreement dated November 12, 2000 between the Company and James M. Powers, Jr.
*10.11(14) Employment Agreement dated February 15, 2001 between the Company and
           James L. Dunn, Jr. with Amendments
 10.17(7)  Asset Purchase Agreement by and among the Company and Mentergy,
           Inc.
 10.18(15) Subcontractor Agreement between the Company and Interactive
           Alchemy, Inc. with Amendments
 10.20(12) Note Purchase Agreement dated February 12, 2004 between the Company and certain creditors
 10.21(12) Unit Purchase and Agency Agreement dated April 19, 2004 between the
           Company and Cerberus Financial, Inc.
 10.22(12) Placement Agency Agreement dated March 10, 2004 between the Company and Peacock, Hislop, Staley, and Given, Inc.
 10.23(11) Asset Purchase Agreement and Plan of Reorganization by and between the Company and Glyphics Communications, Inc.
*10.24(13) Employment Agreement dated June 1, 2004 between the Company and Gary
           L. Moulton, as amended
 10.25(15) Securities Purchase Agreements effective June 9, 2006
 10.26(15) Registration Rights Agreements effective June 9, 2006
 10.27(16) Amendment to Unit Purchase and Agency Agreement
 14.1(13)  Code of Ethics
 16(8)     Letter re Change in Certifying Accountant

  +31.1    Chief Executive Officer Section 302 Certification
  +31.2    Principal Financial Officer Section 302 Certification
  +32.1    Chief Executive Officer Section 906 Certification
  +32.2    Principal Financial Officer Section 906 Certification

-----------------------

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

                                   SIGNATURES
o
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, iLinc Communications, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ILINC COMMUNICATIONS, INC.
Dated: February 12, 2008

                                            By:/s/ James M. Powers, Jr.
                                               ---------------------------------
                                              Chairman of the Board, President
                                              and Chief Executive Officer


                                            By:/s/ James L. Dunn, Jr.
                                               ---------------------------------
                                               Senior Vice President & Chief
                                               Financial Officer