Form 10-K
period 2008-03-31
ILINC COMMUNICATIONS INC
filed 2008-06-30
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2008.

                        COMMISSION FILE NUMBER 001-13725

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

                                 --------------

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ( ) No ( X )

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ( ) No ( X )

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer  ( )    Accelerated filer ( )
        Non-Accelerated Filer ( )    Smaller Reporting Company  (X)

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act) ( ) Yes (X) No

         As of September 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, 33,834,693 shares of common stock were outstanding and the aggregate market value of the on that date was approximately $20,126,187 (based upon the closing price on the American Stock Exchange as of September 30, 2007 of $0.63 per share). Aggregate market value is estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.

         The number of shares of common stock of the registrant, par value $0.001 per share, outstanding at June 25, 2008 was 34,623,816 net of shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement relating to the Annual Meeting of Stockholders of the registrant to be held on August 15, 2008 are incorporated by reference into Part III of this Report.

================================================================================

FORM 10-K REPORT INDEX


                                             PART I
Item 1.      Business..................................................................................4
Item 1A.     Risk Factors..............................................................................7
Item 2.      Properties...............................................................................10
Item 3.      Legal Proceedings........................................................................10
Item 4.      Submission of Matters to a Vote of Security Holders......................................11
Item 4A.     Executive Officers.......................................................................11


                                             PART II
Item 5.      Market for Registrant's Common Stock and Related Shareholder Matters.....................11
Item 6.      Selected Financial Data..................................................................12
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....12
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...............................29
Item 8.      Financial Statements and Supplementary Data..............................................30
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....58
Item 9A.     Controls and Procedures..................................................................58
Item 9B.     Other....................................................................................59


                                            PART III
Item 10.     Directors and Executive Officers of the Registrant.......................................59
Item 11.     Executive Compensation ..................................................................59
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                Shareholder Matters...................................................................59
Item 13.     Certain Relationships and Related Transactions and Director Independence.................60
Item 14.     Principal Accountant Fees and Services...................................................60


                                             PART IV
Item 15.     Exhibits and Financial Statement Schedules...............................................60

FORWARD-LOOKING STATEMENTS

         Unless the context requires otherwise, references in this document to "iLinc Communications," "iLinc," the "Company," "we," "us," and "our" refer to iLinc Communications, Inc.

         Statements contained in this Annual Report on Form 10-K that involve words like "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These are statements that relate to future periods. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, market demand for our products and services, our ability to attract and retain customers and channel partners, our ability to expand our technological infrastructure to meet the demand from our customers, our ability to recruit and retain qualified employees, the ability of channel partners to successfully resell our products, the status of the overall economy, the strength of competitive offerings, the pricing pressures created by market forces and the risks discussed herein (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors"). All forward-looking statements included in this report are based on information available to us as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any change in our expectations or in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. Our reports are available free of charge as soon as reasonably practicable after such material is electronically filed with the SEC and may be obtained through our Web site located at www.iLinc.com.

         iLinc, iLinc Communications, iLinc Suite, MeetingLinc, LearnLinc, ConferenceLinc, SupportLinc, EventPlus, iLinc On-Demand, iReduce, iLinc Green Meter, iLinc Enterprise, iLinc Essentials and its logos are trademarks or registered trademarks of iLinc Communications, Inc. All other company names and products may be trademarks of their respective companies.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc., a Delaware Corporation, is a leading provider of Web conferencing software and services. We develop and sell software that provides real-time collaboration. Our four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc and SupportLinc, is an award winning suite that includes a virtual classroom, meeting, webinar and support tool. With our Web collaboration, conferencing and virtual classroom products, we provide what we believe to be simple, reliable and cost effective tools for remote presentations, meetings and online events. Our software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what we believe to be the beginnings of the Web conferencing industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 10. Our customers may choose from several different pricing and licensing options for the iLinc software or iLinc service depending upon their needs. We sell our software solutions to large corporations inside and outside of the Fortune 1000 as well as small to medium size businesses (SMB) and individuals. We market our products using a direct sales force and an indirect distribution channel. Our indirect sales channel consists of agents, distributors, value added resellers and OEM partners. We allow customers to choose between purchasing a perpetual license or subscribing to a term license. Our revenues are a mixture of high margin perpetual and subscription licenses of software, monthly recurring revenues from subscription licenses as well as annual maintenance, hosting and support agreements.

PRODUCTS AND SERVICES

WEB CONFERENCING

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

         Our Web collaboration software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on a periodic basis on either a per-seat, per-month or per-minute basis (the "Subscription Model"). Should they choose to acquire the software using the Purchase Model, then they may either elect to host our software behind their own firewall or they may choose to have iLinc host it for them, depending upon their preferences, budget and IT capabilities. Customers who select the Purchase Model, whether hosted by iLinc or the customer, may also subscribe for ongoing customer support and maintenance and software upgrade services, using a support and maintenance contract with terms from one to five years. The annual maintenance and support fee charged is initially based upon a percentage of the purchase price that varies between 12% and 18% of the purchase license fee paid for the perpetual licenses, with the percentage depending upon the contractual length and pre-payment of the annual maintenance and support agreement. If a customer chooses to have iLinc host their Purchase Model licenses, then the customer is also charged an annual hosting fee equal to between 8% and 10% of the Purchase Model License fee that was paid for the perpetual license.

         Customers choosing the Subscription Model pay per seat (concurrent connection) on either a per-month or per-year basis depending upon the length and term of the subscription agreement. Hosting and maintenance are included as a part of the monthly or annual rental fees. Customers may also obtain Web conferencing on a per-minute basis using the iLinc On-Demand product. Those choosing the iLinc On-Demand product pay on a monthly basis typically without contractual commitment.

INDUSTRY TRENDS

         Industry analysts separate the Web Conferencing vendor community into groups that include: service providers ("Service Providers") and software providers ("Software Providers"). The difference between Service Providers and Software Providers is that the Service Providers offer Web conferencing as a service or rental model basis (an ASP model). Software Providers offer Web conferencing as a solution that can be purchased and owned by customers (whether the software is installed internally by customers or hosted by the software provider). iLinc is one of the only providers that competes in both the Service Provider and Software Provider markets. We offer the iLinc Suite in various forms in both a monthly subscription and per-minute service model and a software perpetual license model.

         Another important trend in the industry is the convergence of communication technologies such as voice, video and Web conferencing. We believe that the demand for integrated audio, Web and video conferencing solutions continues to surge as end user needs for easy-to-use, single-source solutions increase.

         Web conferencing is also viewed as a critical component of a unified communications strategy according to industry analyst Gartner in their 2007 MAGIC QUADRANT FOR UNIFIED COMMUNICATIONS report by Bern Elliot, August 2007. We are seeking private labeled partnerships in which iLinc's software is the underlying Web conferencing component to unified communication providers UC strategy.

SALES AND MARKETING FOCUS

         Our organization continually creates new marketing and sales campaigns that focus in three target markets.

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

         Marketing has developed a plan that incorporates public relations, tradeshows, Web events, Web marketing initiatives and direct marketing (mail and email) efforts messaged in campaigns that speak to the needs of our specific target markets. The goal of our marketing strategy is to drive new business into our customer base and then cross sell our synergistic products and drive usage of all products to increase the propensity for our customers to make additional purchases.

         We have formed relationships with organizations that market and sell our products and services through their sales distribution channels. The relationships can be categorized into those that act as agents and sell on our behalf and value added resellers (a "VAR") that actively sell our products and provide product support typically to their own existing customer base. As of March 31, 2008, we had over 20 organizations selling our products providing indirect sales in the United States and in countries outside the United States, including Canada, the United Kingdom, The Netherlands, Germany, Spain and Japan. Our value added resellers execute agreements to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the VAR licenses the product from us and resells the product to its customers. Under those VAR agreements, we record only the amount paid to us by the VAR as revenue and recognize revenue when all revenue recognition criteria have been met.

CUSTOMERS

         We have customers principally in the corporate, higher education and government sectors who use iLinc inside of their organizations for their Web conferencing needs. Our corporate customer list includes notable customers in financial services such as Aetna, Allianz Life, Citigroup, Citizens Financial Group, JPMorgan Chase and St. Paul Travelers Insurance and technology companies such as EDS, Boeing, Numara Software, Qualcomm, and Sabre Holdings. Our education sector customer list includes over 80 educational organizations such as Benedictine University, Columbia University, Creighton University, CSU Fullerton, Kent State University, Idaho University, LSU, Marist College, University of New Hampshire, National University, Rutgers University, The State University of New York, and Tulane. We have an impressive list of state and federal government clients such as the states of Arizona, Louisiana, Oregon, and Utah, and we do business with the federal government, particularly the U.S. Army, Navy, Coast Guard and the Department of Homeland Security.

AWARDS AND ACKNOWLEDGEMENTS

         We are proud of the recognition received by the Company from leading industry experts including Forrester Research, Gartner and Frost & Sullivan. Most recently we were awarded the Product of the Year award for 2007 by Technology Marketing Corporation. In May of 2007, Gartner Research published the Magic Quadrant for Web Conferencing, 2007 noting iLinc as "a visionary." In January of 2007, iLinc was identified for the second year in a row as part of the "Best of e-Learning" by e-Learning Magazine. In June of 2006, Forrester Research named iLinc as a "Strong Performer" in their report titled "The Forrester WaveTM: Web Conferencing Q2 2006" and recognized iLinc as a "Leading Hosted Web Conferencing Provider." In January of 2006, the Company received the 2006 Excellence in Technology Award from industry analyst Frost & Sullivan in which the firm noted that iLinc delivers "...breakthrough technology that addresses real issues facing organizations deploying Web conferencing enterprise-wide." Over the years we have been honored with more than 60 awards from notable authorities such as the American Society for Training and Development ("ASTD"), analyst Brandon Hall, and e-Learning Magazine. The list of awards includes four National Telly Awards, six Software Service Provider of the Year Awards and two Gold Medals from e-Learning authority Brandon Hall. We continue to receive recognition from analysts and notable experts as we maintain a leadership position in the conferencing and collaboration market.

TECHNOLOGY & INTELLECTUAL PROPERTY

          Our existing technology and intellectual property were originally developed by organizations that we have acquired together with continued enhancement on our part by our own research and development team. We utilize copyright, trademark and patent protection whenever possible to secure our intellectual property assets. We have a patent pending with iLinc's Green Meter that provides information on the productivity and carbon emission savings while using our collaboration products.

RESEARCH & DEVELOPMENT

         We invest a substantial portion of our working capital and resources in the continued development of our software and technologies. We employ full-time engineers, programmers and developers that are located in Troy, New York and Phoenix, Arizona, who are constantly focused on developing new features and enhancements to our existing software offering and expanding that offering with new products and services. The primary focus of our research and development efforts is on improving the functionality and performance of the iLinc Suite as well as developing new features that meet changing market demands. In the 2007 fiscal year we invested $1.5 million, $367,000 of which we capitalized as we began production of version 9 of our Web collaboration software. In fiscal 2008, we invested $2.4 million, $263,000 of which we capitalized as we completed production of version 9 of our Web collaboration software.

EMPLOYEES

         As of March 31, 2008 we employed 103 employees. The populations of our functional organizations on March 31, 2008 included 26.5 sales and marketing employees, 26 programming and technical support employees, 41.5 audio conferencing operators and support employees, and nine finance, executive and administrative employees. None of our employees are represented by collective bargaining agreements.

DISCONTINUED OPERATIONS

         On April 28, 2008, subsequent to the fiscal 2008 year end, we entered into an Asset Purchase Agreement (the "Agreement") with American Teleconferencing Services Ltd. (the "Purchaser"), a subsidiary of Premiere Global Services, Inc. The Agreement provided for the sale by iLinc of a majority of our audio conferencing assets. The closing of the transaction occurred on May 2, 2008. On the closing date, the Purchaser paid us $3.3 million, with an additional payment of $833,000 to be paid within ten days of the transition date (that is anticipated to be July 25, 2008) as defined in the Agreement. As further consideration, Purchaser will tender on or before June 1, 2009 an earn-out payment, if any, the product of 1.25 times the amount that the Purchaser earns in revenue from the acquired customer accounts in excess of $2.7 million during the twelve months after closing. Additionally, on May 13, 2008, the Purchaser paid $558,000 for our identified audio conferencing accounts receivable that were less than 90 days old, and will pay thereafter 103% of the accounts receivable collected from those audio conferencing accounts in excess of the initial payment. The gain on sale resulting from the transaction will be recorded as of the closing date, and accordingly reported in the first quarter of fiscal 2009. iLinc retained the Events portion of our audio conferencing business (the "Events Business") and expects to sell the Events Business as well in fiscal 2009.

         Therefore, pursuant to the criteria established by SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, we have determined that all of our audio conferencing operations (i.e., the portion sold and the Events business retained) and related assets and liabilities should be classified as assets and liabilities "held-for-sale" as of March 31, 2008. Accordingly, our results of operations related to the audio conferencing business for the years ended March 31, 2008 and 2007 have been reclassified as income from discontinued operations.


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

WE FACE RISKS INHERENT IN INTERNET-RELATED BUSINESSES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS.

         We face risks frequently encountered by companies in new and rapidly evolving markets. We may fail to adequately address these risks and, as a consequence, our business may suffer. To address these risks among others, we must successfully introduce and attract new customers to our products and services; successfully implement our sales and marketing strategy to generate sufficient sales and revenues to sustain operations; foster existing relationships with our customers to provide for continued or recurring business and cash flow; and successfully address and establish new products and technologies as new markets develop. We may not be able to sufficiently address and overcome risks inherent in our business strategy.

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

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On March 31, 2008, 34,023,816 shares of our common stock were issued and outstanding, net of treasury shares. An additional 16,832,928 shares of our common stock were reserved for issuance that would be issued as the result of the exercise of stock options, warrants or the conversion of convertible notes and/or convertible and restricted preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

         Our success depends in large part on our proprietary technology. If we fail to successfully enforce our intellectual property rights, the value of these rights, and consequently, the value of our products and services to our customers, could diminish substantially. It may be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization and it may also be possible for third parties to independently develop substantially equivalent intellectual property. Currently, we do not have patent protection in place related to our products and services. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. While we have not received any notice of any claim of infringement of any of our intellectual property, from time to time we may receive notice of claims of infringement of other parties' proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. These types of claims could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements, if required, may not be available on reasonable terms, or at all.

WE MAY BE UNABLE TO COMPETE SUCCESSFULLY IN THE WEB CONFERENCING SOFTWARE AND SERVICES MARKET.

         The markets for Web conferencing products and services are rapidly evolving and intensely competitive. Competition in our market will continue to intensify and may force us to reduce our prices, or cause us to experience reduced sales and margins, loss of market share and reduced acceptance of our services. Many of our competitors have larger and more established customer bases, longer operating histories, greater name recognition, broader service offerings, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. We expect that we will face new competition as others enter our market to develop Web conferencing software and services. These current and future competitors may also offer or develop products or services that perform better than ours. In addition, acquisitions or strategic partnerships involving our current and potential competitors could harm us in a number of ways.

WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES WHICH MAKE OUR REVENUES DIFFICULT TO PREDICT.

         While we are building revenue from our Web conferencing subscription sales, a high percentage of our revenue remains attributable to one-time purchases from perpetual license software sales. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to achieve or sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger, better-capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins. Additionally, our sales cycle varies depending on the size and type of customer considering a purchase. Potential customers frequently need to obtain approvals from multiple decision makers within their company and may evaluate competing products and services before deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, combined with the license purchase model makes it difficult to predict future quarterly revenues.

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

THE GROWTH OF OUR BUSINESS SUBSTANTIALLY DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW SERVICES AND FEATURES IN A TIMELY MANNER.

         With our focus on our Web conferencing products and services, our growth depends on our ability to continue to develop new features, products and services around that software and product line including the ability to operate our software in non-Windows based operating systems (e.g. Linux). We may not successfully identify, develop, and market new products and features in a timely and cost-effective manner. If we fail to develop and maintain market acceptance of our existing and new products to offset our continuing development costs, then our net losses will increase and we may not be able to achieve or sustain profitability on a consistent basis.

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

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring non-accelerated public companies to include in their annual reports on Form 10-K a report of management on their company's internal control over financial reporting, including management's assessment of the effectiveness of their company's internal control over financial reporting as of the company's fiscal year end. If we do not timely complete our assessment, our accounting firm may either disclaim its opinion as it is related to management's assessment of the effectiveness of its internal controls or may issue a qualified opinion on the effectiveness of our internal controls. If our accounting firm disclaims its opinion or qualifies its opinion as to the effectiveness of our internal controls, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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


ITEM 2. PROPERTIES

         We maintain corporate headquarters in Phoenix, Arizona and have occupied that 9,100 square foot Class A facility since the Company's inception in 1998. The Phoenix lease requires a monthly rent and operating expenses of approximately $25,000 and will expire on February 28, 2012. On December 27, 2007, we amended the lease slightly to incorporate certain improvements made to the space.

         We also maintain a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research and development and technical support. On July 5, 2006, we amended the New York lease that now expires on June 30, 2009. The New York lease requires a monthly rent and operating expenses of approximately $4,000.

         In addition, we maintain an 8,000 square foot Class A facility in Springville, Utah with an emphasis on audio conferencing operations. Those Utah operations will be shut down at the end of the lease term as a result of the disposal of our audio conferencing assets. The lease expires December 31, 2008 and requires a monthly rent and operating expenses of approximately $8,000.

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A. EXECUTIVE OFFICERS

         The disclosure is not applicable because iLinc is a smaller reporting company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION, HOLDERS, AND DIVIDENDS

         The Company's common stock has been traded on the American Stock Exchange system under the symbol "ILC" since February 6, 2004. The following table sets forth the range of the reported high and low sales prices of the Company's common stock for the years ended March 31, 2008 and 2007:

         2008                                                      HIGH    LOW
         ----                                                     ------  ------
         First Quarter .........................................  $0.80   $0.47
         Second Quarter.........................................  $0.71   $0.52
         Third Quarter..........................................  $0.79   $0.41
         Fourth Quarter.........................................  $0.54   $0.25


         2007                                                      HIGH    LOW
         ----                                                     ------  ------
         First Quarter .........................................  $0.65   $0.34
         Second Quarter.........................................  $0.54   $0.39
         Third Quarter..........................................  $0.81   $0.49
         Fourth Quarter.........................................  $0.82   $0.55

         As of June 25, 2008, the closing price of our common stock was $0.23 per share and there were approximately 320 holders of record, as shown on the records of the transfer agent and registrar of common stock. The number of record holders does not bear any relationship to the number of beneficial owners of the common stock.

         The Company has not paid any cash dividends on its common stock in the past and does not plan to pay any cash dividends on its common stock in the foreseeable future. The Company's Board of Directors intends, for the foreseeable future, to retain earnings to finance the continued operation and expansion of the Company's business.

EQUITY COMPENSATION PLANS

         The table below provides information relating to our equity compensation plans as of March 31, 2008.

                                                                                           Number of Securities
                                                                                          Remaining Available for
                                                                                          Future Issuance Under
                                          Number of Securities to    Weighted-Average      Compensation Plans
                                          be Issued Upon Exercise    Exercise Price of    (Excluding Securities
                                          of Outstanding Options,  Outstanding Options,     Reflected in First
Plan Category                               Warrants and Rights     Warrants and Rights          Column)
-----------------------------------------------------------------------------------------------------------------

Equity compensation plans approved by
security holders                                 5,007,764                 $0.85                 233,213

Equity compensation plans not approved
by security holders                                ----                     ----                   ----

                                         ------------------------                        ------------------------
Total                                            5,007,764                                       233,213
                                         ========================                        ========================

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its Chief Executive Officer an incentive stock grant under the Company's Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The shares 100% vest after ten years from the date of grant. On June 23, 2006, the Compensation Committee of the Board of Directors amended the vesting criteria providing for vesting based upon the following price criteria: 150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days.

         In March 2008, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors issued its Chief Executive Officer 500,000 restricted shares, its Chief Financial Officer and General Counsel 150,000 restricted shares, and 50,000 restricted shares to its respective Vice Presidents of Sales, Marketing and Product and Technology, an incentive stock grant under the Company's Stock Compensation Plan. The shares were valued at $224,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The shares 100% vest after ten years from the date of grant or upon attaining the following price performance criteria: 1/3 vest if the 10-day average closing price equals or exceeds $1.00; 1/3 vest if the 10-day average closing price equals or exceeds $1.25; and the remaining 1/3 vest if the 10-day average closing price equals or exceeds $1.50.

SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered securities during the fiscal year ending March 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

         The disclosure is not applicable because iLinc is a smaller reporting company.


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

COMPANY OVERVIEW

         We sell our software solutions to large, medium and small-sized corporations inside and outside of the Fortune 1000. We market our products using a direct sales force and an indirect distribution channel consisting of agents, distributors, value added resellers and OEM partners. We allow customers to choose between purchasing a perpetual license and subscribing to a term license, providing for flexibility in license structures. Our revenues are a mixture of high margin perpetual and subscription sales of licenses of software, monthly recurring revenues from subscription licenses as well as annual maintenance, hosting and support agreements.

         Our Web conferencing software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on a periodic basis (e.g. on either a per-seat, per-month or per-minute basis) (the "Subscription Model"). We also offer varied hosting options, so that a customer who acquires or rents our software may either elect to host our software behind its own firewall, or it may choose to have iLinc host it for the customer. Customers who select the Purchase Model, whether hosted by iLinc or the customer, also subscribe for ongoing customer support and maintenance and software upgrade services, by entering into a support and maintenance contract with a typical term for one year, but with multi-year options of up to five years. If a purchase Model is selected, then the annual maintenance and support fee charged is based upon a percentage of the purchase price (or per seat price) that varies between 12% and 18% of the license fee paid (or on a per seat equivalent basis), with the percentage depending upon the contractual length and the timing of payment. If a customer chooses to have iLinc host its Purchase Model licenses, then the annual hosting fee is based upon a percentage of the purchase price (or per seat price) that is normally 8% to 10% of the license fee paid (or on a per seat equivalent basis).

         Customers choosing the Subscription Model pay a fee per seat (concurrent connection) on either a per-month or per-year basis depending upon the length and term of the subscription agreement. Hosting and maintenance are included as a part of the monthly or annual rental fees. Customers may also obtain Web conferencing on a per-minute basis using the iLinc On-Demand or the iLinc Essentials product lines. Those choosing the iLinc On-Demand or iLinc Essentials product pay on a monthly basis.

DISCONTINUED OPERATIONS

         On April 28, 2008, subsequent to the fiscal 2008 year end, we entered into an Asset Purchase Agreement (the "Agreement") with American Teleconferencing Services Ltd. (the "Purchaser"), a subsidiary of Premiere Global Services, Inc. The Agreement provided for the sale by iLinc of a majority of our audio conferencing assets. The closing of the transaction occurred on May 2, 2008. On the closing date, the Purchaser paid us $3.3 million, with an additional payment of $833,000 to be paid within ten days of the transition date (that is anticipated to be July 25, 2008) as defined in the Agreement. The gain on sale resulting from the transaction will be recorded as of the closing date, and accordingly reported in the first quarter of fiscal 2009. iLinc retained the Events portion of its audio conferencing business (the "Events Business") and expects to sell the Events Business as well in fiscal 2009.

         Therefore, pursuant to the criteria established by SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, we have determined that all of our audio conferencing operations (i.e., the portion sold and the Events Business retained) and related assets and liabilities should be classified as assets and liabilities "held-for-sale" as of March 31, 2008. Accordingly, our results of operations related to the audio conferencing business for the years ended March 31, 2008 and 2007 have been reclassified as income from discontinued operations.

PERFORMANCE MEASURES AND INDICATORS

         In evaluating our operating performance on a quarterly and annual basis, we consider levels of revenues, gross profit, operating income and net income to be important indicators.

         In evaluating our liquidity, we evaluate levels of current assets, current liabilities and accounts receivable, aging of accounts receivable and maturities of debt and obligations under long term leases. Our current assets, including accounts receivable, at March 31, 2008 of $4.5 million were $2.4 million lower than our levels of current assets of $6.9 million at March 31, 2007. Our current liabilities at March 31, 2008 of $3.9 million were approximately $96,000 less than our level of current liabilities at March 31, 2007 of $4.0 million. We had working capital of $1.2 million at March 31, 2008 compared to working capital of $3.5 million at March 31, 2007. Our cash and cash equivalents and certificate of deposit balance decreased by $519,000, from $1.6 million at March 31, 2007 to $1.0 million at March 31, 2008. Our accounts receivable, net of allowance for doubtful accounts, were $627,000 and $1.5 million at March 31, 2008 and March 31, 2007, respectively. Accounts receivable decreased, which was consistent with decreased revenues when comparing fiscal 2008 to fiscal 2007. Prepaid and other current assets decreased by $494,000 due in part to the timing of annual contracts that were prepaid in addition to a decrease in the valuation of a warrant to one of our agents that is based on meeting specific sales targets. Current liabilities decreased by a total of $96,000. Accounts payable decreased slightly by $71,000 from $683,000 at March 31, 2007 to $612,000 at March 31, 2008. Accrued liabilities decreased by $102,000 from $853,000 at March 31, 2007 to $751,000 at March 31, 2008,
primarily due to the decrease of accrued salaries and benefits of $46,000 and amounts payable to third party providers of $52,000. These decreases were slightly offset by increases in the current portion of long-term debt and capital leases of $27,000, and an increase in deferred revenue of $24,000. Subsequent to March 31, 2008, we sold the majority of our assets related to our audio conferencing business for $4.1 million. As such, assets and liabilities related to the audio conferencing business have been classified as Held for Sale in our financial statements as at March 31, 2008 and 2007. At March 31, 2008 and 2007, assets held for sale were $3.1 million and $3.7 million, respectively. Liabilities classified as held for sale were $778,000 and $752,000 at March 31, 2008 and 2007, respectively. At March 31, 2008 long term debt due in less than one year, capital lease obligations due in less than one year, interest expense for the coming year and operating lease obligations for the coming year aggregated $95,000, $120,000, $1.0 million and $500,000 respectively. We anticipate that cash flow from operations combined with the cash received subsequent to March 31, 2008 for the sale of our audio conferencing assets should be sufficient to allow us to meet these obligations without raising additional capital.

         As indicators of future financial performance, we monitor and evaluate non-financial measures, such as number of seats sold, average sales price per transaction, average sales cycle, quota achievement by the direct sales staff, the number of transactions, the percentage each product sold contributes to total revenue, and the trends indicated by these factors.

         External factors that our management considers in analyzing our performance include projected growth rates for our industry and rates of penetration of use of our product categories in the corporate sector. We consider these factors important since they permit us to better project capital needs and growth trends that support our assertions of profitability and cash flow. Analysis of these trends indicates that we are having decreasing success from our direct sales staff for our perpetual licenses, but increasing success in subscription licenses due to market driven forces. That success is likely to translate into increasing recurring revenues over the term of the subscription, and an increasing bottom line as we strive to contain overhead expenses. We expect overhead to decrease in fiscal 2009, due to cost cutting and containment measures carried out in the fourth quarter of fiscal 2008 and continuing into fiscal 2009. We see increasing demand for Web conferencing usage in the business, education and government sectors alike, and we expect these trends to continue over the next three years.

         The following table shows certain items from our income statement as a percentage of revenues:

                                                                YEAR ENDED               YEAR ENDED
                                                              MARCH 31, 2008           MARCH 31, 2007
                                                         ------------------------ ------------------------
          Revenues
             Software licenses.........................  $     3,235       36.7%  $     4,177       47.8%
             Subscription and hosting services.........        2,810       31.9%        2,044       23.4%
             Software maintenance and other services...        2,768       31.4%        2,517       28.8%
                                                         ------------------------ ------------------------
               Total revenues........................          8,813      100.0%        8,738      100.0%
                                                         ------------------------ ------------------------

          Cost of revenues
             Software licenses.........................          126        1.4%          131        1.5%
             Subscription and hosting services.........          437        5.0%          383        4.4%
             Software maintenance and other services...          803        9.1%          787        9.0%
             Amortization of technology................          158        1.8%            --       0.0 %
                                                         ------------------------ ------------------------
               Total cost of revenues..................        1,524       17.3%        1,301       14.9%
                                                         ------------------------ ------------------------

          Gross profit                                         7,289       82.7%        7,437       85.1%
                                                         ------------------------ ------------------------

          Operating expenses
             Research and development..................        2,127       24.1%        1,116       12.8%
             Sales and marketing.......................        4,571       51.9%        3,343       38.3%
             General and administrative................        2,772       31.5%        2,405       27.5%
                                                         ------------------------ ------------------------
               Total operating expenses................        9,470      107.5%        6,864       78.6%
                                                         ------------------------ ------------------------
          Loss (income) from operations................  $    (2,181)    (24.8)%  $       573        6.5%
                                                         ------------------------ ------------------------

RESULTS OF OPERATIONS

TAKING INTO ACCOUNT THE SALE OF OUR AUDIO CONFERENCING ASSETS ON APRIL 28, 2008, SUBSEQUENT TO THE FISCAL 2008 YEAR END, AND THE RECLASSIFICATION OF THOSE AUDIO CONFERENCING OPERATIONS AS DISCONTINUED OPERATIONS UNDER SFAS NO. 144:

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations (i.e., Web conferencing) for the 12 months ended March 31, 2008 ("fiscal 2008") and March 31, 2007 ("fiscal 2007") were $8.8 million and $8.7 million, respectively, an increase of $75,000 or 1%. Software license revenues decreased $942,000 or 23% from $4.2 million in fiscal 2007 to $3.2 million in fiscal 2008, as the result of a decrease in direct sales of $779,000 with a shift from the purchase model to the subscription model, and a decrease in the sale of non-core off-the-shelf courseware of $134,000. Subscription and hosting services revenues increased $766,000 or 37% from $2.0 million in fiscal 2007 to $2.8 million in fiscal 2008, as the result of an increase in direct subscriptions of $62,000, indirect subscriptions of $319,000 and Web subscriptions of $207,000. In addition, hosting revenues increased $242,000, which are driven by a combination of new license sales and sustaining our customer base. Both subscription revenues and hosting revenues should be recurring in nature and should continue to increase as we increase subscription sales and renew existing maintenance, hosting and subscription contracts from our existing customer base. Software maintenance and other services revenues increased $251,000 or 10% from $2.5 million in fiscal 2007 to $2.8 million in fiscal 2008, as the result of an increase in maintenance fees of $377,000 from renewals of existing customer agreements. We recognized an increase in training, storage and recording revenues of $101,000.

         The increase in maintenance revenues were partially offset by a decrease in our non-core custom content revenues of $174,000. This is a non-core product line that consists of work performed by our subcontractor, Interactive Alchemy. Our subcontractor agreement ends in the first quarter of fiscal 2009 and therefore, we expect custom content revenues and corresponding royalty payments to phase out in the first quarter of fiscal 2009. For fiscal 2008, software license revenues were 37% of total revenue, subscription and hosting revenues were 32% of total revenue and software maintenance and other services revenues were 31% of total revenue, as compared to 48%, 23% and 29%, respectively, for fiscal 2007. We expect subscription license revenues and indirect subscription license revenues to continue to become a larger percentage of total revenues as total revenues increase given our focus on subscription sales from both direct and indirect sales channels.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of software license revenues is driven by the types of software licenses sold. It consists of royalty fees paid on certain off-the-shelf products, if any, sold, and sales rebates to distribution partners on the sale of certain software products. Cost of software license revenues for fiscal 2008 and fiscal 2007 were $126,000 and $131,000, respectively, a decrease of $5,000 or 4%. Cost of software license revenues was approximately 1.4% of total revenues in fiscal 2008 and approximately 1.5% of total revenues in fiscal 2007. We expect the cost of software license revenues to remain a very small percentage of total license revenues that is not likely to exceed 2%. Cost of license revenues will arise only from royalties which may be due from the sale of off-the-shelf courseware.

         Cost of subscription and hosting services includes allocable expenses resulting from the delivery of our subscription and hosted Web conferencing services, primarily consisting of salaries, network costs and allocable expenses of facilities, technical support costs for support services and depreciation and amortization expense related to our subscription services. Cost of subscription and hosting services for fiscal 2008 and fiscal 2007 were $437,000 and $383,000, respectively, an increase of $54,000 or 14%. The increase is related to an increase in salary and network costs as a result of an increase in sales and customer usage. Cost of subscription and hosting services was 5% of revenues in fiscal 2008 and 4% of revenues in fiscal 2007. We expect cost of subscription licenses to increase as subscription revenues increase, but in proportion thereby remaining around 4% to 5% of total revenues.

         Cost of software maintenance and other services revenues include an allocation of technical support personnel and facilities costs allocable to those services revenues consisting primarily of a portion of our facilities costs, communications and depreciation expenses. However, by far the largest and most variable component of the cost of software maintenance and other services arises from the amount due to our third-party subcontractor, which is a fixed percentage of non-core custom content revenue. The cost of software maintenance and other services for fiscal 2008 and fiscal 2007 was $803,000 and $787,000, respectively, an increase of $16,000 or 2%. Cost of software maintenance and other services revenues was approximately 9% of total revenues in each of fiscal 2008 and fiscal 2007. We expect that cost of software maintenance and other services revenues will decrease as a dollar amount and percentage when custom content services come to an end in the first quarter of fiscal 2009.

         Amortization of technology consists of amortization of software and other assets acquired through transactions closed in fiscal 2002 through 2004, and also includes amortization of capitalized software development costs related to iLinc version 9. Amortization of acquired technology for fiscal 2008 and fiscal 2007 was $158,000 and $0, respectively, an increase of $158,000 which is related to the amortization of capitalized software development costs for version 9.

GROSS PROFIT

         Gross profit (total revenues less total cost of revenues) decreased from $7.4 million in fiscal 2007 to $7.3 million in fiscal 2008, a decrease of $148,000 or 2%. We expect to see gross profit increase as revenues increase in dollar amount and as a percentage as revenues rise since most of the cost of sales are fixed in nature (e.g., amortization).

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Total operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses. We incurred operating expenses of $9.5 million in fiscal 2008, an increase of $2.6 million or 38% from $6.9 million in fiscal 2007. This increase is due to increases in research and development costs of $1.0 million, sales and marketing expenses of $1.2 million, and in general and administrative expenses of $367,000. Total operating expenses were 108% and 79% of total revenues in fiscal 2008 and 2007, respectively.

         Research and development expenses represent expenses incurred in connection with the continued development and enhancement of our software products and new versions of our software. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocations and allocated depreciation and amortization expense. Research and development expenses for fiscal 2008 and fiscal 2007 were $2.1 million and $1.1 million, respectively, an increase of $1.0 million or 91%. During the first quarter of fiscal 2007, we began capitalizing identified direct expenses associated with a specific software development upon achieving technological feasibility for version 9 of our Web conferencing software in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We continued to capitalize those direct costs until the new software product was released for distribution and sale to our customers. We began amortizing these software development costs over a three year period beginning July 2007. As a result, salaries and benefits expenses increased by $691,000 as the salary and benefit costs related to the version 9 project were no longer being capitalized. An increase in headcount to support our investment in innovation during the second and third quarters of fiscal 2008 also contributed to the increase in salaries and benefits. Professional services increased $115,000 as a result of outsourced software development. Office expense also increased by $154,000 as a result of an annual quality assurance service contract accounted for as a prepaid asset that we began amortizing in the fourth quarter of fiscal 2007, as well as other annual subscription service and support contracts. In fiscal 2009, we expect research and development costs to decline slightly as a percent of revenue but remain at levels relatively consistent to fiscal 2008. Research and development expense was approximately 24% of total revenues in fiscal 2008 and approximately 13% of total revenues in fiscal 2007.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising and other marketing expenses. Sales and marketing expenses were $4.6 million and $3.3 million for fiscal 2008 and fiscal 2007, respectively, an increase of $1.2 million or 37%. The increase was a result of planned increases in salaries expense of $635,000 associated with increased headcount and compensation structure, increased expenses in advertising and marketing of $268,000, in indirect commissions and rebates of $145,000, in professional services of $64,000 and in travel and entertainment of $59,000. Sales and marketing expenses were 52% of total revenue in fiscal 2008 and 38% of total revenue in fiscal 2007. In fiscal 2009, we expect sales and marketing expenses to increase in dollar amount as revenues increase, but expect that the percentage of sales and marketing expenses incurred in relation to total revenue to decrease due to headcount reduction and a reduction in planned direct advertising and marketing expenditures.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing activities, with the bulk of those general and administrative expenses comprised of salaries, rent and the costs directly associated with being a public company, including accounting costs, legal costs and fees. During fiscal 2008 and 2007, general and administrative expenses from continuing operations were $2.8 million and $2.4 million, respectively, an increase of $367,000 or 15%. The increase is primarily a result of increased office expenses of $89,000 resulting from investments in annual software subscriptions for a new accounting general ledger package, an equity administration package and a human resources package, originally recorded as prepaid assets and amortized to office expense. General and administrative expenses also consisted of increased salaries and benefits of $11,000, an increase in professional services expense of $57,000 due to costs incurred in preparation of compliance with section 404 of Sarbanes-Oxley Act, an increase in accounting fees of $49,000, an increase in legal fees of $39,000, an increase in board and investor relation fees of $92,000 and an increase in bad debt expense of $52,000. These increases were partially offset by a decrease in insurance costs of $55,000. General and administrative expenses from continuing operations were 32% of total revenues in fiscal 2008 and 28% of total revenues in fiscal 2007. In fiscal 2009, we expect general and administrative expenses to decrease as a percentage of revenue but remain at levels consistent with those experienced in fiscal 2008.

LOSS/INCOME FROM OPERATIONS

         For fiscal 2008, we reported a loss from operations of $2.2 million as compared to income from operations of $573,000 for fiscal 2007, a decrease of $2.8 million or 481%. We expect to increase income from operations by increasing revenues and decreasing expenses in all three categories of operating expenses.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations on outstanding debt instruments for fiscal 2008 and fiscal 2007 was $1.2 million and $1.0 million, respectively, an increase of $249,000 or 25%. This increase was the result of an increase in the interest rate payable on our Senior Notes due 2010 ("Senior Notes") from 10% to 12% beginning in January 2007 in addition to interest on capital leases acquired during fiscal 2008. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for fiscal 2008 and fiscal 2007 was $116,000 and $531,000, respectively, a decrease of $415,000 or 78%.
This decrease resulted from an acceleration of the beneficial conversion feature in the third quarter of fiscal 2007 based on the extension of the Senior Notes being accounted for as a debt extinguishment.

         We expect interest expense from continuing operations to remain consistent in fiscal 2009 with the expense incurred in fiscal 2008. We also expect non-cash interest expense resulting from the beneficial conversion feature of our debt to remain consistent in fiscal 2009, because the amortization is on a straight-line basis. Should there be any debt conversions in fiscal 2009, the interest will increase in order to accelerate the beneficial conversion feature related to the proportion of debt converted.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         We recorded tax expense of $85,000 in both fiscal 2008 and 2007. This expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill. We recorded a valuation allowance for our deferred tax asset because we concluded it is not likely we would be able to realize the tax assets due to the lack of profitable operating history. In the event that we determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made that we have met the more likely than not threshold for such recognition.

LOSS ON EXTINGUISHMENT OF DEBT

         In December, 2006, we negotiated a modification of the terms of our Senior Notes, to extend the maturity date from July 15, 2007 to July 15, 2010. In exchange for the extension, the interest rate increased from 10% per annum to 12% per annum, with the new, increased interest rate beginning to accrue on January 16, 2007, and continuing thereafter at that rate until maturity or the Senior Note is fully paid. All other terms and provisions of the Senior Notes remained unchanged. In connection with this matter, the placement agent received a commission of $87,000 together with a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.66 per share. The warrant has a three year term which expires in December 2009. Also, in connection with this matter, the note agent received an expense reimbursement of $14,000. In accordance with EIFT 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, the debt extension was accounted for as an extinguishment of the existing debt and the creation of the new debt. As a result, we recorded a one-time loss on extinguishment of debt of $162,000 resulting from the acceleration of interest expense accounted for as debt discount and deferred offering costs under the original terms of the senior debt. The direct expenses of $101,000 and the estimated fair value of the warrant of $42,000 were recorded as a deferred offering cost and both are being amortized as a component of interest expense over the term of the Senior Notes.

 RESULTS OF DISCONTINUED OPERATIONS

       On April 28, 2008, subsequent to the fiscal 2008 year end, we entered into an Asset Purchase Agreement (the "Agreement") with American Teleconferencing Services Ltd. (the "Purchaser"), a subsidiary of Premiere Global Services, Inc. The Agreement provided for the sale by iLinc of a majority of our audio conferencing assets. The closing of the transaction occurred on May 2, 2008. On the closing date, the Purchaser paid us $3.3 million, with an additional payment of $833,000 to be paid within ten days of the transition date (that is anticipated to be July 25, 2008) as defined in the Agreement. The gain on sale resulting from the transaction will be recorded as of the closing date, and accordingly reported in the first quarter of fiscal 2009. iLinc retained the Events portion of its audio conferencing business (the "Events Business") and expects to sell the Events Business as well in Fiscal 2009.

       Therefore, pursuant to the criteria established by SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, we have determined that all of our audio conferencing operations (i.e., the portion sold and the Events business retained) and related assets and liabilities should be classified as assets and liabilities "held-for-sale" as of March 31, 2008. Accordingly, our results of operations related to the audio conferencing business for the years ended March 31, 2008 and 2007 have been reclassified as income from discontinued operations.

         A summary of the assets and liabilities of the audio conferencing business held for sale are as follows:

                                                         -----------------------
                                                                MARCH 31
                                                         -----------------------
                                                            2008         2007
                                                         ----------   ----------
                                                             (IN THOUSANDS)
Assets:
Accounts receivable .................................    $      834   $    1,050
Property and equipment, net .........................           192          265
Goodwill ............................................         1,686        1,686
Intangible assets, net ..............................           433          677
                                                         ----------   ----------
Assets - held for sale ..............................    $    3,145   $    3,678
                                                         ----------   ----------

Liabilities:
Accounts payable ....................................    $      611   $      486
Accrued liabilities .................................           167          266
                                                         ----------   ----------
Liabilities - held for sale .........................    $      778   $      752
                                                         ==========   ==========

         A summary of the results from discontinued audio conferencing operations for the years ended March 31, 2008 and 2007 are as follows:

                                                         -----------------------
                                                           FOR THE YEAR ENDED
                                                                MARCH 31
                                                         -----------------------
                                                            2008         2007
                                                         ----------   ----------

Audio services revenues .............................    $    5,439   $    5,457
Cost of audio services revenues......................         3,371        3,528
                                                         ----------   ----------
Gross profit ........................................         2,068        1,929
Operating expenses ..................................           591          679
                                                         ----------   ----------
Income from discontinued operations .................         1,477        1,250
Interest expense ....................................            13           --
Gain on termination of service agreements with
  Affiliated Practices ..............................            --           10
                                                         ----------   ----------
Net income from discontinued operations .............    $    1,464   $    1,260
                                                         ==========   ==========


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Historically, we have generated cash from capital raising activities through the sale of our common and preferred stock, and from cash flow provided by operations. We have used cash to fund our operations but have not used cash to prepay or reduce debt although we have that option without penalty with our senior notes.

         Subsequent to the fiscal 2008 year end, on May 2, 2008, we closed a transaction in which we sold a majority of our audio conferencing assets and audio operations for $4.1 million in cash. As such, assets and liabilities related to the audio conferencing business have been classified as Held for Sale in our financial statements as of March 31, 2008 and 2007. We have collected $3.33 million of the purchase price and expect to receive an additional $833,000 in July of 2008. Of course discussions of working capital at March 31, 2008 do not take into account the $4.1 million in total cash that was received as a part of the audio conferencing sale that was closed subsequently on May 2, 2008.

         At March 31, 2008, we had working capital of $1.2 million compared to a working capital of $3.5 million at March 31, 2007. Total current assets were $5.1 million at March 31, 2008 compared to $7.5 million at March 31, 2007. The decrease in total current assets results principally from a decrease in accounts receivable of $853,000, which is consistent with a decrease in direct license revenues, a decrease in cash and cash equivalent and certificate of deposit of $519,000, a decrease in prepaid and other current assets of $494,000 due in part to the timing of annual contracts that were prepaid in addition to a decrease in the valuation of a warrant to one of our agents that is based on meeting specific sales targets. In addition, there was a decrease in assets held for sale of $533,000. Our accounts receivable, net of allowance for doubtful accounts were $627,000 and $1.5 million at March 31, 2008 and March 31, 2007, respectively. The decrease in receivables is consistent with the decrease in revenues year over year. Total current liabilities were $3.9 million at March 31, 2008 compared to $4.0 million at March 31, 2007. Contributing to the decrease in current liabilities were a $102,000 decrease in accrued liabilities primarily as a result of a decrease in accrued salaries and benefits of $46,000 and amounts payable to third party providers of $52,000, as well as reductions of $48,000 in the current portion of long-term debt and $71,000 in trade accounts payable. These decreases were partially offset by an increase of $75,000 in current portion of capital lease liabilities. Deferred revenue increased by $24,000 to $1.5 million at March 31, 2008 as the result of new license sales and renewals of annual maintenance and hosting agreements from our existing customer base.

         We plan to continue to focus on managing overhead while increasing revenue through subscription sales in an effort to return to positive cash flow and ultimately profitability in fiscal 2009. We believe that we will have sufficient working capital and liquidity to meet our operating needs, and to satisfy our contractual obligations in the next 12 months without the need to raise additional capital.


CASH FLOWS FROM CONTINUING OPERATIONS

         Cash used in operating activities was $1.8 million and $1.3 million during fiscal 2008 and 2007, respectively. In fiscal 2008, cash used in operating activities was primarily attributable to a loss from continuing operations of $3.6 million, offset by non-cash expenses of depreciation and amortization of $480,000, non-cash accretion of debt discount to interest expense of $202,000, reduction in accounts receivable of $684,000, a decrease in prepaid expenses and other current assets of $154,000, non-cash stock option expense of $171,000, an increase in the provision for bad debt of $169,000, warrant expense of $21,000, an increase in deferred revenue of $24,000 and non-cash tax expense of $85,000. These items were partially offset by a decrease in accounts payable and accrued liabilities of $166,000.

         Cash used in operating activities was $1.3 million during fiscal 2007. In fiscal 2007, cash used in operating activities was primarily attributable to a loss from continuing operations of $1.2 million. The loss from continuing operations was offset, by the non-cash accretion of debt discount to interest expense of $380,000, non-cash expenses of depreciation and amortization of $285,000, loss on debt extinguishment of $162,000, non-cash stock option expense of $140,000, an increase of $442,000 in deferred revenue, an increase in the provision for bad debts of $118,000, warrant expense of $15,000, gain on disposal of fixed assets of $2,000, and non-cash tax expense of $85,000. These items were offset by an increase in accounts receivable of $341,000, a decrease in prepaid expenses and other current assets of $41,000 and a decrease in accounts payable of $1.3 million.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities was $296,000 and $1.0 million in fiscal years 2008 and 2007, respectively. Cash used in investing activities during fiscal 2008 was primarily attributable to $263,000 in capitalized software development costs and $181,000 in capital expenditures. This was partially offset by $131,000 from investments in certificate of deposits, repayment of notes receivable of $14,000 and $3,000 from the sale of fixed assets. Cash used in investing activities during fiscal 2007 was primarily due to $504,000 in investments in certificates of deposit, $230,000 in capital expenditures and $367,000 in capitalized software development costs. This was partially offset by $43,000 collection on notes receivable and $9,000 in proceeds from the sale of software and fixed assets.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash used in financing activities was $302,000 in fiscal 2008. Cash provided by financing activities was $1.4 million in fiscal 2007. Cash used in financing activities in fiscal 2008 was attributable to the payment of dividends on preferred stock in the amount of $133,000, repayment of long term debt of $121,000 and the repayment of capital lease liabilities of $70,000, which was partially offset by $22,000 from the proceeds from the exercise of stock options. Cash provided by financing activities was attributable to $2.0 million in gross proceeds from the issuance of common stock in a private placement, which was partially offset with stock issuance costs of $263,000, repayment of $124,000 in long term debt, payment of $157,000 in preferred stock dividends and payment of financing costs of $101,000.

CASH FLOWS FROM DISCONTINUED OPERATIONS

         Cash provided by discontinued operations was $2.0 million and $1.6 million in fiscal 2008 and 2007, respectively.


OUTSTANDING INDEBTEDNESS AND PREFERRED STOCK

         We currently have outstanding unsecured subordinated convertible notes with a principal balance of $5.1 million due March 29, 2012, Senior Notes with a principal balance of $2.96 million due July 15, 2010, 105,000 issued and outstanding shares of Series A Convertible Preferred Stock and 55,000 issued and outstanding shares of Series B Convertible Preferred Stock. All of the foregoing securities were issued in connection with our capital raising activities.

         Outstanding Indebtedness

         In March 2002, we completed a private placement offering (the "Convertible Note Offering") that provided proceeds of $5.75 million that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, we issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of our common stock at the fixed price of $1.00 per share. We may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Notes offering, we also issued warrants to purchase 5,775,000 shares of our common stock, but those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using the Black-Scholes pricing model and a discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal years 2004, 2005 and 2006, holders with a principal balance totaling $675,000 converted their notes into 2,121,088 shares of our common stock at prices from $0.25 to $0.30 per share. No conversion of debt or acceleration of amortization of costs occurred during the years ended March 31, 2007 or 2008.

         In April of 2004, we completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, we issued $3,187,000 in unsecured senior notes and 1,634,550 shares of our common stock. The senior notes originally bore an interest rate of 10% per annum and accrued interest is due and payable on a quarterly basis, with principal due at maturity on July 15, 2007. The senior notes are redeemable by us at 100% of the principal value at any time. The notes and common stock were originally issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the original term of the notes, which was thirty-nine months. The senior notes are unsecured obligations of our company but are senior in right of payment to all existing and future indebtedness of our company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance and accrued interest totaling $225,800 converted their senior notes and accrued interest into 903,205 share of our common stock at a price of $0.25 per share. No conversion of debt to equity or acceleration of amortization of costs related to such conversions occurred during the years ended March 31, 2007 or 2008. In December, 2006, we negotiated a modification of the terms of the senior notes to extend the maturity date to July 15, 2010. In exchange for the three year extension, the interest rate increased to 12% per annum effective on January 16, 2007. All other terms and provisions of the senior notes remained unchanged. The direct expenses of the note amendment was $101,000, and the estimated fair value of the warrant issued to the placement agent of $42,000 were recorded as a deferred offering cost and both are being amortized as a component of interest expense over the remaining term of the senior notes.

         Preferred Stock

         On September 16, 2003, we completed our private placement of Series A convertible preferred stock with detachable warrants to purchase 750,000 shares of common stock, providing $1,500,000 in gross proceeds. We originally issued 150,000 shares of Series A Preferred Stock that converts to 3,000,000 shares of common stock. The warrants were immediately exercisable at a price of $1.50 per share and expired on September 16, 2006. We pay an 8% dividend to holders of the

Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 were considered a deemed dividend in the calculation of loss per share. During fiscal years 2005 and 2006, holders of 35,000 shares converted to 700,000 shares of common stock. During fiscal 2007, holders of 12,500 shares of Series A Preferred Stock converted those shares into 250,000 shares of the Company's common stock. During fiscal 2008, holders of 10,000 shares of Series A Preferred Stock converted those shares into 200,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

         On December 31, 2005, we completed our private placement of Series B convertible preferred stock, with detachable warrants. We originally issued 70,000 shares of Series B Preferred Stock that converts to 2,800,000 shares of common stock, if all converted and warrants to purchase 700,000 shares of common stock. The Series B Preferred Stock bears an 8% dividend. The dividend is cumulative, and the Series B Preferred Stock is non-voting and non-participating. The shares of Series B Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The warrants that are exercisable at an exercise price equal to $0.50 per share expire on September 30, 2008. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of earnings/loss per share. During the 2007 fiscal year, holders of 10,500 shares of Series B Preferred Stock converted those shares into 420,000 shares of our common stock. During the 2008 fiscal year, holders of 4,500 shares of Series B Preferred Stock converted those shares into 180,000 shares of our common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

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

REVENUE RECOGNITION

         Our revenues are generally classified into three main categories: software license revenues, subscription and hosting services revenues and software maintenance and other services revenues. Software license revenues are generated from the sale of our iLinc suite of Web conferencing software on a software purchase model basis and from the sale of our off-the-shelf courseware. Subscription and hosting services revenues are generated from the sale of our iLinc Suite of Web conferencing software on an Application Service Provider ("ASP") model basis and the sale of our iLinc Suite software on a per-minute basis, as well as, all service contracts that might include hosting services. Software maintenance and other services revenues are generated from the sale of maintenance contracts related to our iLinc suite of Web conferencing software on a purchase model.

SALES OF SOFTWARE LICENSES

         Because we offer the iLinc Suite software in one of two forms, the first being a purchase model and the second being a subscription model, we have separate revenue recognition policies applicable to each licensing model. With each sale of our Web conferencing products and services, we execute written contracts with our customers that govern the terms and conditions of each software license sale, hosting agreement, maintenance and support agreement, and other services arrangements.

         In connection with our sales of software licenses, whether on a purchase model basis or periodic license basis, we adopted Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION as issued by the American Institute of Certified Public Accountants. In accordance with SOP 97-2, we recognize revenue from the sale of software licenses if all of the following conditions are met: first, there is persuasive evidence of an arrangement with the customer; second, the product has been delivered to the customer; third, the amount of the fees to be paid by the customer is fixed or determinable; and, fourth, collection of the fee is probable.

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

         At the time of the sale of our software licenses on a purchase license basis, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction before recording immediate revenue recognition, assuming all other elements of revenue recognition are present. Billings to our customers are generally due within 60 to 90 days, with payment terms up to 180 days available to customers. We believe that we have sufficient history of collecting all amounts within these normal payment terms and to conclude that the fee is fixed or determinable at the time of the perpetual license sale. We consider all arrangements with payment terms longer than 180 days not to be fixed or determinable and for arrangements involving the extended payment terms exceeding 180 days, revenue recognition occurs when payments are collected, assuming all other elements of revenue recognition are present.

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

         As part of our perpetual license model, we offer both a concurrent seat and an Enterprise license. Under the iLinc Enterprise model, customers pay a one-time up-front fee for unlimited, organization-wide Web conferencing, with revenue recognized at the time of the sale of the Enterprise Unlimited perpetual license. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise Unlimited license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise Unlimited license agreement and that is approximately equivalent to the 12% to 18% charged for concurrent seat perpetual license contracts. Customers may expand the number of active seats available to them at any time with a corresponding increase in annual maintenance and hosting fees being charged with the additional revenue recognized on a straight-line basis over the period of the contract.

SALES OF CONCURRENT LICENSES ON A SUBSCRIPTION AND PER-MINUTE BASIS

         In addition to that purchase model software sale, we also offer a subscription license model. A subscription license may be obtained on a concurrent seat basis, a named user basis or a pay-per-minute basis. Under the concurrent seat basis, customers subscribe to a certain number of concurrent connections (or seats) for a fixed period, often a year. Under the named user basis, customers enroll certain designated named users (or hosts) which have an assigned room for a period of time, again often a year but also on a month-to-month basis as well. Under both the concurrent seat and named user basis, we recognize the revenue associated with these monthly, fixed-fee subscription arrangements each month on a straight-line basis over the term of the agreement. Pay-per-minute customers pay as they use the product with a per-minute rate varying by the service used. The per-minute basis, and fees that include overage for use on a per-minute basis in excess of a customers' concurrent or name-user seats are charged at the end of each month and recorded as revenue at the end of each month as the services are provided. Customers with contractually established minimum per-minute fees are assessed the greater of the established minimum or the actual usage at the end of each month. Pay-per-minute customers often provide payment with credit cards.

SALES OF MAINTENANCE, HOSTING, AND OTHER RELATED SERVICES

         We offer with each sale of our software products a software maintenance, upgrade, and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold on a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12-month terms with maintenance contracts available up to 36 months. The Company typically charges 12% to 18% of the software purchase price for a 12-month contract with discounts available for longer-term agreements. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise license agreement and that is approximately equivalent to the 12% to 18% charged for concurrent seat perpetual license contracts.

         We also typically charge 8% to 10% for hosting of purchase model software sales for customers who do not wish to install and host the iLinc Suite on their own premises or that of a co-location facility. Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis.

         Revenues from consulting, training, and education services are recognized either as the services are performed, ratably over a subscription period, or upon completing a project milestone if defined in the agreement. These consulting, training, and education services, are not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills, and are often performed by our customers or our VAR's customers without access to those services.

         Implementation, consulting, training, translation and other event-type services may also be sold in conjunction with the sale of our software products. Those services are generally recognized as the services are performed or earlier when all other revenue recognition criteria have been met. Although we may provide implementation, training and consulting services on a time and materials basis, a significant portion of these services have been provided on a fixed-fee basis.

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

SALES OF CUSTOM CONTENT DEVELOPMENT SERVICES

         A component of our software maintenance and other services revenue is derived from custom content development services. These custom content development services are primarily outsourced to a subcontractor, Interactive Alchemy. Our agreement with our subcontractor ended in May 2008 and therefore we do not expect to earn custom content revenue after May 2008. For contracts and revenues related exclusively to custom content development services, that were earned in fiscal 2008 and 2007, we recognized revenue and profit as work progressed on custom content service contracts using the percentage-of-completion method. Customers sometimes requested modifications to projects in progress which resulted in revisions to cost estimates and profit recognition. If this arose, the provision for any estimated losses on uncompleted custom content service contracts were made in the period in which such losses became evident. There were no such losses at March 31, 2007 or 2008 for any custom content development services.

SALES BY OUR PARTNERS

         We have engaged organizations within the United States of America and in other countries that market and sell our products and services through their sales distribution channels that are value added resellers (VARs). The VARs primarily sell, on a non-exclusive basis, our iLinc suite of Web conferencing products and services. Our VAR contracts have terms of two to five years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. Each VAR purchases the product from us and resells the product to its customers. Under those VAR agreements, we record only the amount paid by the VAR as revenue and recognize revenue when all revenue recognition criteria have been met. We also engage organizations that act as mere agents or distributors of its products ("Agents"), without title passing to the Agent and with the Agent only receiving a commission on the consummation of the sale to our customer. We record revenue on sales by Agents on a gross basis before commissions due to the Agent and only when all revenue recognition criteria are met as would be with a sale by us directly to a customer not involving an agent.

SALES RESERVE

         The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded, if at all, as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported. As of March 31, 2008 and 2007, we did not believe that an accrual for sales reserves was necessary, and we will continue to assess the adequacy of the sales reserve account balance on a quarterly basis.

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

         The allowance for doubtful accounts is $30,000 and $117,000, respectively, as of March 31, 2008 and 2007 and is based on our historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

SOFTWARE DEVELOPMENT COSTS

         We account for software development costs in accordance with Statements of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Costs of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. In May of 2006, we began production of version 9 of our Web conferencing software. In accordance with SFAS No. 86, we began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project. As of March 31, 2008 and 2007, we capitalized costs totaling $631,000 and $367,000, respectively. Version 9 was completed and released to customers in June 2007. In July 2007, we began amortization of these capitalized costs, using straight-line amortization over a three year period.

INTANGIBLE ASSETS

         On April 1, 2002, we adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS and as a result, our goodwill is no longer amortized. SFAS No. 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. We have made acquisitions of companies having operations or technology in areas within our strategic focus and have recorded goodwill and other intangible assets associated with our acquisitions. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. We have determined that impairment of that goodwill and intangible assets was not required. Our management believes no such impairment exists at March 31, 2008.

         Debt issuance costs are amortized using the straight-line method over the term of the related debt obligations.

         Other intangibles primarily consist of the allocation of purchase consideration, specifically related to purchased software and customer relationship intangibles from acquisitions in 2002 and 2004. Such other intangibles are amortized over their expected benefit period of 24 to 72 months.

INCOME TAXES

         We utilize the liability method of accounting for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse.

         We recorded a valuation allowance for our deferred tax asset because we concluded it is not likely we would be able to realize the tax assets due to the lack of profitable operating history of our implementation of the Web conferencing business plan. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made that we have met the more likely than not threshold for such recognition.

         The Company is subject to income taxes in the U.S. Significant judgment is required in evaluating uncertain tax positions and determining the company's provision for income taxes. Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 contains a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement.

         Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions as well as related interest and penalties.

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies are required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R became effective for us for periods beginning after March 31, 2006 and allows for several alternative transition methods. We adopted SFAS 123R effective April 1, 2006, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the option's effective date. We elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the Consolidated Statement of Operations and total compensation cost related to non-vested awards not yet recognized, as determined under the original provisions of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, must also be recognized in the Consolidated Statement of Operations as vesting occurs.

GUARANTEES AND INDEMNIFICATIONS

         We provide a limited 90-day warranty for certain of our software products. Historically, claims by customers under this limited warranty have been very minimal, and as such, no warranty accrual has been provided for in the consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45 GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS -- AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND RESCISSION OF FIN 34. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

         Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a director and officer liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal and have no liabilities recorded for these agreements as of March 31, 2008.

         We enter into indemnification provisions under (i) our agreements with other companies in our ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) our agreements with investors. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

         On February 15, 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of our 2009 fiscal year is permissible, provided we have not yet issued interim financial statements for 2009 and have adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this Standard.

         In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet adopted the provisions of SFAS No. 161, but do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

         In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R, SHARE-BASED PAYMENT. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understood that such detailed information about employee exercise behavior may not have been widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. We do not believe that this will have an impact on our consolidated financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). We will adopt this Statement beginning April 1, 2009. We do not believe that this will have an impact on our consolidated financial position, results of operations or cash flows.

         In December 2007, the FASB, issued FAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This Statement replaces FASB Statement No. 141, BUSINESS COMBINATIONS, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. We will adopt this statement beginning April 1, 2009. We do not believe that this will have an impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The disclosure is not applicable because iLinc is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm.................   31

Consolidated Balance Sheets at March 31, 2008 and 2007..................   32
Consolidated Statements of Operations
      for the years ended March 31, 2008 and 2007 ......................   33
Consolidated Statements of Shareholders' Equity
     for the years ended March 31, 2008 and 2007........................   34
Consolidated Statements of Cash Flows
     for the years ended March 31, 2008 and 2007........................   35
Notes to Consolidated Financial Statements..............................   36

FINANCIAL STATEMENTS SCHEDULE:

All other schedules are omitted because they are not applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors of iLinc Communications, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of iLinc Communications, Inc. and subsidiaries as of March 31, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iLinc Communications, Inc. and subsidiaries as of March 31, 2008 and 2007 and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, effective April 1, 2007, the Company adopted FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB NO. 109.

As discussed in Note 16 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of April 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."

/s/  Moss Adams LLP
     Scottsdale, Arizona
     June 27, 2008

                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     MARCH 31,       MARCH 31,
                                                                       2008            2007
                                                                   ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................................   $        669    $      1,057
  Certificates of deposit ......................................            373             504
   Accounts receivable, net of allowance for doubtful
    accounts of $30 and $117, at March 31, 2008 and 2007,
    respectively ...............................................            627           1,480
  Note receivable ..............................................             --              14
  Prepaid expenses and other current assets ....................            272             766
   Held for sale - assets ......................................          3,145           3,678
                                                                   ------------    ------------
      Total current assets .....................................          5,086           7,499

  Property and equipment, net ..................................            566             426
  Goodwill .....................................................          9,520           9,520
  Intangible assets, net .......................................            869             879
  Other assets .................................................             14              14
                                                                   ------------    ------------
      Total assets .............................................   $     16,055    $     18,338
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ...........................   $         95    $        143
   Accounts payable trade ......................................            612             683
   Accrued liabilities .........................................            751             853
   Current portion of capital lease liabilities ................            120              45
   Deferred revenue ............................................          1,507           1,483
    Held for sale - liabilities ................................            778             752
                                                                   ------------    ------------
      Total current liabilities ................................          3,863           3,959

  Long-term debt, less current maturities, net of discount and beneficial conversion feature of $791 and $993, at
      March 31, 2008 and 2007, respectively ....................          7,535           7,406

  Capital lease liabilities, less current maturities ...........            256             223
  Deferred tax liability .......................................            384             299
                                                                   ------------    ------------
      Total liabilities ........................................         12,038          11,887

Commitments and contingencies

Shareholders' equity:
   Preferred stock series A and B, 10,000,000 shares authorized:
   Preferred stock series A, $.001 par value, 105,000 and
     115,000 shares issued and outstanding, liquidation
     preference of $1,050,000 and $1,150,000, at March 31,
     2008 and 2007, respectively ...............................             --              --
   Preferred stock series B, $.001 par value, 55,000 and
     59,500 shares issued and outstanding, liquidation
     preference of $550,000 and $595,000, at March 31, 2008
     and 2007, respectively ....................................             --              --
   Common  stock, $.001 par value, 100,000,000 shares
     authorized, 35,456,228 and 35,017,843 issued, at March
     31, 2008 and 2007, respectively ...........................             35              35
   Additional paid-in capital ..................................         46,498          46,614
   Accumulated deficit .........................................        (41,108)        (38,790)
   Less: 1,432,412 treasury shares at cost .....................         (1,408)         (1,408)
                                                                   ------------    ------------
      Total shareholders' equity ...............................          4,017           6,451

      Total liabilities and shareholders' equity ...............   $     16,055    $     18,338
                                                                   ============    ============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.




                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED      YEAR ENDED
                                                           MARCH 31, 2008  MARCH 31, 2007
                                                            ------------    ------------
Revenues
   Software licenses ....................................   $      3,235    $      4,177
   Subscription and hosting services ....................          2,810           2,044
   Software maintenance and other services ..............          2,768           2,517
                                                            ------------    ------------
       Total revenues ...................................          8,813           8,738
                                                            ------------    ------------

Cost of revenues
   Software licenses ....................................            126             131
   Subscription and hosting services ....................            437             383
   Software maintenance and other services ..............            803             787
   Amortization of technology ...........................            158              --
                                                            ------------    ------------
     Total cost of revenues .............................          1,524           1,301
                                                            ------------    ------------

Gross profit ............................................          7,289           7,437
                                                            ------------    ------------

Operating expenses
   Research and development .............................          2,127           1,116
   Sales and marketing ..................................          4,571           3,343
   General and administrative ...........................          2,772           2,405
                                                            ------------    ------------
     Total operating expenses ...........................          9,470           6,864
                                                            ------------    ------------
(Loss) income from operations ...........................         (2,181)            573
                                                            ------------    ------------

Interest expense ........................................         (1,242)           (993)
Amortization of beneficial debt conversion ..............           (116)           (531)
                                                            ------------    ------------
      Total interest expense ............................         (1,358)         (1,524)
Net gain  on settlement of debt and other obligations ...             --               8
Loss on extinguishment of debt ..........................             --            (162)
Interest income (charges) and other .....................            (24)            (14)
                                                            ------------    ------------
Loss from continuing operations before income taxes .....         (3,563)         (1,119)
Income taxes ............................................            (85)            (85)
                                                            ------------    ------------

Loss from continuing operations .........................         (3,648)         (1,204)
Income from discontinued operations .....................          1,464           1,260
                                                            ------------    ------------
Net (loss) income .......................................         (2,184)             56
   Series A and B preferred stock dividends .............           (134)           (153)
   Imputed preferred stock dividends ....................             --              --
                                                            ------------    ------------
Loss available to common shareholders ...................   $     (2,318)   $        (97)
                                                            ============    ============
 (Loss) income per common share, basic and diluted
   From continuing operations ...........................   $      (0.11)   $      (0.04)
   From discontinued operations .........................           0.04            0.04
                                                            ------------    ------------
     (Loss) income per common share .....................   $      (0.07)   $       0.00
                                                            ============    ============

Number of shares used in calculation of (loss)
income per share:
   Basic and diluted ....................................         33,881          32,110
                                                            ============    ============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.




                                           ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                         (IN THOUSANDS)


                                     CONVERTIBLE
                                   PREFERRED STOCK         COMMON STOCK      ADDITIONAL                             TOTAL
                                 --------------------   -------------------    PAID-IN   ACCUMULATED  TREASURY  SHAREHOLDERS'
                                  SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT     STOCK       EQUITY
                                 --------    --------   --------   --------   --------    --------    --------    --------
Balances, April 1, 2006 ......        197    $     --     28,923   $     29   $ 44,228    $(38,479)   $ (1,408)   $  4,370

Cumulative effect of
   adjustments from
   adoption of SAB 108 .......         --          --         --         --         --        (214)         --        (214)
Adjusted Balances, April
   1, 2006 ...................        197    $     --     28,923   $     29   $ 44,228    $(38,693)   $ (1,408)   $  4,156

Warrant grant ................         --          --         --         --         57          --          --          57
Series A preferred stock
   dividends .................         --          --         --         --         --        (101)         --        (101)
Series B preferred stock
   dividends .................         --          --         --         --         --         (52)         --         (52)
Vesting of restricted
   stock grant ...............         --          --         --         --         41          --          --          41
Fair value of unvested
   warrant issued in agent
   agreement .................         --          --         --         --        467          --          --         467
Stock option compensation
   expense ...................         --          --         --         --        110          --          --         110
Conversion of Preferred A
   stock to common stock .....        (12)         --        250         --         --          --          --          --
Conversion of Preferred B
   stock to common stock .....        (10)         --        420          1         (1)         --          --          --
Issuance of common stock
   in private placement ......         --          --      5,405          5      1,995          --          --       2,000
Costs incurred in connection
   with issuance of common
   stock in private
   placement .................         --          --         --         --       (288)         --          --        (288)
Stock option exercises .......         --          --         19         --          5          --          --           5
Net income ...................         --          --         --         --         --          56          --          56
                                 --------    --------   --------   --------   --------    --------    --------    --------
Balances, March 31, 2007 .....        175    $     --     35,017   $     35   $ 46,614    $(38,790)   $ (1,408)   $  6,451
Warrant grant ................         --          --         --         --         21          --          --          21
Series A preferred stock
   dividends .................         --          --         --         --         --         (87)         --         (87)
Series B preferred stock
   dividends .................         --          --         --         --         --         (47)         --         (47)
Vesting of restricted
   stock grant ...............         --          --         --         --         41          --          --          41
Fair value of unvested
   warrant issued in agent
   agreement .................         --          --         --         --       (344)         --          --        (344)
Stock option compensation
   expense ...................         --          --         --         --        143          --          --         143
Conversion of Preferred A
   stock to common stock .....        (10)         --        200         --         --          --          --          --
Conversion of Preferred B
   stock to common stock .....         (5)         --        180         --         --          --          --          --
Stock option exercises .......         --          --         59         --         23          --          --          23
Net loss .....................         --          --         --         --         --      (2,184)         --      (2,184)
                                 --------    --------   --------   --------   --------    --------    --------    --------
Balances, March 31, 2008 .....        160    $     --     35,456   $     35   $ 46,498    $(41,108)   $ (1,408)   $  4,017
                                 ========    ========   ========   ========   ========    ========    ========    ========

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.




                           ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)

                                                                  FOR THE YEAR    FOR THE YEAR
                                                                 ENDED MARCH 31, ENDED MARCH 31,
                                                                      2008            2007
                                                                  ------------    ------------
Cash flows from continuing operating activities:
Net (loss) income .............................................   $     (2,184)   $         56
Less:  Income from discontinued operations ....................         (1,464)         (1,260)
                                                                  ------------    ------------
Net loss from continuing operations ...........................   $     (3,648)   $     (1,204)
Adjustments to reconcile loss from continuing operations to
cash provided by (used in) continuing operating activities:
   Provision for bad debts ....................................            169             118
   Gain on disposal of fixed assets ...........................             --               2
   Loss on debt extinguishment ................................             --             162
   Depreciation and amortization ..............................            480             285
   Warrant expense ............................................             21              15
   Deferred income tax expense ................................             85              85
   Stock compensation expense .................................            171             140
   Net gain on settlement of debt and other obligations .......             --              (8)
   Accretion of debt discount to interest expense .............            202             380
Changes in operating assets and liabilities, net of
business acquisitions:
     Decrease (increase) in accounts receivable ...............            684            (341)
     Decrease (increase) in prepaid expenses and other
     current assets ...........................................            152             (41)
     (Increase) in other assets ...............................             --              (4)
     (Decrease) in accounts payable and accrued liabilities ...           (166)         (1,321)
     Increase  in deferred revenue ............................             24             442
                                                                  ------------    ------------
        Net cash used in operating activities .................         (1,826)         (1,290)
                                                                  ------------    ------------

Cash flows from investing activities:
   Capital expenditures .......................................           (181)           (230)
   Capitalization of software development costs ...............           (263)           (367)
   Investment in certificates of deposit ......................            131            (504)
   Proceeds from sale of software and fixed assets ............              3               9
   Repayment of notes receivable ..............................             14              43
                                                                  ------------    ------------
        Net cash used in investing activities .................           (296)         (1,049)
                                                                  ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock .....................             --           2,000
   Proceeds from issuance of preferred stock ..................             --              --
   Preferred stock dividends ..................................           (134)           (157)
   Proceeds from issuance of long-term debt ...................             --              --
   Stock issuance expense .....................................             --            (263)
   Proceeds from exercise of stock options ....................             23               5
   Proceeds from exercise of stock warrants ...................             --              --
   Repayment of long-term debt ................................           (121)           (124)
   Repayment of capital lease liabilities .....................            (70)             (3)

   Financing costs incurred ...................................             --            (101)
                                                                  ------------    ------------
        Net cash (used in) provided by financing activities ...           (302)          1,357
                                                                  ------------    ------------

Cash flows from continuing operations .........................         (2,424)           (982)
Net cash flow provided by operating activities from
   discontinued operations ....................................          2,016           1,646
Net cash flow provided by (used in) investing activities
   from discontinued operations ...............................             20             (10)
Net cash flow used in financing activities from
   discontinued operations ....................................             --             (63)
                                                                  ------------    ------------
        Net change in cash and cash equivalents ...............           (388)            591
Cash and cash equivalents, beginning of period ................          1,057             466
                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................   $        669    $      1,057
                                                                  ============    ============


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
                            SEE SUPPLEMENTAL SCHEDULE IN FOOTNOTE 14.


                                               35

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Headquartered in Phoenix, Arizona, iLinc Communications, Inc., is a leading provider of Web conferencing software and services. The Company's four-product iLinc Suite, comprised of LearnLinc, MeetingLinc, ConferenceLinc, and SupportLinc, is an award winning virtual classroom, Web conferencing and collaboration suite of software. The Company's software is based on a proprietary architecture and code that finds its origins as far back as 1994, in what the Company believes to be the beginnings of the Web conferencing industry. Versions of the iLinc Suite have been translated into six languages, and it is currently available in version 10. The Company's customers may choose from several different pricing and licensing options for the iLinc Suite depending upon their needs. Uses for the four-product suite of Web collaboration software include online business meetings, sales presentations, training sessions, product demonstrations and technical support assistance. The Company markets its products using a direct sales force and an indirect distribution channel consisting of agents, value added resellers and OEM partners. The Company allows its customers to choose between purchasing a perpetual license and subscribing to a term license. The Company's revenues are a mixture of high margin perpetual and subscription licenses of software, monthly recurring revenues from subscription licenses, as well as annual maintenance, hosting and support agreements and other products and services.

         The Company maintains corporate headquarters in Phoenix, Arizona and has occupied that 9,100 square foot Class A facility since the Company's inception in 1998. The Phoenix lease requires a monthly rent and operating expenses of approximately $25,000 and will expire on February 28, 2012. On December 27, 2007, the Company amended the lease slightly to incorporate certain improvements made to the space. The Company also maintains a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research and development and technical support. On July 5, 2006, the Company amended the New York lease that now expires on June 30, 2009. The New York lease requires a monthly rent and operating expenses of approximately $4,000. In addition, the Company maintains an 8,000 square foot Class A facility in Springville, Utah with a historical emphasis on audio conferencing operations. The Utah facility will be closed upon the transition of audio conferencing operations.

         The Company began operations in March of 1998 in a different industry, with its formation including the simultaneous rollup of fifty private businesses and a simultaneous initial public offering. The Company changed its name to iLinc Communications, Inc. in February 2004.


2.       DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

       On April 28, 2008, subsequent to the fiscal 2008 year end, the Company entered into an Asset Purchase Agreement (the "Agreement") with American Teleconferencing Services Ltd. (the "Purchaser"), a subsidiary of Premiere Global Services, Inc. The Agreement provided for the sale by the Company of a majority of its audio conferencing assets. The closing of the transaction occurred on May 2, 2008. On the closing date, the Purchaser paid the Company $3.3 million, with an additional payment of $833,000 to be paid within ten days of the transition date (anticipated to be July 25, 2008) as defined in the Agreement. As further consideration, Purchaser will tender on or before June 1, 2009 an earn-out payment, if any, the product of 1.25 times the amount that the Purchaser earns in revenue from the acquired customer accounts in excess of $2.7 million during the twelve months after closing. Additionally, on May 13, 2008, the Purchaser paid $558,000 for the Company's identified audio conferencing accounts receivable that was less than 90 days old, and will pay thereafter 103% of the accounts receivable collected from those audio conferencing accounts in excess of the initial payment. The gain on sale resulting from the transaction will be recorded as of the closing date, and accordingly reported in the first quarter of fiscal 2009. The Company retained the Events portion of its audio conferencing business (the "Events Business"), but expects to sell that portion of the business during fiscal 2009. The Company sold its audio conferencing assets due to continued price pressure for the market's perception of a commoditized product in regards to audio conferencing, and as a result the Company experienced continued margin contraction. The Company sold these assets to provide cash to enable it to focus on its Web conferencing product.

         Therefore, pursuant to the criteria established by SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, the Company has determined that all of its audio conferencing operations (i.e., the portion sold and the Events business retained) and related assets and liabilities should be classified as assets and liabilities "held-for-sale" as of March 31, 2008. And, the Company's results of operations related to its audio conferencing business for the years ended March 31, 2008 and 2007 have been reclassified as income from discontinued operations.

         A summary of the assets and liabilities of the audio conferencing business held for sale are as follows:

                                                      -------------------------
                                                        MARCH 31      MARCH 31
                                                      -----------   -----------
                                                         2008           2007
                                                      -----------   -----------
                                                            (IN THOUSANDS)
    Assets:
    Accounts receivable ............................  $       834   $     1,050
    Property and equipment, net ....................          192           265
    Goodwill .......................................        1,686         1,686
    Intangible assets, net .........................          433           677
                                                      -----------   -----------
    Assets - held for sale .........................  $     3,145   $     3,678
                                                      ===========   ===========

    Liabilities:
    Accounts payable ...............................  $       611   $       486
    Accrued liabilities ............................          167           266
                                                      -----------   -----------
    Liabilities - held for sale ....................  $       778   $       752
                                                      ===========   ===========


         A summary of the results from discontinued operations for the years ended March 31, 2008 and 2007 are as follows:

                                                      -------------------------
                                                          FOR THE YEAR ENDED
                                                               MARCH 31
                                                      -------------------------
                                                         2008           2007
                                                      -----------   -----------
    Audio services revenues ........................  $     5,439   $     5,457
    Cost of audio services revenues ................        3,371         3,528
                                                      -----------   -----------
    Gross profit ...................................        2,068         1,929
    Operating expenses .............................          591           679
                                                      -----------   -----------
    Income from discontinued operations ............        1,477         1,250
    Interest expense ...............................           13            --
    Gain on termination of service agreements with
      Affiliated Practices .........................           --            10
                                                      -----------   -----------
    Net income from discontinued operations ........  $     1,464   $     1,260
                                                      ===========   ===========

There was no tax effect within the discontinued operations.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION OF PREVIOUSLY REPORTED FIGURES

       The consolidated statement of operations for the twelve months ended March 31, 2007 has a reclassification of revenues and cost of revenues derived from subscription and hosting services and audio services. Revenues and cost of revenues from these sources were combined in the prior year's financial statements and have been retroactively reclassified for comparative purposes. All audio services revenues and cost of revenues, as well as audio services operating expenses have been reclassified as discontinued operations.

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

REVENUE RECOGNITION

         The Company's revenues are generally classified into three main categories: software license revenues, subscription and hosting services revenues and software maintenance and other services revenues. Software license revenues are generated from the sale of the Company's iLinc suite of Web conferencing software on a software purchase model basis and from the sale of its off-the-shelf courseware. Subscription and hosting services revenues are generated from the sale of its iLinc Suite of Web conferencing software on a subscription basis, the sale of its iLinc Suite software on a per-minute basis, as well as, all service contracts that might include hosting. Software maintenance and other services revenues are generated from the sale of maintenance contracts related to its iLinc suite of Web conferencing software on a purchase model basis, training, recording and storage fees and from the sale of professional services that are associated with its custom content development services.

Sales of Software Licenses

         Because the Company offers the iLinc Suite software in one of two forms, the first being a purchase model and the second being a subscription model, the Company has separate revenue recognition policies applicable to each licensing model. With each sale of its Web conferencing products and services, the Company executes written contracts with its customers that govern the terms and conditions of each software license sale, hosting agreement, maintenance and support agreement and other services arrangements.

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

         At the time of the sale of its software license on a purchase license basis, the Company assesses whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction before recording immediate revenue recognition, assuming all other elements of revenue recognition are present. Billings to its customers are generally due within 60 to 90 days, with payment terms up to 180 days available to certain customers. The Company believes that it has sufficient history of collecting all amounts within these normal payment terms and to conclude that the fee is fixed or determinable at the time of the perpetual license sale.

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

Sales of Concurrent Licenses on an ASP and Per-Minute Basis

         In addition to the purchase model software sale, the Company also offers a subscription license and a pay-per-minute usage based model. Under its subscription model, a customer may subscribe to a certain number of concurrent connections (or seats) for a fixed period, often a year. Under this subscription method, the Company recognizes the revenue associated with these monthly, fixed-fee subscription arrangements each month on a straight-line basis over the term of the agreement in accordance with EITF 00-03 APPLICATION OF AICPA SOP 97-2 TO ARRANGEMENTS THAT INCLUDE THE RIGHT TO USE SOFTWARE STORED ON ANOTHER ENTITY'S HARDWARE. Pay-per-minute fees that include usage fees and overage fees are charged at the end of each month and recorded as revenue at the end of each month as the services are provided.

Sales of Maintenance, Hosting and Other Related Services

         The Company offers with each sale of its software products a software maintenance, upgrade and support arrangement. These contracts may be elements in a multiple-element arrangement or may be sold on a stand-alone basis. Revenues from maintenance and support services are recognized ratably on a straight-line basis over the term that the maintenance service is provided. Maintenance contracts typically provide for 12-month terms with maintenance contracts available up to 36 months. The Company typically charges 12% to 18% of the software purchase price for a 12-month contract with discounts available for longer-term agreements. The Company also typically charges 8% to 10% of the software purchase price for hosting of purchase model software sales for customers who do not wish to install and host the iLinc Suite on their own premises or that of a co-location facility. Charges for hosting are likewise spread ratably over the term of the hosting agreement, with the typical hosting agreement having a term of 12 months, with renewal on an annual basis. The annual maintenance and support fees and hosting fees associated with an iLinc Enterprise license are based upon a fixed rate per seat license that is active on each annual anniversary of the iLinc Enterprise license agreement and that is approximately equivalent to the 12% to 18% charged for concurrent seat perpetual license contracts.

         Revenues from consulting, training and education services are recognized either as the services are performed, ratably over a subscription period, or upon completing a project milestone if defined in the agreement. These consulting, training and education services are not considered essential to the functionality of its products as these services do not alter the product capabilities, do not require specialized skills and are often performed by its customers or its VAR's customers without access to those services.

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

Sales by VARs and Agents

         The Company has engaged organizations within the United States of America and in other countries that market and sell its products and services through their sales distribution channels that are value added resellers (VARs). The VARs primarily sell, on a non-exclusive basis, its iLinc suite of Web conferencing products and predominately sell purchase-model perpetual licenses for installation and hosting by the VAR's customer. The Company's VAR contracts have terms of two to five years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. Each VAR purchases the product from the Company and resells the product to its customers. Under those VAR agreements, the Company records only the amount paid by the VAR as revenue and recognizes revenue when all revenue recognition criteria have been met. The Company also engages organizations that act as mere agents or distributors of its products ("Agents"), without title passing to the Agent and with the Agent only receiving a commission on the consummation of the sale to its customer. The Company records revenue on sales by Agents on a gross basis before commissions due to the Agent and only when all revenue recognition criteria are met as would be with a sale by the Company directly to a customer not involving an agent.

Sales Reserve

         The sales reserve is an estimate for losses on receivables resulting from customer credits, cancellations and terminations and is recorded, if at all, as a reduction in revenue at the time of the sale. Increases to sales reserve are charged to revenue, reducing the revenue otherwise reportable. The sales reserve estimate is based on an analysis of the historical rate of credits, cancellations and terminations. The accuracy of the estimate is dependent on the rate of future credits, cancellations and terminations being consistent with the historical rate. If the rate of actual credits, cancellations and terminations is different than the historical rate, revenue would be different from what was reported. As of March 31, 2008 and 2007, the Company did not believe that an accrual for sales reserve was necessary, but continues to assess the adequacy of the sales reserve account balance on a quarterly basis.

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

         The allowance for doubtful accounts for iLinc Web conferencing product sales was $30,000 and $117,000 as of March 31, 2008 and 2007, respectively, and is based on its historical collection experience. Any adjustments to these accounts are reflected in the income statement for the current period, as an adjustment to revenue in the case of the sales reserve and as a general and administrative expense in the case of the allowance for doubtful accounts.

BARTER TRANSACTIONS

         In accordance with Accounting Principles Board ("APB") Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and SFAS No. 153, EXCHANGES ON NONMONETARY ASSETS, for the 12 months ended March 31, 2007, the Company recorded license sale revenues as a result of certain barter transactions that involved the exchange of hardware or services from various providers. As the exchanges related to either dissimilar assets or were similar but otherwise recognizable assets, thus the exchange was considered a culmination of the earnings process, and therefore the Company recorded the sale of its software as software license revenue at the exchanged fair value of the hardware or services received. There were no material barter transactions in the 12 months ended March 31, 2008.

         On September 28, 2006, the Company entered into a reciprocal OEM agreement with a provider of TDM and IP capable conferencing bridges and media servers. The provider purchased a private label OEM license in a barter exchange in which the Company acquired hardware conferencing bridges for use by the Company. The Company recognized $225,000 of license revenue related to this barter transaction. The Company recorded an asset with a value of $255,000, paid $30,000 and recorded $30,000 of depreciation expense through March 31, 2007, and $50,000 in depreciation expense for the year ended March 31, 2008. Depreciation expense is included in discontinued operations. This conferencing bridge is included in Held for Sale Assets at March 31, 2008 and 2007.

         On December 12, 2006, the Company entered into a reciprocal services agreement with a provider of testing services. The provider purchased iLinc Suite seats and an annual event room license in a barter exchange in which the Company acquired services and access to computer hardware for scale testing of the Company's software. The Company recognized $60,000 of license revenue during the year and deferred $75,000 of license revenue and $17,000 for maintenance and hosting revenue that are being recognized ratably over a 12 month period. The Company also recorded a prepaid asset of $152,000 and amortized it over the 12 month period of the service contract. Amortization expense through March 31, 2007 and 2008 of $51,000 and $101,000, respectively, has been recorded.

SOFTWARE DEVELOPMENT COSTS

         The Company accounts for software development costs in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Costs of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. In May, 2006, the Company began production of version 9 of its Web conferencing software. In accordance with SFAS No. 86, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project. As of March 31, 2008, the Company capitalized costs totaling $631,000. Version 9 was complete and released to customers in June 2007. The Company began amortization of these capitalized costs, using straight-line amortization over a three year period beginning July 2007. All other software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

ADVERTISING COSTS

         Advertising costs are expensed as incurred. The Company's advertising expense at March 31, 2008 and 2007 was $125,000 and $35,000, respectively.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt investments with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

         The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The Company's accounts at these institutions may, at times, exceed the federally insured limits. At March 31, 2008 and 2007, the Company had approximately $600,000 and $857,000, respectively, in excess of FDIC insured limits.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful life of the various classes of depreciable assets as follows:

       Furniture & Fixtures                 5 years
       Equipment                            3-5 years
       Computer Equipment                   3-5 years
       Leasehold Improvements               shorter of 5 years or lease term

         Maintenance and repairs are charged to expense whereas renewals and major replacements are capitalized. Gains and losses from dispositions are included in general and administrative operating expenses.

INTANGIBLE ASSETS

         On April 1, 2002, the Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS and as a result, the Company's goodwill is no longer amortized. SFAS No. 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. Upon application of SFAS No. 142, the Company determined there was no impairment of goodwill at March 31, 2008. The Company has made acquisitions of companies having operations or technology in areas within its strategic focus and has recorded goodwill and other intangible assets associated with the acquisitions (see Note 6). Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value of the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future.

         Debt issuance costs, which are included in other intangible assets, are amortized using the straight-line method which approximates the same results had the interest method been used, over the term of the related debt obligations. At March 31, 2008 and 2007, debt issuance costs, net of accumulated amortization, were $396,000 and $512,000, respectively. Amortization of debt issuance costs have been reflected in interest expense in the accompanying consolidated statements of operations and total $116,000 and $149,000 for the years ended March 31, 2008 and 2007, respectively. These intangibles are amortized over their expected lives of between 39 months and 120 months. The $116,000 of amortization for the year ended March 31, 2008 includes $76,000 related to the March 2002 Convertible Note Offering and $40,000 related to the 2004 Private Placement Offering. The $149,000 of amortization for the year ended March 31, 2007 includes $76,000 related to the March 2002 Convertible Note Offering, $63,000 related to the 2004 Private Placement Offering, and $10,000 related to the refinanced 2004 Private Placement Offering. As a result of the debt extension of the Senior Notes from the 2004 Private Placement Offering treated as a debt extinguishment in accordance with EITF 96-19 DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, in December 2006 the Company wrote off $272,000 of gross deferred financing costs and $232,000 of accumulated amortization of deferred financing costs as part of a loss on extinguishment of debt. Other intangibles primarily consist of the LearnLinc purchase consideration, that was allocated to purchased software and customer relationship intangibles (see Note 6). Such other intangibles are amortized over their expected benefit period of 24 to 72 months.

LONG-LIVED ASSETS

         The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. No impairment charges were recorded for the years ended March 31, 2008 and 2007.

CUSTOMER CONCENTRATIONS

         Accounts receivable represent license agreements entered into and services rendered by the Company with its customers. The Company performs periodic credit reports before recognizing sales to certain customers, but does not receive collateral related to the receivables.

         Revenues included one customer with transactions approximating 13% and 10% of net revenues for the years ended March 31, 2008 and 2007, respectively. Revenues from international customers for the years ended March 31, 2008 and 2007 approximated $565,000 and $419,000, respectively.

         Accounts receivable balances for two customers totaled approximately 18% and 14%, respectively, at March 31, 2008 and accounts receivable balances for two customers totaled approximately 18% and 11% of the total balance outstanding at March 31, 2007.

SALES TAX

         In June 2006, the Financial Accounting Standards Board ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Taxes collected from the Company's customers are and have been recorded on a net basis. As such, the adoption of EITF 06-03 did not have an effect on the Company's financial position or results of operations.

INCOME TAXES

         The Company utilizes the liability method of accounting for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred taxes are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates currently in effect when the differences reverse. The Company recorded a valuation allowance for its deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history of its implementation of the Web conferencing business plan. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made that the Company has met the more likely than not threshold for such recognition.

         The Company is subject to income taxes in the U.S. Significant judgment is required in evaluating uncertain tax positions and determining the company's provision for income taxes. Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 contains a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement.

         Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions as well as related interest and penalties.


STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT ("SFAS 123R"). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES "APB 25." Instead, companies are required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R became effective for the Company for periods beginning after March 31, 2006 and allows for several alternative transition methods. The Company adopted SFAS 123R, effective April 1, 2006, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the option's effective date. The Company elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the Consolidated Statement of Operations and total compensation cost related to non-vested awards not yet recognized, as determined under the original provisions of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION must also be recognized in the Consolidated Statement of Operations as vesting occurs.

         Prior to April 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by APB 25, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - COMPENSATION AND DISCLOSURE. Under the prior method, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price and provided pro forma disclosure of net income and earnings per share in the notes to the financial statements.

LOSS/INCOME PER SHARE

         Basic loss/income per share are computed by dividing net loss/income available to common shareholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted loss/income per share is computed similar to basic loss/income per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the twelve months ended March 31, 2008 options and warrants to purchase 5,605,428 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. For the twelve months ended March 31, 2007, options and warrants to purchase 4,936,216 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

         Additionally, for the twelve months ended March 31, 2008 and 2007, preferred stock and debt convertible into 9,400,000 and 9,780,000 shares of common stock, respectively, were excluded from the computation of diluted loss/income per share because inclusion of such would be anti-dilutive. Furthermore, restricted stock grants of 1,250,000 and 450,000 shares have been excluded from the loss/income per share calculations for the twelve months ended March 31, 2008 and 450,000 shares have been excluded for the year ended March 31, 2007 because the measurement date stock price exceeds the average stock price for all periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivables and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying amounts of the Company's long-term borrowings and notes receivables as of March 31, 2008 and 2007 approximate their fair value based on the Company's current incremental borrowing rates for similar type of borrowing arrangements.

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

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer's or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2008.

         The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

         On February 15, 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company's 2009 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2009 and has adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this Standard.

         In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

         In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R, SHARE-BASED PAYMENT. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning April 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In December 2007, the FASB, issued FAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This Statement replaces FASB Statement No. 141, BUSINESS COMBINATIONS, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. The Company will adopt this statement beginning April 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

4.       NOTE RECEIVABLE

         In September 2006, a note receivable, relating to royalty payments past due in the amount of $54,000 was executed with the Company's subcontractor, Interactive Alchemy. The note bore interest of 7.5% and was due in four monthly installments of $14,000 beginning in December 2006. At March 31, 2007, Interactive Alchemy had paid $42,000 on the note, with the final payment of $14,000 plus interest remaining. On May 25, 2007, Interactive Alchemy paid the note plus interest in full.

5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consisted of the following:

                                                                MARCH 31,
                                                         ----------------------
                                                          2008            2007
                                                         -------        -------
                                                            (IN THOUSANDS)
Furniture and fixtures ...........................       $   281        $   248
Equipment ........................................           291            291
Computer equipment ...............................         1,427          1,222
Leasehold improvements ...........................            31             31
                                                         -------        -------
   Total property and equipment...................         2,030          1,792
Less: accumulated depreciation ...................        (1,464)        (1,366)
                                                         -------        -------
   Property and equipment, net ...................       $   566        $   426
                                                         =======        =======

Depreciation expense for the years ended March 31, 2008 and 2007 was $207,000 and $138,000, respectively.


6.       GOODWILL AND INTANGIBLE ASSETS, NET

         Goodwill consisted of the following:

                                                                MARCH 31,
                                                         -----------------------
                                                           2008            2007
                                                         -------          ------
                                                             (IN THOUSANDS)
    Goodwill......................................       $9,520           $9,520
                                                         ======           ======

         There were no changes in the carrying amount of the goodwill for the years ended March 31, 2008 and 2007. As a result of the sale of our audio conferencing assets, $1,686,000 of goodwill has been classified in assets held for sale.

         In accordance with SFAS 142, the Company does not amortize goodwill. SFAS 142 requires that goodwill be tested annually (or more frequently if impairment indicators arise) for impairment. The Company has established the date of March 31st on which to conduct its annual impairment test. Future adverse changes in market conditions or poor operating results of the underlying acquired operations could result in losses or an inability to recover the carrying value or the goodwill and other intangible assets thereby possibly requiring an impairment charge in the future. The Company's management believes that no impairment exists at March 31, 2008.


                                            -------------------------------------------------------------
                                                                   MARCH 31, 2008
                                            -------------------------------------------------------------
                                              WEIGHTED
                                               AVERAGE
                                              REMAINING  GROSS CARRYING     ACCUMULATED
                                                LIVES        AMOUNT         AMORTIZATION          NET
                                            -------------------------------------------------------------
                                               (YEARS)                     (IN THOUSANDS)
    AMORTIZED INTANGIBLE ASSETS:
       Deferred financing costs                 3.61     $         919     $        (523)      $     396
       Purchased software                       0.00               675              (675)             --
       Customer relationships                   0.00                32               (32)             --
       Capitalized software development costs   2.25               630              (157)            473
                                                         ------------------------------------------------
                                                         $       2,256     $      (1,387)      $     869
                                                         ================================================

                                            -------------------------------------------------------------
                                                                   MARCH 31, 2007
                                            -------------------------------------------------------------
                                              WEIGHTED
                                               AVERAGE
                                              REMAINING  GROSS CARRYING     ACCUMULATED
                                                LIVES        AMOUNT         AMORTIZATION          NET
                                            -------------------------------------------------------------
                                               (YEARS)                     (IN THOUSANDS)

    AMORTIZED INTANGIBLE ASSETS:

       Deferred financing costs                 4.57     $         919     $        (407)      $     512
       Purchased software                       0.00               675              (675)             --
       Customer relationships                   0.00                32               (32)             --
       Capitalized software development costs   3.00               367                --             367
                                                         ------------------------------------------------
                                                         $       1,993     $      (1,114)      $     879
                                                         ================================================

AGGREGATE AMORTIZATION EXPENSE FOR INTANGIBLES (IN THOUSANDS) :

                                                     For the year ended March 31, 2008     $273
                                                     For the year ended March 31, 2007     $149

ESTIMATED AMORTIZATION EXPENSE (IN THOUSANDS):
                                                       Fiscal Year
                                                       -----------
                                                           2009         $       326
                                                           2010                 326
                                                           2011                 142
                                                           2012                  75
                                                           2013                  --
                                                        Thereafter               --
                                                                        ------------
                                                                        $       869
                                                                        ============

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

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         In May of 2006, the Company began production of version 9 of its Web conferencing software. In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project, since technological feasibility was achieved in May 2006. Version 9 was completed and released to customers in June 2007 and at that time the accrued balance of software development costs totaled $630,000. The Company capitalized $263,000 and $367,000 of software development costs for the years ended March 31, 2008 and 2007, respectively. The Company began amortization of these capitalized software development costs, using the straight-line amortization over a three year period beginning July 1, 2007. As of March 31, 2008, the net unamortized capitalized direct and indirect software development costs were $473,000.

7.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                                  MARCH 31,
                                                             ------------------
                                                              2008        2007
                                                             -------    -------
                                                               (IN THOUSANDS)
      Accrued state sales tax ............................   $    46    $    34
      Accrued interest ...................................       265        290
      Amounts payable to third party providers ...........        --         52
      Amounts payable to Interactive Alchemy .............       113         62
      Accrued salaries and related benefits ..............       294        340
      Other ..............................................        33         75
                                                             -------    -------
         Total accrued liabilities .......................   $   751    $   853
                                                             =======    =======

8.       LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                  MARCH 31,
                                                             ------------------
                                                              2008        2007
                                                             -------    -------
                                                               (IN THOUSANDS)

    2002 Convertible redeemable subordinated notes .......   $ 5,100    $ 5,100
    2004 Senior unsecured promissory notes ...............     2,962      2,962
    Shareholders' notes payable ..........................        --         51
    Notes payable ........................................       359        429
                                                             -------    -------
                                                               8,421      8,542

    Less:   Current portion of long-term debt ............       (95)      (143)
                 Discount ................................      (396)      (497)
                 Beneficial conversion feature ...........      (395)      (496)
                                                             -------    -------
    Long-term debt, net of current portion ...............   $ 7,535    $ 7,406
                                                             =======    =======


         In March 2002, we completed a private placement offering (the "Convertible Note Offering") that provided proceeds of $5.75 million that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, we issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of our common stock at the fixed price of $1.00 per share. We may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of the Company's common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Notes offering, we also issued warrants to purchase 5,775,000 shares of our common stock, but those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using the Black-Scholes pricing model and a discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal years 2004, 2005 and 2006, holders with a principal balance totaling $675,000 converted their notes into 2,121,088 shares of our common stock at prices from $0.25 to $0.30 per share. No conversion of debt or acceleration of amortization of costs occurred during the years ended March 31, 2007 or 2008.

         In April of 2004, we completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, we issued $3,187,000 in unsecured senior notes and 1,634,550 share of our common stock. The senior notes originally bore an interest rate of 10% per annum and accrued interest is due and payable on a quarterly basis, with principal due at maturity on July 15, 2007. The senior notes are redeemable by us at 100% of the principal value at any time. The notes and common stock were originally issued with a debt discount of $768,000. The fair value of the warrants was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the original term of the notes, which was thirty-nine months. The senior notes are unsecured obligations of our company but are senior in right of payment to all existing and future indebtedness of our company. The common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale prospectus dated August 2, 2005. Effective August 1, 2005, holders with a principal balance and accrued interest totaling $225,800 converted their senior notes and accrued interest into 903,205 shares of our common stock at a price of $0.25 per share. No conversion of debt to equity or acceleration of amortization of costs related to such conversions occurred during the years ended March 31, 2007 or 2008. In December, 2006, we negotiated a modification of the terms of the senior notes to extend the maturity date to July 15, 2010. In exchange for the three year extension, the interest rate increased to 12% per annum effective on January 16, 2007. All other terms and provisions of the senior notes remained unchanged. The direct expenses of the note amendment was $101,000, and the estimated fair value of the warrant issued to the placement agent of $42,000 were recorded as a deferred offering cost and both are being amortized as a component of interest expense over the remaining term of the senior notes.

         In connection with a previous acquisition, the Company assumed an unsecured credit line with an original principal balance of $400,000. On April 1, 2007, the note with a principal balance of $398,000 was modified to provide for fixed payments of principal, due in 60 equal monthly installments plus variable interest, with the final payment due April 1, 2012. The note had a principal balance of $336,000 at March 31, 2008.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to March 31, 2008 are as follows (IN THOUSANDS):

          2009 ...................................................   $    95
          2010 ...................................................        78
          2011 ...................................................     3,048
          2012 ...................................................     5,193
          2013 ...................................................         7
          Thereafter .............................................        --
                                                                     -------
                                                                     $ 8,421
                                                                     =======

9.       CAPITALIZATION

PREFERRED STOCK

         The Company has the authority to issue ten million shares of preferred stock, par value $.001 per share.

         On September 16, 2003, we completed our private placement of Series A convertible preferred stock with detachable warrants to purchase 750,000 shares of common stock, providing $1,500,000 in gross proceeds. We originally issued 150,000 shares of Series A Preferred Stock that converts to 3,000,000 shares of common stock. The warrants were immediately exercisable at a price of $1.50 per share and expired on September 16, 2006. We pay an 8% dividend to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 were considered a deemed dividend in the calculation of loss per share. During fiscal years 2005 and 2006, holders of 35,000 shares converted to 700,000 shares of common stock. During fiscal 2007, holders of 12,500 shares of Series A Preferred Stock converted those shares into 250,000 shares of the Company's common stock. During fiscal 2008, holders of 10,000 shares of Series A Preferred Stock converted those shares into 200,000 shares of the Company's common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

         On December 31, 2005, we completed our private placement of Series B convertible preferred stock, with detachable warrants. We originally issued 70,000 shares of Series B Preferred Stock that converts to 2,800,000 shares of common stock, if all converted and warrants to purchase 700,000 shares of common stock. The Series B Preferred Stock bears an 8% dividend. The dividend is cumulative, and the Series B Preferred Stock is non-voting and non-participating. The shares of Series B Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The warrants that are exercisable at an exercise price equal to $0.50 per share expire on September 30, 2008. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of earnings/loss per share. During the 2007 fiscal year, holders of 10,500 shares of Series B Preferred Stock converted those shares into 420,000 share of our common stock. During the 2008 fiscal year, holders of 4,500 shares of Series B Preferred Stock converted those shares into 180,000 shares of our common stock. The underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

COMMON STOCK

         As of March 31, 2008, the Company is authorized to issue 100 million shares of common stock with a $0.001 par value. As of March 31, 2008 the Company had 35,456,228 issued and 1,432,412 shares held in treasury. The Company has acquired treasury stock from certain affiliated practices for the payment of receivables and purchase of property and equipment as a part of its discontinued operations.

         In December 2001, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors, issued its Chief Executive Officer an incentive stock grant under the Company's Stock Compensation Plan of 450,000 restricted shares of the Company's common stock as a means to retain and incentivize the Chief Executive Officer. The shares were valued at $405,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the vesting period. The shares 100% vest after ten years from the date of grant. On June 23, 2006 the Board of Directors, at the recommendation of the Compensation Committee, amended the vesting performance criteria hurdles as follows: 150,000 shares vest if the share price trades for $1.00 per share for 20 consecutive days; 150,000 shares vest if the share price trades for $2.00 per share for 20 consecutive days; and 150,000 shares vest if the share price trades for $3.00 per share for 20 consecutive days.

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

         In March 2008, the Company, under the initiative of the Compensation Committee with the approval of the Board of Directors issued its Chief Executive Officer 500,000 restricted shares, its Chief Financial Officer 150,000 restricted shares, and 50,000 restricted shares to its respective Vice Presidents of Sales, Marketing and Product and Technology, an incentive stock grant under the Company's Stock Compensation Plan. The shares were valued at $224,000 based on the closing price of the stock on the date of grant, which is recorded as compensation expense ratably over the ten year term. The shares 100% vest after ten years from the date of grant or upon attaining the following price performance criteria: 1/3 vest if the 10-day average closing price equals or exceeds $1.00; 1/3 vest if the 10-day average closing price equals or exceeds $1.25; and the remaining 1/3 vest if the 10-day average closing price equals or exceeds $1.50.


10.      INCOME TAXES

         Significant components of the provision for income taxes were as follows (IN THOUSANDS):

                                                     YEAR ENDED       YEAR ENDED
                                                      MARCH 31,        MARCH 31,
                                                        2008             2007
                                                     -----------     -----------
        Current tax expense:
           Federal .............................     $        --     $        --
           State ...............................              --              --
                                                     -----------     -----------
             Total current .....................              --              --
                                                     -----------     -----------

        Deferred tax expense:
           Federal .............................              85              85
           State ...............................              --              --
                                                     -----------     -----------
             Total deferred ....................              85              85
                                                     -----------     -----------

        Expense for income taxes ...............     $        85     $        85
                                                     ===========     ===========

         The Company incurred tax expense of $85,000 for the years ended March 31, 2008 and 2007 related to recognition of deferred tax liability from amortization of tax goodwill from the Quisic and LearnLinc acquisitions.

         Significant components of the Company's deferred tax assets (liabilities) were as follows (IN THOUSANDS):

                                                               MARCH 31,
                                                       ------------------------
                                                         2008            2007
                                                       --------        --------
    Deferred tax assets:
       Reserves for uncollectible accounts .........   $     39        $     45
       Deferred revenue ............................         92              87
       Accrued expenses ............................         63              55
       Property and equipment ......................        102             235
        Intangible assets ..........................         18              28
       Stock based compensation ....................        123              58
       Net operating loss carryforward .............     15,816          14,952
                                                       --------        --------
          Total deferred tax assets ................   $ 16,253        $ 15,460
                                                       --------        --------

    Deferred tax liabilities:
       Glyphics book/tax differences ...............       (168)           (262)
       Beneficial conversion feature of debt........       (153)             --
       Intangible assets ...........................       (384)           (299)
                                                       --------        --------
         Total deferred tax liabilities ............       (705)           (561)
                                                       --------        --------

    Net deferred tax asset .........................     15,548          14,899
       Less: valuation allowance ...................    (15,932)        (15,198)
                                                       --------        --------
           Net deferred tax asset ..................   $   (384)       $   (299)
                                                       ========        ========

         The differences between the statutory federal tax rate and the Company's effective tax rate on continuing operations were as follows (IN THOUSANDS):

                                                         YEAR ENDED  YEAR ENDED
                                                          MARCH 31,   MARCH 31,
                                                            2008        2007
                                                         ----------  ----------

   Tax (benefit) at U.S. Statutory rate (34%) .........  $     (743) $       48
   State income taxes (benefit), net of federal tax ...        (101)          7
   Permanent book/tax difference ......................          27          68
   Prior year true-up .................................         164      (1,610)
   Change in valuation allowance, net .................         738       1,572
                                                         ----------  ----------
      Total tax expense (benefit) .....................  $       85  $       85
                                                         ==========  ==========

         At March 31, 2008, the Company had federal and State of Arizona net operating loss carry-forwards available to reduce future taxable income of approximately $44,120,000 and $7,115,137, respectively, which begin to expire in 2013 and 2009, respectively. The Company has certain net operating losses in other states relating to its acquisitions. The Company is currently quantifying such net operating losses and evaluating the Company's ability to use them. The Company has recorded a valuation allowance for its deferred tax assets due to the lack of profitable operating history. The Company recorded a valuation allowance for its deferred tax asset because it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history of its implementation of the Web conferencing business plan. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made the Company has met the more likely than not threshold for such recognition. To the extent the valuation allowance is removed in the future on acquired deferred tax assets, the offset will be to goodwill and not net income.

         In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carry-forwards and credits existing prior to a change in control, as defined, in the Company or a company the Company has acquired may be substantially limited. Accordingly, the utilization of a substantial portion of the Company's net operating loss carry-forwards may be limited, such as net operating loss carry-forwards that are either related to the acquisition of ThoughtWare Technologies, Learning-Edge, Inc., Glyphics, and other acquired entities, or are related to current operations during which change in control events may have occurred. The net change in the valuation allowance for the years ended March 31, 2008 and 2007 was $738,000 and $1,572,000, respectively.

         As a result of the Company's capital transactions, utilization of the Company's net operating losses will be subject to limitations and all of the amount may not be available to offset future income for tax purposes. To date the Company has not completed a "Section 382" analysis.

         In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN
48), which became effective for years beginning after December 15, 2006. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company's assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity. While the Company does not have any interest and penalties related to unrecognized tax benefits, the Company's policy is to recognize such expenses as tax expense. The Company is subject to examination by tax authorities from 1998 for federal tax purposes and from 2003 for state purposes.


11.      STOCK OPTION PLANS AND WARRANTS

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

         There were 3,757,764 and 3,138,552 options outstanding under the Plan, at March 31, 2008 and 2007, respectively. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of ten years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

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

         In accordance with SFAS 123R, the Company recognized $185,000 of compensation expense related to vesting of stock option awards and restricted stock grants in the year ended March 31, 2008. The Company recognized $151,000 of compensation expense related to stock options and vesting of stock grants in the year ended March 31, 2007. The following table summarizes stock-based compensation expense related to employee stock options and vesting of employee stock grants under SFAS 123R for the years ended March 31, 2008 and 2007, which was allocated as follows (in thousands except per share amounts).

                                                               --------------   --------------
                                                                FOR THE YEAR     FOR THE YEAR
                                                                    ENDED           ENDED
                                                               MARCH 31, 2008   MARCH 31, 2007
                                                               --------------   --------------
Stock-based compensation expense for stock options included:
  Cost of sales ............................................   $            7   $            3
  Research and development .................................               23               11
  Sales and marketing ......................................               51               43
  General and administrative ...............................               49               42
   Discontinued operations .................................               13               11
                                                               --------------   --------------
         Total .............................................              143              110

Stock-based compensation expense restricted employee
  stock grants included in general and administrative costs                41               41
                                                               --------------   --------------
Stock-based compensation expense related to employee
  stock options and employee stock grants included in net
  income from operations ...................................              184              151
Tax benefit ................................................               --               --
                                                               --------------   --------------

Stock-based compensation expense related to employee stock
  options and employee stock grants, net of tax ............   $          184   $          151
                                                               --------------   --------------

Decrease in basic earnings per share .......................   $           --   $           --
Decrease in diluted earnings per share .....................   $           --   $           --

         As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended March 31, 2008 and 2007 is based on options ultimately expected to vest, it has been reduced for expected forfeitures.

         The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted average fair value of employee stock options granted during the 12 months ended March 31, 2008 and 2007 was $0.43 per share and $0.43 per share, respectively, using the following weighted-average assumptions:

                                                    2008               2007
                                                    ----               ----
     Risk free interest rate                    2.3% - 4.95%       4.43% - 5.11%
     Dividend yield                                  0%                  0%
     Volatility factors of the expected
        market price of the Company's
        common stock                             90% - 102%         90% - 109%
     Weighted-average expected life of
        options                                 5 - 10 years         10 years

         Stock option activity for the year ended March 31, 2008 was as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                                       WEIGHTED      CONTRACTUAL      AGGREGATE
                                                 SHARES SUBJECT TO      AVERAGE          LIFE      INTRINSIC VALUE
                                                      OPTIONS       EXERCISE PRICE    (IN YEARS)    (IN THOUSANDS)
Options outstanding at April 1, 2006..........          2,637,864        $1.07
       Options granted........................            731,000        $0.47
       Options exercised......................            (19,270)       $0.25
       Options forfeited and expired..........           (211,042)       $0.38
                                                ------------------
Options outstanding at March 31, 2007.........          3,138,552        $0.98           6.14            $443
                                                ------------------
Options exercisable at March 31, 2007.........          2,381,859        $1.15           6.21            $276
                                                ------------------

Options outstanding at April 1, 2007..........          3,138,552        $0.98
   Options granted............................          1,474,875        $0.43
   Options exercised..........................            (58,385)       $0.39
   Options forfeited and expired..............           (797,278)       $1.68
                                                ------------------
Options outstanding at March 31, 2008.........          3,757,764        $0.63           7.00            $  7
                                                ------------------
Options exercisable at March 31, 2008.........          2,260,678        $0.78           5.36            $  6
                                                ------------------

         The aggregate intrinsic value in the table above represents total pretax intrinsic value (the difference between the Company's closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. During the year ended March 31, 2008, 58,385 options were exercised by employees of the Company.
Total intrinsic value of options exercised for the years ended March 31, 2008 and 2007 was $14,000 and $5,000, respectively. The Company issues new shares of common stock upon the exercise of stock options. At March 31, 2008, 233,213 shares were available for future grants under the Plan. At March 31, 2008, the Company had approximately $654,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.75 years.


         The following table summarizes information about stock options outstanding at March 31, 2008:

                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                           -------------------------------------------  ---------------------
                                        WEIGHTED                                    WEIGHTED
                                        AVERAGE     WEIGHTED AVERAGE                 AVERAGE
                            NUMBER OF   EXERCISE  REMAINING CONTRACTUAL  NUMBER OF  EXERCISE
                             SHARES      PRICE        LIFE (YEARS)        SHARES      PRICE
                           ----------- --------- ---------------------  ----------- ---------

     $   0.24 - $   0.36    1,121,001   $  0.27          9.3               257,210   $  0.25
     $   0.39 - $   0.59    1,331,137   $  0.47          5.5             1,134,935   $  0.48
     $   0.60 - $   0.90      953,528   $  0.64          8.1               516,435   $  0.65
     $   0.92 - $   1.38      102,125   $  1.02          5.4               102,125   $  1.02
     $   1.94 - $   2.91      205,000   $  1.98          1.5               205,000   $  1.98
     $   6.13 - $   9.19       44,973   $  6.92          0.9                44,973   $  6.92
                           -----------                                   ----------
                            3,757,764                                    2,260,678
                           ===========                                   ==========

WARRANTS

         The following table summarizes information about stock purchase warrants outstanding at March 31, 2008:

                                         WARRANTS OUTSTANDING            WARRANTS EXERCISABLE
                           -------------------------------------------  ---------------------
                                        WEIGHTED                                    WEIGHTED
                                        AVERAGE     WEIGHTED AVERAGE                 AVERAGE
                            NUMBER OF   EXERCISE  REMAINING CONTRACTUAL  NUMBER OF  EXERCISE
                             SHARES      PRICE        LIFE (YEARS)        SHARES      PRICE
                           ----------- --------- ---------------------  ----------- ---------

    $  0.32  -  $ 0.32         50,000  $   0.32            1.0              50,000  $   0.32
    $  0.40  -  $ 0.40         50,000  $   0.40            1.0              50,000  $   0.40
    $  0.42  -  $ 0.42        543,182  $   0.42            3.2             543,182  $   0.42
    $  0.44  -  $ 0.44        132,972  $   0.44            2.5             132,972  $   0.44
    $  0.50  -  $ 0.50        700,000  $   0.50            0.5             700,000  $   0.50
    $  0.55  -  $ 0.55         50,000  $   0.55            1.0              50,000  $   0.55
    $  0.66  -  $ 0.66        150,000  $   0.66            1.8             150,000  $   0.66
    $  1.50  -  $ 1.50        171,510  $   1.50            2.8             171,510  $   1.50
                           -----------                                  -----------
                            1,847,664                                    1,847,664
                           ===========                                  ===========

         On July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to an agent of the Company in connection with an agent agreement effective June 30, 2006. The warrant expires on July 1, 2011. The warrant is subject to vesting provisions based on net collected revenue targets achieved through the agent and certain value added resellers over a five year period. As of March 31, 2008, none of the revenue targets had been achieved. Therefore, no expense was recorded in the fiscal year. In accordance with EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES, the Company recorded a prepaid asset and corresponding additional paid-in capital of $123,000 as the fair value of the 1,000,000 shares at March 31, 2008 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of 3.25 years, volatility of 92%, dividend yield of 0% and a risk-free rate of 1.79%. Subsequent to March 31, 2008, on April 25, 2008, the Company extended the timeframe on meeting the first vesting provision, which originally expired on July 1, 2008 by an additional twelve months to July 1, 2009.

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

12.      COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company leases a portion of its property and equipment under the terms of capital and operating leases. Currently, the Company has capital leases for computer hardware and software ranging in terms from 3 to 5 years. The capital leases bear interest at varying rates ranging from 10.2% to 15.4% and require monthly payments.

         Assets recorded under capital leases, at March 31, 2008 and 2007 consisted of the following (IN THOUSANDS):

                                                 MARCH 31, 2008   MARCH 31, 2007
      Cost ...................................   $         452    $         227
      Less: accumulated depreciation .........            (135)              (5)
                                                 -------------    -------------
      Total ..................................   $         317    $         222
                                                 =============    =============

         Future minimum lease payments under capital leases and non-cancelable operating leases with initial or remaining terms of one or more years consisted of the following at March 31, 2008 (IN THOUSANDS):

                                                            CAPITAL   OPERATING
      2009..............................................   $    159   $     500
      2010..............................................        156         386
      2011..............................................         77         382
      2012..............................................         42         350
      2013..............................................         17          --
      Thereafter........................................         --          --
                                                           --------   ---------
      Total minimum obligations.........................        451   $   1,618
                                                                      =========
      Less: amount representing interest................        (75)
                                                           --------
      Present value of minimum obligations..............        376
                                                           --------
      Less: current portion.............................       (120)
                                                           ========
      Long-term obligation at March 31, 2008............   $    256
                                                           ========

         The Company incurred rent expense in continuing operations of $342,000 and $328,000 in fiscal 2008 and 2007, respectively. The Company occupies space in Phoenix, Arizona, where the Company is headquartered and in Troy, New York, with an emphasis in that location on research and development and technical support. The Company also leases space in Springville, Utah where its audio conferencing operations were located. Rent expense incurred with the Springville, Utah location was $165,000 and $180,000 in fiscal 2008 and 2007, and was included in results from discontinued operations in the Statement of Operations.

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

         On July 5, 2006, the Company amended the lease on its New York location, which had expired December 31, 2005. The new lease term is effective July 1, 2006 through June 30, 2009. Under the terms of the new lease the monthly rent and operating expenses are approximately $4,000.

         The lease related to the Springville location expires in December 31, 2008 and requires a monthly rent and operating expenses of approximately $8,000.

SUBCONTRACTOR AGREEMENT

         The Company had an agreement with its custom content subcontractor, Interactive Alchemy, which provided for the provision of custom content services to the Company's customers. The subcontractor agreement expired on May 1, 2008. Under the agreement, the subcontractor provided custom content development services to the Company in exchange for a fixed percentage of the Company's custom content revenue. The amount to be paid under the agreement was limited to a cap of $450,000 in Fiscal 2008. On September 28, 2007, the agreement was modified in order to further clarify the rights and obligations between the Company and its subcontractor at the end of the agreement. The Company recorded gross custom content revenue for its customers with a corresponding fixed percentage commission due to its subcontractor as a cost of sale.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Powers, Mr. Dunn, and Mr. Moulton. All are officers, and Mr. Powers is also Chairman of the Board of Directors. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all of the Company's compensation plans. Each agreement establishes a base annual salary and provides the eligibility for an annual award of bonuses based on the management incentive compensation plan (as adopted and amended by the Compensation Committee of the Board of Directors from year to year), and is subject to the right of the Company to terminate their respective employment at any time without cause. Mr. Powers' and Mr. Dunn's employment agreements provide for continuous employment for a one-year term that renews automatically unless otherwise terminated. Mr. Dunn's employment agreement permits Mr. Dunn to work outside the corporate offices, and Mr. Dunn relocated to Houston in June of 2005. Under each of the employment agreements, if the Company terminates the employee's employment without cause (as therein defined), Mr. Powers, Mr. Dunn, and Mr. Moulton will be entitled to a payment equal to 12 months' salary. Mr. Moulton's agreement was amended to expire on December 31, 2008 as a part of the audio conferencing sale effective in fiscal 2009 upon transition of the audio business. Additionally, Mr. Powers' and Mr. Dunn's employment agreements provide for a severance payment equal to one (1) year's compensation in the event of termination of employment following a "change in control" of the Company (as defined therein) except that should Mr. Dunn obtain employment with the successor organization in a comparable position, then the Company shall not be responsible for the severance payment. Each of the foregoing agreements also contains a covenant limiting competition with iLinc for one year following termination of employment. The aggregate potential payment under such agreements would be $575,000 as of March 31, 2008.

13.      RELATED PARTY TRANSACTIONS

         On March 13, 2008, Kent Petzold, a member of the Company's Board of Directors, purchased a Convertible Redeemable Subordinated Note. The mother of James M. Powers, Jr., the Company's chief executive officer also purchased a Convertible Redeemable Subordinated Note. Both notes had a principal balance of $50,000 and were purchased at a discount from the original note holder. The terms and conditions of these transactions were commensurate with the terms and conditions of other notes sold by the original note holder on March 13, 2008.

14.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                           YEAR ENDED YEAR ENDED
                                                            MARCH 31,  MARCH 31,
                                                              2008       2007
                                                           ---------- ----------
                                                              (in thousands)
Cash paid
   Interest .............................................. $    1,040 $    1,045
Supplemental information on non-cash transactions
   Warrants revalued/issued in connection with 3rd
     party distribution agreement ........................       (344)       467
   Accounts receivable converted into note receivable ....         --         54
   Warrants issued in connection with debt refinancing ...         --         42
   Addition of fixed assets and prepaid maintenance
     with capital leases .................................        184        268
   Addition of assets with barter transactions ...........         --        241
   Repayment of accrued liabilities with deferred
     revenue .............................................         --          8
   Conversion of preferred stock to common stock .........         --          1
   SAB 108 prior period adjustment .......................         --        214

15.      SUBSEQUENT EVENTS

         See Note 2 for discussion of the sale of the Company's audio conferencing assets, which occurred on April 28, 2008.

         Subsequent to March 31, 2008, a holder of 30,000 shares of Series A Preferred Stock converted their shares to 600,000 of common stock. The conversion of the Preferred Stock was in accordance with the terms of the Preferred Stock agreement and increased the number of shares outstanding by 600,000.

16.      IMPACT OF STAFF ACCOUNTING BULLETIN NO. 108 (SAB108)

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

         INCOME TAXES - For income tax purposes, the Company is amortizing the goodwill recognized on the assets it acquired by acquisition in 2002 and 2004. For book purposes, this goodwill is not amortized. This difference in book and tax accounting results in a deferred income tax liability. SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Generally, the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill normally should not be considered a source of future taxable income when assessing the realization of deferred tax assets. The Company historically has had no net deferred income tax assets because the Company has recorded a valuation allowance for its deferred tax asset as it concluded it is not likely it would be able to realize the tax assets due to the lack of profitable operating history. As such, the recognition of the deferred income tax liability related to the tax deductible goodwill would have resulted in a charge to the income tax provision. The effect of not recording a deferred income tax provision for this matter was not material to the statements of operations in any individual year. However, the accumulated difference on the balance sheet has become material to the balance sheet. Therefore, in order to correct the net deferred income tax liability for the tax deductible goodwill, the Company adjusted the beginning accumulated deficit for fiscal 2007 by $214,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 1, 2007, Epstein, Weber & Conover, PLC ("Epstein Weber") combined its practice with Moss Adams LLP ("Moss Adams") and therefore resigned as the independent registered public accounting firm for iLinc Communications, Inc. (the "Company"). According to information provided to the Company, all of the partners of Epstein Weber have become partners of Moss Adams.


ITEM 9A. CONTROLS AND PROCEDURES.

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

         The Company's management, including its chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

     (b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of its internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that, as of March 31, 2008, the Company's internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

     (c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.



 ITEM 9B. OTHER

         The disclosure is not applicable because iLinc is a smaller reporting company.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the Company's directors and executive officers and compliance by the Company's directors, executive officers and certain beneficial owners of the Company's common stock with Section 16(a) of the Exchange Act will be set forth under the captions "Election of Directors" and "Section 16 Reports" in the Company's definitive Proxy Statement (the "2008 Proxy Statement") for its 2008 annual meeting of stockholders, which sections are incorporated herein by reference. The Company's Code of Ethics is incorporated herein by this reference and available at the Company' Web site located at www.ilinc.com.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in the section entitled "Executive Compensation" in the 2008 Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The information required by this item will be set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         The information required by this item will be set forth in the section entitled "Certain Transactions" in the 2008 Proxy Statement, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be set forth in the section entitled "Audit and Non Audit Fees" in the 2008 Proxy Statement, which section is incorporated herein by reference.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of March 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended March 31, 2008 and 2007.

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended March 31, 2008 and
2007.

Notes to the Consolidated Financial Statements.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         The disclosure is not applicable because iLinc is a smaller reporting company.

(a)(3)   EXHIBITS.

              (a) EXHIBITS

   EXHIBIT
    NUMBER    DESCRIPTION OF EXHIBITS
   -------    -----------------------

    3.1(1)     Restated Certificate of Incorporation of the Company
    3.2(17)    Bylaws of the Company, as amended
    3.3(2)     Restated Certificate of Incorporation of the Company
    3.4(2)     Amendment of Bylaws of the Company
    3.5(3)     Restated Certificate of Incorporation of the Company
    3.6(9)     Certificate of Designations of Series A Preferred Stock
    3.7(10)    Certificate of Amendment of Restated Certificate of Incorporation
               of the Company
    3.8        Revised Certificate of Designations of Series B Preferred Stock
    4.1(1)     Form of certificate evidencing ownership of common stock of the
               Company
    4.6(2)     Form of certificate evidencing ownership of common stock of the
               Company
    4.7(3)     Form of Convertible Redeemable Subordinated Note
    4.9(9)     Form of Redeemable Warrant (2003 Private Placement Offering)
   *10.1       The Company's amended and restated stock compensation plan
   *10.9(2)    Employment Agreement dated November 12, 2000 between the Company and James M. Powers, Jr.
   *10.11(14)  Employment Agreement dated February 15, 2001 between the Company and James L. Dunn, Jr. with Amendments
    10.17(7)   Asset Purchase Agreement by and among the Company and Mentergy,
               Inc.
    10.18(15)  Subcontractor Agreement between the Company and Interactive
               Alchemy, Inc. with Amendments
    10.20(12)  Note Purchase Agreement dated February 12, 2004 between the
               Company and certain creditors
    10.21(12)  Unit Purchase and Agency Agreement dated April 19, 2004 between the Company and Cerberus Financial, Inc.

    10.22(12)  Placement Agency Agreement dated March 10, 2004 between the
               Company and Peacock, Hislop, Staley, and Given, Inc.
    10.23(11)  Asset Purchase Agreement and Plan of Reorganization by and
               between the Company and Glyphics Communications, Inc.
    *10.24(13) Employment Agreement dated June 1, 2004 between the Company and
               Gary L. Moulton, as amended
    10.25(15)  Securities Purchase Agreements effective June 9, 2006
    10.26(15)  Registration Rights Agreements effective June 9, 2006
    10.27(16)  Amendment to Unit Purchase and Agency Agreement
    10.28(18)  Asset Purchase Agreement by and between American Teleconferencing
               Services, Ltd. d/b/a Premier Global Services and the Company
    14.1(13)   Code of Ethics
    16(8)      Letter re Change in Certifying Accountant
    +21.1      Subsidiaries of the Registrant
    +23.1      Consent of Independent Registered Public Accounting Firm
    +31.1      Chief Executive Officer Section 302 Certification
    +31.2      Principal Financial Officer Section 302 Certification
    +32.1      Chief Executive Officer Section 906 Certification
    +32.2      Principal Financial Officer Section 906 Certification


(1) Previously filed as an exhibit to iLinc's Registration Statement on Form S-1 (No. 333-37633), and incorporated herein by reference.
(2) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001.
(3) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002.
(4) Previously filed as an exhibit to iLinc's Form 8-K filed October 16, 2001.
(5) Previously filed as an exhibit to iLinc's Form 8-K filed January 30, 2002.
(6)      Previously filed as an exhibit to iLinc's Form 8-K filed July 2, 2002.
(7) Previously filed as an exhibit to iLinc's Form 8-K filed December 20, 2002.
(8) Previously filed as an exhibit to iLinc's Form 8-K filed January 24, 2007.
(9) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(10) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003.
(11)     Previously filed as an exhibit to iLinc's Form 8-K filed June 14, 2004.
(12) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2004.
(13) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.
(14) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.
(15) Previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2006 and amendment furnished herewith.
(16) Previously filed as an exhibit to iLinc's Form 8-K filed December 12, 2006.
(17) Previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007
(18)     Previously filed as an exhibit to iLinc's Form 8-K filed May 2, 2008.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15 of Form 10-K.
+        Furnished herewith as an Exhibit

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Phoenix, State of Arizona, on June 27, 2008.


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

NAME                            CAPACITY                                         DATE
----                            --------                                         ----

/s/ JAMES M. POWERS, JR.       Chairman of the Board, President and Chief        June 27, 2008
-----------------------------  Executive Officer (Principal Executive Officer)
James M. Powers, Jr.

/s/ JAMES H. COLLINS           Director                                          June 27, 2008
-----------------------------
James H. Collins

/s/ KENT PETZOLD               Director                                          June 27, 2008
-----------------------------
Kent Petzold

/s/ DANIEL T. ROBINSON, JR.    Director                                          June 27, 2008
-----------------------------
Daniel T. Robinson, Jr.

/s/ MICHAEL T. FLYNN           Director                                          June 27, 2008
-----------------------------
Michael T. Flynn