Form 10-Q
period 2008-06-30
ILINC COMMUNICATIONS INC
filed 2008-08-14
CIK 1042291

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. (20549)

                                 --------------

                                    FORM 10-Q
(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 001-13725

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

                                 --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 13, 2008 was 34,623,816 net of shares held in treasury.

================================================================================

                             FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                                        PAGE
                                                                                     ----

     Item 1--Unaudited Condensed Consolidated Financial Statements

                 Unaudited Condensed Consolidated Balance Sheets as of
                 June 30, 2008 and March 31, 2008 .................................    4

                 Unaudited Condensed Consolidated Statements of
                 Operations for the Three Months Ended June 30, 2008 and 2007 .....    5

                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended June 30, 2008 and 2007 ................    6

                 Notes to Unaudited Condensed Consolidated Financial Statements ...    7

     Item 2--Management's Discussion and Analysis of Financial Condition
             and Results of Operations ............................................   19

     Item 3--Quantitative and Qualitative Disclosures about Market Risk ...........   31

     Item 4T--Controls and Procedures .............................................   32

PART II--OTHER INFORMATION

     Item 1--Legal Proceedings ....................................................   33

     Item 1A--Risk Factors ........................................................   33

     Item 2--Unregistered Sales of Equity Securities and Use of Proceeds ..........   36

     Item 3--Defaults of Senior Securities ........................................   36

     Item 4--Submission of Matters to a Vote of Security Holders ..................   36

     Item 5--Other Information ....................................................   36

     Item 6--Exhibits .............................................................   37

     Signatures ...................................................................   38


                           FORWARD-LOOKING STATEMENTS


         Unless the context requires otherwise, references in this document to "iLinc Communications," "iLinc," the "Company," "we," "us," and "our" refer to iLinc Communications, Inc. and its consolidated subsidiaries.

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

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     JUNE 30,    MARCH 31,
                                                                       2008        2008
                                                                     --------    --------

ASSETS
Current assets:
   Cash and cash equivalents .....................................   $  1,232    $    669
   Certificates of deposit .......................................      2,760         373
   Accounts receivable, net of allowance for doubtful accounts of
     $25 and $30 at June 30 and March 31, 2008, respectively .....        785         627
   Other receivables .............................................        953          --
   Prepaid expenses and other current assets .....................        301         272
   Assets related to discontinued operations .....................        594       3,145
                                                                     --------    --------
     Total current assets ........................................      6,625       5,086

Property and equipment, net ......................................        521         566
Goodwill .........................................................      9,229       9,520
Intangible assets, net ...........................................        788         869
Other receivables ................................................        120          --
Other assets .....................................................         14          14
                                                                     --------    --------
     Total assets ................................................   $ 17,297    $ 16,055
                                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt .............................   $     95    $     95
   Accounts payable trade ........................................        458         612
   Accrued liabilities ...........................................        993         751
   Current portion of capital lease liabilities ..................        124         120
   Deferred revenue ..............................................      1,509       1,507
   Liabilities related to discontinued operations ................        707         778
                                                                     --------    --------
     Total current liabilities ...................................      3,886       3,863

Long term debt, less current maturities, net of discount and beneficial conversion feature of $741 and $791, at June 30
  and March 31, 2008, respectively ...............................      7,566       7,535
Capital lease liabilities, less current maturities ...............        224         256
Deferred tax liability ...........................................        406         384
                                                                     --------    --------
     Total liabilities ...........................................     12,082      12,038
                                                                     --------    --------

SHAREHOLDERS' EQUITY:
 Preferred stock series A & B, 10,000,000 shares authorized:
   Series A preferred stock, $.001 par value, 75,000 and
   105,000 shares issued and outstanding, liquidation
   preference of $750,000 and $1,050,000 at June 30 and
   March 31, 2008, respectively ..................................         --          --
 Series B preferred stock, $.001 par value, 55,000 shares issued and outstanding, liquidation preference of $550,000 at June
   30 and March 31, 2008, respectively ...........................         --          --
 Common stock, $.001 par value 100,000,000 shares authorized
   36,056,228 and 35,456,228 issued at June 30 and March
   31, 2008, respectively ........................................         35          35
   Additional paid-in capital ....................................     46,519      46,498
   Accumulated deficit ...........................................    (39,931)    (41,108)
   Less:  1,432,412 treasury shares at cost ......................     (1,408)     (1,408)
                                                                     --------    --------
     Total shareholders' equity ..................................      5,215       4,017
                                                                     --------    --------
     Total liabilities and shareholders' equity ..................   $ 17,297    $ 16,055
                                                                     ========    ========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            --------------------
                                                              2008        2007
                                                            --------    --------
Revenues
   Software licenses ....................................   $    585    $  1,152
   Subscription services ................................        469         511
   Software maintenance, hosting and other services .....        866         855
                                                            --------    --------
       Total revenues ...................................      1,920       2,518
                                                            --------    --------

Cost of revenues
   Software licenses ....................................         45          67
   Subscription services ................................         66         103
   Software maintenance, hosting and other services .....        127         211
   Amortization of technology ...........................         53          --
                                                            --------    --------
       Total cost of revenues ...........................        291         381
                                                            --------    --------
Gross profit ............................................      1,629       2,137
                                                            --------    --------

Operating expenses
   Research and development .............................        531         362
   Sales and marketing ..................................        900       1,172
   General and administrative ...........................        613         663
                                                            --------    --------
       Total operating expenses .........................      2,044       2,197
                                                            --------    --------
(Loss) from operations ..................................       (415)        (60)

Interest expense ........................................       (258)       (256)
Amortization of beneficial debt conversion ..............        (79)        (81)
                                                            --------    --------
       Total interest expense ...........................       (337)       (337)
Interest income (charges) and other .....................          3         (27)
                                                            --------    --------
Loss from continuing operations before income taxes .....       (749)       (424)
Income taxes ............................................        (21)        (21)
                                                            --------    --------

Loss from continuing operations .........................       (770)       (445)
Income from discontinued operations .....................      1,976         523
                                                            --------    --------

Net income ..............................................      1,206          78

   Series A and B preferred stock dividends .............        (29)        (35)
                                                            --------    --------
Income available to common shareholders .................   $  1,177    $     43
                                                            ========    ========
Income per common share, basic
   From continuing operations ...........................   $  (0.02)   $  (0.01)
   From discontinued operations .........................       0.06        0.01
                                                            --------    --------
        Net income per common share, basic ..............   $   0.04    $     --
                                                            ========    ========
Income per common share, diluted
   From continuing operations ...........................   $  (0.02)   $  (0.01)
   From discontinued operations .........................       0.06        0.01
                                                            --------    --------
        Net income per common share, diluted ............   $   0.04    $     --
                                                            ========    ========
Number of shares used in calculation of income per share:
    Basic ...............................................     34,256      33,585
                                                            ========    ========
    Diluted .............................................     34,256      33,585
                                                            ========    ========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                   ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                      ------------------
                                                                       2008       2007
                                                                      -------    -------

Net cash (used in) provided by operating activities ...............   $  (633)   $   234
                                                                      -------    -------
Cash flows from investing activities:
   Investment in certificate of deposit ...........................    (2,387)        (6)
   Capital expenditures ...........................................       (17)       (38)
   Capitalization of software development costs ...................        --       (263)
   Repayment of note receivable ...................................        --         14
                                                                      -------    -------
        Net cash used in investing activities .....................    (2,404)      (293)
                                                                      -------    -------
Cash flows from financing activities:
   Proceeds from issuance of common stock .........................        --         --
   Series A and B preferred stock dividends .......................       (29)       (35)
   Stock issuance expense .........................................        --         --
   Proceeds from exercise of stock options ........................        --         --
   Repayment of long-term debt ....................................       (19)       (31)
   Repayment of capital lease liabilities .........................       (28)        (7)
                                                                      -------    -------
        Net cash used in financing activities .....................       (76)       (73)
                                                                      -------    -------

Cash flows from continuing operations .............................    (3,113)      (132)
Net cash flows (used in) provided by operating activities
  from discontinued operations ....................................      (387)       251
Net cash flows provided by (used in) investing activities from
  discontinued operations .........................................     4,063         (2)
                                                                      -------    -------

        Net change in cash and cash equivalents ...................       563        117
Cash and cash equivalents, beginning of period ....................       669      1,057
                                                                      -------    -------

Cash and cash equivalents, end of period ..........................   $ 1,232    $ 1,174
                                                                      =======    =======

         Supplemental Schedule of Noncash Investing and Financing Activities

                                                                      THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                      ------------------
                                                                       2008       2007
                                                                      -------    -------
Note receivable from sale of Audio and Events business.............     1,073         --
Fair value of warrants recorded as prepaid ........................       (22)        (1)
Addition of assets under capital leases ...........................        --         69


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

         The Company maintains corporate headquarters in Phoenix, Arizona and has occupied that 9,100 square foot Class A facility since the Company's inception in 1998. The Phoenix lease requires a monthly rent and operating expenses of approximately $25,000 and will expire on February 28, 2012. The Company also maintains a 2,500 square foot Class B facility in Troy, New York with an emphasis in that location on research and development and technical support. The New York lease requires a monthly rent and operating expenses of approximately $4,000 and it expires on June 30, 2009. In addition, the Company maintains an 8,000 square foot Class A facility in Springville, Utah with a historical emphasis on audio conferencing operations. The Utah facility will be closed upon the transition of audio conferencing operations.

         The Company began operations in March of 1998 in a different industry, with its formation including the simultaneous rollup of fifty private businesses and a simultaneous initial public offering. The Company changed its name to iLinc Communications, Inc. in February 2004.

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport it to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary to fairly state the results for the interim periods ended June 30, 2008 and 2007.

         Fiscal operating results for interim periods are not necessarily indicative of the results for a full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K as of and for the year ended March 31, 2008, as filed with the SEC and available for free on the Company's Website.

2.       ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

         On April 28, 2008, the Company entered into an Asset Purchase Agreement (the "Audio Conferencing Agreement") with American Teleconferencing Services Ltd. (the "Purchaser"), a subsidiary of Premiere Global Services, Inc. The Audio Conferencing Agreement provided for the sale by the Company of a majority of its audio conferencing assets. The closing of the transaction occurred on May 2, 2008. On the closing date, the Purchaser paid the Company $3.3 million, with an additional payment of $833,000 to be paid within ten days of the transition date of July 25, 2008 as defined in the Audio Conferencing Agreement. The transition payment of $833,000 has been recorded in Other Receivables on the balance sheet at June 30, 2008. As further consideration, Purchaser will tender on or before June 1, 2009 an earn-out payment, if any, the product of 1.25 times the amount that the Purchaser earns in revenue from the acquired customer accounts in excess of $2.7 million during the twelve months after closing. Additionally, on May 13, 2008, the Purchaser paid $558,000 for the Company's identified audio conferencing accounts receivable that was less than 90 days old, and will pay thereafter 103% of the accounts receivable collected from those audio conferencing accounts in excess of the initial payment. The gain on sale resulting from the transaction has been recorded as of the closing date.

         On June 30, 2008, the Company entered into an Asset Purchase Agreement (the "Events Business Agreement") with Conference Plus, Inc. The Events Business Agreement provided for the sale by the Company of the assets related to the Events portion of its audio conferencing business (the "Events Business"). On the closing date, the Purchaser paid the Company $175,000, with additional monthly earn-out payments equal to the greater of: (a) twenty five percent of the revenue derived by Purchaser from the Event Business or (b) $10,000 for each of the twenty-four months after the closing date. The minimum monthly amount due of $10,000 per month has been recorded as $120,000 in Other Receivables - Current, and $120,000 in Other Receivables in Noncurrent on the balance sheet at June 30, 2008. The gain on sale resulting from the transaction has been recorded as of the closing date.

         The Company sold both its audio conferencing and Events Business assets due to continued price pressure for the market's perception of a commoditized product in regards to audio conferencing, and as a result the Company experienced continued margin contraction. The Company sold these assets to provide cash to enable it to focus on its Web conferencing product.

         Therefore, pursuant to the criteria established by SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, the Company has determined that all of its audio conferencing operations (i.e., the portion sold and the Events business retained) and related assets and liabilities should be classified as assets and liabilities "related to discontinued operations" as of June 30, 2008 and, the Company's results of operations related to its audio conferencing business for the three months ended June 30, 2008 and 2007 have been reclassified as income from discontinued operations.

         A summary of the assets and liabilities of the audio conferencing business are as follows:

                                                             -------------------
                                                             JUNE 30    MARCH 31
                                                               2008       2008
                                                             -------     -------
                                                               (IN THOUSANDS)
Assets:
Accounts receivable ......................................   $   594     $   834
Property and equipment, net ..............................        --         192
Goodwill .................................................        --       1,686
Intangible assets, net ...................................        --         433
                                                             -------     -------
Assets - related to discontinued operations ..............   $   594     $ 3,145
                                                             =======     =======

Liabilities:
Accounts payable .........................................   $   449     $   611
Accrued liabilities ......................................       258         167
                                                             -------     -------
Liabilities - related to discontinued operations .........   $   707     $   778
                                                             =======     =======

         A summary of the results from discontinued operations for the three months ended June 30, 2008 and 2007 are as follows:

                                                                  --------------
                                                                   FOR THE THREE
                                                                   MONTHS ENDED
                                                                     JUNE 30,
                                                                  --------------
                                                                   2008    2007
                                                                  ------  ------

   Audio services revenues ....................................   $  641  $1,606
   Cost of audio services revenues ............................      574     917
                                                                  ------  ------
   Gross profit ...............................................       67     689
   Operating expenses .........................................       29     152
                                                                  ------  ------
   Income from discontinued operations ........................       38     537
   Interest expense ...........................................       --      14
   Gain on sale of Audio Conferencing and Events Businesses ...    1,938      --
                                                                  ------  ------
   Net income from discontinued operations ....................   $1,976  $  523
                                                                  ======  ======

         There was no tax effect within the discontinued operations.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION OF PREVIOUSLY REPORTED FIGURES

         The consolidated statement of operations for the three months ended June 30, 2008 and 2007 has a reclassification of revenues and cost of revenues derived from subscription and hosting services and audio services. Hosting services have been reclassified to Software Maintenance, Hosting and Other Services Revenues and cost of revenues from Subscription Services. These sources were combined in the prior year's financial statements and have been retroactively reclassified for comparative purposes. All audio services revenues and cost of revenues, as well as audio services operating expenses have been reclassified as discontinued operations.

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

CERTIFICATE OF DEPOSIT

         The Company holds certificates of deposit at a financial institution. These certificates have a maturity of five months from the date of acquisition, which preclude them from being accounted for as cash equivalents.

CUSTOMER CONCENTRATIONS

         Accounts receivable balances for three customers totaled approximately 13%, 7% and 7%, respectively, at June 30, 2008 and accounts receivable balances for two customers totaled approximately 18% and 14% of the total balance outstanding at March 31, 2008.

STOCK-BASED COMPENSATION

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

LOSS/INCOME PER SHARE

         Basic loss/income per share are computed by dividing net loss/income available to common shareholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted loss/income per share is computed similar to basic loss/income per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the three months ended June 30, 2008 options and warrants to purchase 5,387,724 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. For the three months ended June 30, 2007, options and warrants to purchase 2,234,443 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

         Additionally, for the three months ended June 30, 2008 and 2007, preferred stock and debt convertible into 8,800,000 and 9,780,000 shares of common stock, respectively, were excluded from the computation of diluted loss/income per share because inclusion of such would be anti-dilutive. Furthermore, restricted stock grants of 1,250,000 and 450,000 shares have been excluded from the loss/income per share calculations for the three months ended June 30, 2008 and 2007, respectively because the measurement date stock price exceeds the average stock price for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

         On February 15, 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. The impact of adopting this Standard was not material.

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

4.       GOODWILL AND INTANGIBLE ASSETS, NET

         The balance of goodwill was $9,520,000 at March 31, 2008 and $9,229,000 at June 30, 2008. The change in the carrying amount of goodwill was a result of reallocation of goodwill based on the analysis performed for the audio sale. As a result of the sale of the Company's audio conferencing assets, $1,686,000 of goodwill, which was previously classified in assets related to discontinued operations plus an additional $291,000 of goodwill reallocated to discontinued operations, resulting from the goodwill analysis, was included in the calculation of gain on sale of the audio conferencing and events business for the three months ended June 30, 2008.

         Intangible assets consisted of the following:

                                                              JUNE 30, 2008
                                            --------------------------------------------------
                                              WEIGHTED
                                              AVERAGE     GROSS
                                             REMAINING   CARRYING     ACCUMULATED
                                               LIVES      AMOUNT     AMORTIZATION       NET
                                            --------------------------------------------------
                                              (YEARS)               (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                    3.37     $      919    $     (551)   $      368
   Purchased software                          0.00            675          (675)           --
   Customer relationship                       0.00             32           (32)           --
   Capitalized software development costs      2.00            630          (210)          420
                                                        --------------------------------------
                                                        $    2,256    $   (1,468)   $      788
                                                        ======================================

                                                              MARCH 31, 2008
                                            --------------------------------------------------
                                              WEIGHTED
                                              AVERAGE     GROSS
                                             REMAINING   CARRYING     ACCUMULATED
                                               LIVES      AMOUNT     AMORTIZATION       NET
                                            --------------------------------------------------
                                              (YEARS)               (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                    3.61     $      919    $     (523)   $      396
   Purchased software                          0.00            675          (675)           --
   Customer relationships                      0.00             32           (32)           --
   Capitalized software development costs      2.25            630          (157)          473
                                                        --------------------------------------
                                                        $    2,256    $   (1,387)   $      869
                                                        ======================================

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         In May of 2006, the Company began production of version 9 of its Web conferencing software. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project, since technological feasibility was achieved in May 2006. Version 9 was completed and released to customers in June 2007 and at that time the accrued balance of software development costs totaled $630,000. The Company capitalized $0 and $263,000 of software development costs for the three months ended June 30, 2008 and 2007, respectively. The Company began amortization of these capitalized software development costs, using the straight-line amortization over a three year period beginning July 1, 2007. As of June 30, 2008, the net unamortized capitalized direct and indirect software development costs were $420,000.

5.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                            JUNE 30,   MARCH 31,
                                                              2008       2008
                                                            --------   --------
                                                               (IN THOUSANDS)
            Accrued state sales tax .....................   $     43   $     46
            Accrued interest payable ....................        265        265
            Amount payable to Interactive Alchemy .......        139        113
            Accrued salaries and related benefits .......        516        294
            Other .......................................         30         33
                                                            --------   --------
               Total accrued liabilities ................   $    993   $    751
                                                            ========   ========

6.     LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                     JUNE 30,    MARCH 31,
                                                                       2008       2008
                                                                      -------    -------
                                                                        (IN THOUSANDS)
      2002 Convertible redeemable unsecured subordinated notes ....   $ 5,100    $ 5,100
      2004 Senior unsecured notes .................................     2,962      2,962
      Notes payable ...............................................       340        359
                                                                      -------    -------
                                                                        8,402      8,421

      Less:   Current portion of long-term debt ...................       (95)       (95)
              Discount ............................................      (371)      (396)
              Beneficial conversion feature .......................      (370)      (395)
                                                                      -------    -------
      Long-term debt, net of current portion ......................   $ 7,566    $ 7,535
                                                                      =======    =======

         In connection with a previous acquisition, the Company assumed an unsecured credit line with an original principal balance of $400,000. On April 1, 2007, the note with a principal balance of $398,000 was modified to provide for fixed payments of principal, due in 60 equal monthly installments plus variable interest, with the final payment due April 1, 2012. The note had a principal balance of $318,000 at June 30, 2008.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to June 30, 2008 are as follows (IN THOUSANDS):

        2009 ......................................................     $     95
        2010 ......................................................           81
        2011 ......................................................        3,049
        2012 ......................................................        5,177
        2013 ......................................................           --
        Thereafter ................................................           --
                                                                        --------
                                                                        $  8,402
                                                                        ========

7.       CAPITALIZATION

PREFERRED STOCK

         During the three months ended June 30, 2008, holders of 30,000 shares of Series A preferred stock converted their shares to 600,000 shares of common stock. The conversion of the Preferred Stock was in accordance with the terms of the Preferred Stock agreement and increased the number of share outstanding by 600,000.

8.       INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded income tax expense of $21,000 for the three months ended June 30, 2008 and 2007, respectively. The deferred income tax expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill recognized on the Company's purchase of the assets from Quisic and LearnLinc. The Company has recorded a valuation allowance for its deferred tax assets due to the historical lack of profitable operating history. In the event that the Company determines that it will be more likely than not that the Company will derive profitability and corresponding taxable income, then it will realize a portion of its fully reserved deferred tax asset. Upon such determination and corresponding realization, an adjustment to the deferred tax asset would increase net income through recording a tax benefit in the period when such a determination is made. The Company does not believe that recognition is likely before the end of fiscal year 2009.

         The Company adopted FIN 48 as of April 1, 2007. The adoption of FIN 48 has not had an impact on the Company's financial position or results of operations for the three months ended June 30, 2008. The Company has no unrecognized tax benefit, as described in FIN 48, as of June 30, 2008.

         It is the Company's policy to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued as of June 30, 2008. Furthermore, there were no interest or penalties recorded during the three months ended June 30, 2008.

         The Company is subject to income tax examinations for U.S. Federal income taxes and state income taxes from fiscal 2005 forward. As of June 30, 2008, the Company is not undergoing any U.S. Federal or state tax audits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2009.

         There was no current income tax expense for the three months ended June 30, 2008 and 2007 because net operating loss carry-forwards were utilized to eliminate taxable income and the payment of any federal income tax.

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

         There were stock options and stock awards representing 3,540,060 shares outstanding under the Plan at June 30, 2008. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of ten years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

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

         In accordance with SFAS 123R, the Company recognized $43,000 of compensation expense related to vesting of stock option awards and restricted stock grants in the three months ended June 30, 2008. The Company recognized $36,000 of compensation expense related to stock options and vesting of stock grants in the three months ended June 30, 2007. The following table summarizes stock-based compensation expense related to employee stock options and vesting of employee stock grants under SFAS 123R for the three months ended June 30, 2008 and 2007, which was allocated as follows (in thousands except per share amounts).

                                                                       -----------------------------
                                                                       THREE MONTHS    THREE MONTHS
                                                                           ENDED           ENDED
                                                                       JUNE 30, 2008   JUNE 30, 2007
                                                                       -----------------------------
Stock-based compensation expense included:
  Cost of sales ....................................................   $           1   $           1
  Research and development .........................................               5               3
  Sales and marketing ..............................................               9              14
  General and administrative .......................................              11               5
  Discontinued operations ..........................................               2               3
                                                                       -----------------------------
         Total .....................................................              28              26
Stock-based compensation expense related to employee
  stock grants included in general and administrative costs ........              15              10
                                                                       -----------------------------
Stock-based compensation expense related to employee stock
  options and employee stock  grants included in income
  from operations ..................................................              43              36
Tax benefit ........................................................              --              --
                                                                       ------------------------------

Stock-based compensation expense related to employee stock
  options and employee stock grants, net of tax ....................   $          43   $          36
                                                                       ==============================

Decrease in basic earnings per share ...............................   $          --   $          --
Decrease in diluted earnings per share .............................   $          --   $          --

         As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 is based on options ultimately expected to vest, it has been reduced for expected forfeitures.

         The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted average fair value of employee stock options granted during the three months ended June 30, 2008 and 2007 was $0.22 per share and $0.64 per share, respectively, using the following weighted-average assumptions:

                                                      2008           2007
                                                      ----           ----
        Risk free interest rate                   3.1% - 3.3%     4.6% - 5.0%
        Dividend yield                                 0%             0%
        Volatility factors of the expected
           market price of the Company's
           common stock                               90%          90% - 93%
        Weighted-average expected life of
           options                                 5 years         10 years

         Stock option activity for the three months ended June 30, 2008 was as follows:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                                       WEIGHTED     CONTRACTUAL      AGGREGATE
                                                 SHARES SUBJECT TO      AVERAGE         LIFE      INTRINSIC VALUE
                                                      OPTIONS       EXERCISE PRICE   (IN YEARS)    (IN THOUSANDS)
Options outstanding at April 1, 2008..........       3,757,764          $0.63
   Options granted............................          12,000          $0.22
   Options exercised..........................              --          $0.00
   Options forfeited and expired..............        (229,704)         $0.96
                                                ------------------
Options outstanding at June 30, 2008..........       3,540,060          $0.61            6.69           $   0
                                                ------------------
Options exercisable at June 30, 2008..........       2,262,686          $0.73            5.21           $   0
                                                ------------------

         The aggregate intrinsic value in the table above represents total pretax intrinsic value (the difference between the Company's closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. During the three months ended June 30, 2008, no options were exercised by employees of the Company. The Company issues new shares of common stock upon the exercise of stock options. At June 30, 2008, 450,917 shares were available for future grants under the Plan. At June 30, 2008, the Company had approximately $586,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and restricted stock grants that will be recognized over the weighted average period of 5.27 years.

         The following table summarizes information about stock options outstanding at June 30, 2008:

                                      OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                            ---------------------------------------  ---------------------
                                         WEIGHTED  WEIGHTED AVERAGE               WEIGHTED
                                         AVERAGE      REMAINING                   AVERAGE
                             NUMBER OF   EXERCISE    CONTRACTUAL      NUMBER OF   EXERCISE
                               SHARES      PRICE     LIFE (YEARS)       SHARES      PRICE
                            -----------  --------  ----------------  -----------  --------
     $   0.23 - $   0.36      1,056,168   $  0.27         9.0            258,278  $   0.25
     $   0.39 - $   0.58      1,258,908   $  0.47         5.1          1,121,416  $   0.48
     $   0.59 - $   0.90        887,886   $  0.64         7.8            545,894  $   0.65
     $   0.92 - $   1.38        102,125   $  1.02         5.1            102,125  $   1.02
     $   1.94 - $   2.91        205,000   $  1.98         1.3            205,000  $   1.98
     $   6.13 - $   9.19         29,973   $  6.13         1.0             29,973  $   6.13
                            -----------                              -----------
                              3,540,060                                2,262,686
                            ===========                              ===========

         WARRANTS

         The following table summarizes information about stock purchase warrants outstanding at June 30, 2008:

                                       WARRANTS OUTSTANDING          WARRANTS EXERCISABLE
                            ---------------------------------------  ---------------------
                                         WEIGHTED  WEIGHTED AVERAGE               WEIGHTED
                                         AVERAGE      REMAINING                   AVERAGE
                             NUMBER OF   EXERCISE    CONTRACTUAL      NUMBER OF   EXERCISE
                               SHARES      PRICE     LIFE (YEARS)       SHARES      PRICE
                            -----------  --------  ----------------  -----------  --------
     $   0.32 - $   0.32         50,000   $  0.32         0.8             50,000  $   0.32
     $   0.40 - $   0.40         50,000   $  0.40         0.8             50,000  $   0.40
     $   0.42 - $   0.42        543,182   $  0.42         2.9            543,182  $   0.42
     $   0.44 - $   0.44        132,972   $  0.44         2.5            132,972  $   0.44
     $   0.50 - $   0.50        700,000   $  0.50         0.3            700,000  $   0.50
     $   0.55 - $   0.55         50,000   $  0.55         0.8             50,000  $   0.55
     $   0.66 - $   0.66        150,000   $  0.66         1.6            150,000  $   0.66
     $   1.50 - $   1.50        171,510   $  1.50         2.6            171,510  $   1.50
                            -----------                              -----------
                              1,847,664                                1,847,664
                            ===========                              ===========

         On July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to an agent of the Company in connection with an agent agreement effective June 30, 2006. The warrant expires on July 1, 2011. The warrant is subject to vesting provisions based on net collected revenue targets achieved through the agent and certain value added resellers over a five year period. As of June 30, 2008, none of the revenue targets had been achieved. Therefore, no expense was recorded in the fiscal year. In accordance with EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES, the Company recorded a prepaid asset and corresponding additional paid-in capital of $101,000 as the fair value of the 1,000,000 shares at June 30, 2008 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of 3 years, volatility of 93.5%, dividend yield of 0% and a risk-free rate of 2.9%. On April 25, 2008, the Company extended the timeframe on meeting the first vesting provision, which originally expired on July 1, 2008 by an additional twelve months to July 1, 2009.

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

10.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2008. During the three-month period ended June 30, 2008, the following occurred with respect to certain of the Company's commitments and contingencies:

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

         Assets recorded under capital leases at June 30, 2008 consisted of the following (IN THOUSANDS):

                Cost.................................................  $    452
                Less: accumulated depreciation.......................      (162)
                                                                       --------
                Total................................................  $    290
                                                                       ========

         Future minimum lease payments under capital leases and non-cancelable operating leases with initial or remaining terms of one or more years consisted of the following at June 30, 2008 (IN THOUSANDS):

                                                            CAPITAL    OPERATING
       2009 .............................................   $  159      $  476
       2010 .............................................      144         376
       2011 .............................................       58         382
       2012 .............................................       42         255
       2013 .............................................        7          --
       Thereafter .......................................       --          --
                                                            ------      ------
       Total minimum obligations ........................      410      $1,489
                                                                        ======
       Less: amount representing interest ...............      (62)
                                                            ------
       Present value of minimum obligations .............      348
                                                            ------
       Less: current portion ............................     (124)
                                                            ======
       Long-term obligation at June 30, 2008 ............   $  224
                                                            ======

         The Company's lease on its Phoenix, Arizona location expires on February 28, 2012. The Phoenix lease requires a monthly rent and operating expense of approximately $25,000. The Company's lease on its New York location expires on June 30, 2009 and requires a monthly rent and operating expenses of approximately $4,000. The lease related to the Utah location expires on December 31, 2008 and requires a monthly rent and operating expenses of approximately $8,000. The Company has accrued the monthly costs for the remainder of the Utah lease in liabilities related to discontinued operations at June 30, 2008.

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


EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Powers, Mr. Dunn, and Mr. Moulton. All are officers, and Mr. Powers is also Chairman of the Board of Directors. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all of the Company's compensation plans. Each agreement establishes a base annual salary and provides the eligibility for an annual award of bonuses based on the management incentive compensation plan (as adopted and amended by the Compensation Committee of the Board of Directors from year to year), and is subject to the right of the Company to terminate their respective employment at any time without cause. Mr. Powers' and Mr. Dunn's employment agreements provide for continuous employment for a one-year term that renews automatically unless otherwise terminated. Mr. Dunn's employment agreement permits Mr. Dunn to work outside the corporate offices, and Mr. Dunn relocated to Houston in June of 2005. Under each of the employment agreements, if the Company terminates the employee's employment without cause (as therein defined), Mr. Powers, Mr. Dunn, and Mr. Moulton will be entitled to a payment equal to 12 months' salary. Mr. Moulton's agreement was amended to expire on December 31, 2008 as a part of the audio conferencing sale effective in fiscal 2009 upon transition of the audio business. Additionally, Mr. Powers' and Mr. Dunn's employment agreements provide for a severance payment equal to one (1) year's compensation in the event of termination of employment following a "change in control" of the Company (as defined therein) except that should Mr. Dunn obtain employment with the successor organization in a comparable position, then the Company shall not be responsible for the severance payment. Each of the foregoing agreements also contains a covenant limiting competition with iLinc for one year following termination of employment. The aggregate potential payment under such agreements would be $575,000 as of June 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto presented in this quarterly report and the audited consolidated financial statements and related notes thereto included in our Annual Report filed on Form 10-K for the year ended March 31, 2008.

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

         Our Web collaboration software is sold on a perpetual license or periodic license basis. A customer may choose to acquire a one-time perpetual license (the "Purchase Model") or may rent our software on a periodic basis on either a per-seat, per-month or per-minute basis (the "Subscription Model"). Should they choose to acquire the software using the Purchase Model, then they may either elect to host our software behind their own firewall or they may choose to have iLinc host it for them, depending upon their preferences, budget and IT capabilities. Customers who select the Purchase Model, whether hosted by iLinc or the customer may also subscribe for ongoing customer support and maintenance and software upgrade services, using a support and maintenance contract with terms from one to five years. The annual maintenance and support fee charged is initially based upon a percentage of the purchase price that varies between 12% and 18% of the Purchase Model license fee paid for the perpetual licenses, with the percentage depending upon the contractual length and pre-payment of the annual maintenance and support agreement. If a customer chooses to have iLinc host their Purchase Model licenses, then the customer is also charged an annual hosting fee equal to between 8% and 10% of the Purchase Model license fee that was paid for the perpetual license.

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

         o We target prospects that are using other Web conferencing service providers that are ready to migrate to Web conferencing software. We believe that these organizations appreciate the cost and feature advantages that our technology offers.

         o We target organizations that have a natural fit for highly secure Web conferencing software such as government, military, and financial organizations as well as the companies that supply to these entities.

         o We continue to cross sell all of our products and services to our existing customers.

         Our marketing efforts incorporate public relations, tradeshows, Web events, Web marketing initiatives and direct marketing (mail and email) efforts messaged in campaigns that speak to the needs of our specific target markets. The goal of our marketing strategy is to drive new business into our customer base and then cross sell our synergistic products and drive usage of all products to increase the propensity for our customers to make additional purchases.

         We have formed relationships with organizations that market and sell our products and services through their sales distribution channels. The relationships can be categorized into those that act as agents and sell on our behalf and value added resellers (a "VAR") that actively sell our products and provide product support typically to their own existing customer base. As of June 30, 2008, we had over 20 organizations selling our products providing indirect sales in the United States and in countries outside the United States, including Canada, the United Kingdom, The Netherlands, Germany, Spain and Japan. Our VARs execute agreements with us to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the VAR licenses the product from us and resells the product to its customers. Under those VAR agreements, we record only the amount paid to us by the VAR as revenue and recognize revenue when all revenue recognition criteria have been met.

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

         External factors that our management considers in analyzing our performance include projected growth rates for our industry and rates of penetration of use of our product categories in the corporate sector. We consider these factors important since they permit us to better project capital needs and growth trends that support our assertions of profitability and cash flow. Analysis of these trends indicates that we are having decreasing success from our direct sales staff for our perpetual licenses, but increasing success in subscription licenses due to market driven forces. That success is likely to translate into increasing recurring revenues over the term of the subscription, and an increasing bottom line as we strive to contain overhead expenses. We expect overhead to decrease in fiscal 2009, due to cost cutting and containment measures carried out in the fourth quarter of fiscal 2008 and continuing through fiscal 2009. We see increasing demand for Web conferencing usage in the business, education and government sectors alike, and we expect these trends to continue over the next three years.

         The following table shows certain items from our income statement as a percentage of revenues from continuing operations (in thousands, except percentages):

                                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                                   JUNE 30, 2008        JUNE 30, 2007
                                                -------------------  -------------------
Revenues
   Software licenses ........................   $   585       30.5%  $ 1,152       45.7%
   Subscription services ....................       469       24.4%      511       20.3%
   Software maintenance, hosting and other
     services ...............................       866       45.1%      855       34.0%
                                                -------------------  -------------------
       Total revenues .......................     1,920      100.0%    2,518      100.0%
                                                -------------------  -------------------

Cost of revenues
   Software licenses ........................        45        2.3%       67        2.7%
   Subscription services ....................        66        3.4%      103        4.1%
   Software maintenance, hosting and other
     services ...............................       127        6.6%      211        8.3%
   Amortization of acquired and developed
     software ...............................        53        2.8%       --         --%
                                                -------------------  -------------------
     Total cost of revenues .................       291       15.1%      381       15.1%
                                                -------------------  -------------------

Gross profit ................................     1,629       84.8%    2,137       84.9%
                                                -------------------  -------------------

Operating expenses
   Research and development .................       531       27.7%      362       14.4%
   Sales and marketing ......................       900       46.9%    1,172       46.5%
   General and administrative ...............       613       31.9%      663       26.3%
                                                -------------------  -------------------
     Total operating expenses ...............     2,044      106.5%    2,197       87.2%
                                                -------------------  -------------------
Loss from operations ........................   $  (415)    (21.7)%  $   (60)     (2.4)%
                                                -------------------  -------------------

RESULTS OF OPERATIONS

REVENUES FROM CONTINUING OPERATIONS

         Total revenues generated from continuing operations for the three months ended June 30, 2008 and 2007 were $1.9 million and $2.5 million, respectively, a decrease of $598,000 or 24% as a result of decreases in software licenses revenue and subscription services revenue offset by a slight increase in software maintenance revenue as follows:

         o Software license revenues decreased $567,000 or 49% from $1.2 million in the three months ended June 30, 2007 to $585,000 in the three months ended June 30, 2008. The decrease was the result of a decrease in direct sales of $698,000 from $880,000 in the three months ended June 30, 2007 to $182,000 in the three months ended June 30, 2008, which was partially offset by an increase in OEM and channel sales of $120,000 based on agreements with OEM and channel sales of $74,000 in the quarter ended June 30, 2007 as compared to sales of $194,000 in the quarter ended June 30, 2008. We recognized revenues from off the shelf courseware of $209,000 for the three months ended June 30, 2008, an increase of $11,000 as compared to the three months ended June 30, 2007. Subscription services revenues were relatively flat, but decreased $42,000 or 8% from $511,000 in the quarter ended June 30, 2007 to $469,000 in the quarter ended June 30, 2008, as the result of decreased indirect subscription revenues of $74,000 due to changes in the subscription model for one of our partners and a decrease in web per minute usage of $23,000. These decreases were partially offset by an increase in direct subscriptions of $56,000, which we expect will continue to increase.

         o Software maintenance, hosting and other services revenues increased $11,000 or 1% from $855,000 in the three months ended June 30, 2007 to $866,000 in the three months ended June 30, 2008. However, we recognized increases in maintenance fees of $61,000 and hosting fees of $35,000 from renewals as the customer base continues to grow. In addition, we recognized an increase in training, storage and recording revenues of $5,000. The increases were partially offset by a decrease in our custom content revenues of $110,000. Our subcontractor agreement with Interactive Alchemy ended in April 2008; therefore we will not recognize custom content revenues in future periods.

         o For the three months ended June 30, 2008, software license revenues were 31% of total revenue, subscription services revenues were 24% of total revenue and software maintenance, hosting and other services revenues were 45% of total revenue, as compared to 46%, 20% and 34%, respectively, for the three months ended June 30, 2007. We expect software license revenues and subscription services revenue to continue to become a larger percentage of total revenues as total revenues increase given our focus on the software Purchase Model, subscription model and indirect sales model. We expect sales from off-the-shelf license sales to decline.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of software license revenues is driven by the types of software licenses sold. It consists of royalty fees paid on certain off-the-shelf products, if any, sold, and sales rebates to distribution partners on the sale of certain software products. Cost of software license revenues for the three months ended June 30, 2008 and 2007 were $45,000 and $67,000, respectively, a decrease of $22,000 or 33%. The decrease was related to costs associated with one license sale as part of a specific arrangement with the customer for the three months ended June 30, 2007. Cost of software license revenue was approximately 2% of total revenues in the quarter ended June 30, 2008 and approximately 3% of total revenues in the quarter ended June 30, 2007. We expect the cost of software license revenues to remain below 3% of total license revenue, which will arise only from royalties which may be due from the sale of off-the-shelf courseware or specific arrangements with customers.

         Cost of subscription services revenue uses a fully allocated overhead method that includes an allocation of salaries and allocable expenses such as network costs resulting from the delivery of our hosted Web conferencing services. Cost of subscription services revenue for the three months ended June 30, 2008 and 2007 were $66,000 and $103,000, respectively, a decrease of $37,000 or 36%. The decrease was primarily a result of a decrease in salaries and benefits due to a reduction in headcount. Cost of subscription services revenue was approximately 3% of total revenues in the three months ended June 30, 2008 and approximately 4% of total revenues in the three months ended June 30, 2007. Overall, we expect the cost of subscription services to remain relatively consistent at 3% to 5% of revenues.

         Cost of software maintenance, hosting and other services revenue includes an allocation of technical support personnel and facilities costs allocable to those services revenues consisting primarily of a portion of our facilities costs, communications and depreciation expenses. However, by far the largest and most variable component of the cost of software maintenance, hosting and other services historically has arisen from the amount due to our third-party subcontractor which was a fixed proportion of the custom content revenue earned. Our agreement with Interactive Alchemy ended in April 2008. The cost of software maintenance, hosting and other services for the three months ended June 30, 2008 and 2007 was $127,000 and $211,000, respectively, a decrease of $84,000 or 40%. The decrease was primarily a result of the amount due to Interactive Alchemy, which decreased by $82,000 from $119,000 for the three months ended June 30, 2007 to $37,000 for the three months ended June 30, 2008. Cost of software maintenance, hosting and professional services revenue was approximately 7% and 8% of total revenues in the three months ended June 30, 2008 and 2007, respectively. We expect that cost of software maintenance, hosting and other services revenue will remain consistent at approximately 5% to 7% of revenues for the remainder of fiscal 2009.

         Amortization of acquired and developed software consists of amortization of capitalized software development costs related to iLinc version
9. Amortization of acquired and developed software for the three months ended June 30, 2008 and 2007 was $53,000 and $0, respectively, as we began amortizing costs related to iLinc version 9 in July, 2007.

GROSS PROFIT

         As a result of the foregoing, our gross profit (total revenues less total cost of revenues) decreased from $2.1 million for the three months ended June 30, 2007 to $1.6 million for the three months ended June 30, 2008. We expect to see gross profit increase as revenues increase in dollar amount and as a percentage as revenues rise since most of the cost of sales are fixed in nature, e.g., amortization.

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Total operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses. We incurred operating expenses of $2.0 million in the three months ended June 30, 2008, a decrease of $153,000 or 7% from $2.2 million in the three months ended June 30, 2007. This decrease is due to decreases in sales and marketing expenses of $272,000 and in general and administrative expenses of $50,000 partially off set by an increase in research and development expenses of $169,000. Total operating expenses were 107% and 87% of total revenues in the three months ended June 30, 2008 and 2007, respectively.

         Research and development expenses represent expenses incurred in connection with the continued development and enhancement of our software products and new versions of our software. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocations and allocated depreciation and amortization expense. Research and development expenses for the three months ended June 30, 2008 and 2007 were $531,000 and $362,000, respectively, an increase of $169,000 or 47%.
During the first quarter of fiscal 2007, we began capitalizing identified direct expenses associated with a specific software development upon achieving technological feasibility for version 9 of our Web collaboration software in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We continued to capitalize those direct costs through June 2007 when the new software product was released for distribution and sale to our customers. We began amortizing these software development costs over a three year period beginning in July 2007. The increase in research and development costs is primarily related to an increase in salary and benefit expense of $212,000. This increase is a result of increased headcount period over period to support our investment in innovation in addition to the fact that in the three months ended June 30, 2007, salary costs directly associated with the development of version 9 were being capitalized, whereas in the three months ended June 30, 2008, the salary costs of those developers are no longer being capitalized, but are being expensed directly to research and development expense. The increase was partially offset by a decrease in computer subscriptions of $36,000 as the result of not renewing a subscription to a particular quality assurance service contract that we had engaged in during most of fiscal 2008. Research and development expense was approximately 28% of total revenues in the three months ended June 30, 2008 and approximately 14% of total revenues in the three months ended June 30, 2007. We expect cost of sales and research and development costs to remain relatively consistent with the first three months of fiscal 2009 for the remainder of the fiscal year.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising and other marketing expenses. Sales and marketing expenses were $900,000 and $1.2 million for the three months ended June 30, 2008 and 2007, respectively, a decrease of $272,000 or 23%. The decrease was a result of planned decreases in salaries and benefits of $39,000 associated with decreased headcount and compensation structure, a decrease in professional services of $43,000, indirect commissions and rebates of $60,000 and a decrease in advertising and marketing expenses of $144,000. We expect sales and marketing expenses to increase in amount as revenues increase, but expect the percentage of sales and marketing expenses incurred in relation to total revenue to remain consistent.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing activities, with the bulk of those general and administrative expenses comprised of salaries, rent and the costs directly associated with being a public company, including accounting costs, legal costs and fees. During the three months ended June 30, 2008 and 2007, general and administrative expenses from continuing operations were $613,000 and $663,000, respectively, a decrease of $50,000 or 8%. The decrease is primarily a result of decreased office expenses of $35,000, a decrease in professional services of $24,000, a decrease in legal fees of $19,000 and a decrease in travel and entertainment of $9,000. These decreases were partially offset by an increase in accounting fees of $36,000 and in board and investor relations expenses of $8,000. General and administrative expenses from continuing operations were 32% of total revenues in the three months ended June 30, 2008 and 26% of total revenues in the three months ended June 30, 2007. In general, we expect general and administrative expense to decrease as a percentage of revenue, but to remain consistent with the first three months of the 2009 fiscal year.

LOSS/INCOME FROM OPERATIONS

         For the three months ended June 30, 2008, we reported a loss from operations of $415,000 as compared to a loss from operations of $60,000 for the three months ended June 30, 2007, a decrease of $355,000. We expect to increase earnings from operations in fiscal 2009 by increasing revenues and decreasing expenses in all three categories of operating expense.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations paid on outstanding debt instruments for the three months ended June 30, 2008 and June 30, 2007 was $258,000 and $256,000, respectively, an increase of $2,000. Non-cash interest expense, arising from the beneficial conversion feature of our debt, for the three months ended June 30, 2008 and June 30, 2007 was $79,000 and $81,000, respectively, a decrease of $2,000.

         We expect interest expense from continuing operations to remain consistent in fiscal 2009 with the expense incurred in fiscal 2008. We also expect non-cash interest expense resulting from the beneficial conversion feature of our debt to remain consistent in fiscal 2009, because the amortization is straight-line. Should there be any debt conversions in fiscal 2009, the interest will increase in order to accelerate the beneficial conversion feature related to the proportion of debt converted.

       INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         We recorded tax expense of $21,000 for both the three months ended June 30, 2008 and 2007. The expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill. We recorded a valuation allowance for our deferred tax asset because we concluded it is not likely we would be able to realize the tax assets due to the lack of profitable operating history. In the event that we determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made that we have met the more likely than not threshold for such recognition.


RESULTS OF DISCONTINUED OPERATIONS

         On April 28, 2008, we entered into an Asset Purchase Agreement (the "Audio Conferencing Agreement") with American Teleconferencing Services Ltd. (the "Purchaser"), a subsidiary of Premiere Global Services, Inc. The Audio Conferencing Agreement provided for the sale by iLinc of a majority of our audio conferencing assets. The closing of the transaction occurred on May 2, 2008. On the closing date, the Purchaser paid iLinc $3.3 million, with an additional payment of $833,000 to be paid within ten days of the transition date of July 25, 2008 as defined in the Audio Conferencing Agreement.
The transition payment of $833,000 has been recorded in Other
Receivables on the balance sheet at June 30, 2008. As further consideration, Purchaser will tender on or before June 1, 2009 an earn-out payment, if any, equal to the product of 1.25 times the amount that the Purchaser earns in revenue from the acquired customer accounts in excess of $2.7 million during the twelve months after closing. Additionally, on May 13, 2008, the Purchaser paid $558,000 for our identified audio conferencing accounts receivable that was less than 90 days old, and will pay thereafter 103% of the accounts receivable collected from those audio conferencing accounts in excess of the initial payment. The gain on sale resulting from the transaction has been recorded as of the closing date.

       On June 30, 2008, we entered into an Asset Purchase Agreement (the "Events Business Agreement") with Conference Plus, Inc. The Events Business Agreement provided for the sale by iLinc of the assets related to the Events portion of our audio conferencing business (the "Events Business"). On the closing date, the purchaser paid us $175,000. In addition, the purchaser has agreed to make monthly earn-out payments for twenty-four months after the closing date equal to the greater of: (a) 25% of the revenue derived by Purchaser from the Event Business for such month or (b) $10,000. The minimum monthly amount due of $10,000 per month has been recorded as $120,000 in Other Receivables - Current, and $120,000 in Other Receivables in Noncurrent on the balance sheet at June 30, 2008. The gain on sale resulting from the transaction has been recorded as of the closing date.

         We sold both our audio conferencing and Events Business assets due to continued price pressure for the market's perception of a commoditized product in regards to audio conferencing, and as a result we experienced continued margin contraction. We sold these assets to provide cash to enable us to focus on our Web conferencing product.

         Therefore, pursuant to the criteria established by SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, we have determined that all of our audio conferencing operations (i.e., the portion sold and the Events business retained) and related assets and liabilities should be classified as assets and liabilities "related to discontinued operations" as of June 30, 2008 and, our results of operations related to our audio conferencing business for the three months ended June 30, 2008 and 2007 have been reclassified as income from discontinued operations.

         A summary of the assets and liabilities of the audio conferencing business are as follows:

                                                                      -------------------
                                                                      JUNE 30,   MARCH 31,
                                                                        2008       2008
                                                                      --------   --------
                                                                         (IN THOUSANDS)
        Assets:
        Accounts receivable ........................................  $    594   $    834
        Property and equipment, net ................................        --        192
        Goodwill ...................................................        --      1,686
        Intangible assets, net .....................................        --        433
                                                                      --------   --------
        Assets - related to discontinued operations ................  $    594   $  3,145
                                                                      ========   ========

        Liabilities:
        Accounts payable ...........................................  $    449   $    611
        Accrued liabilities ........................................       258        167
                                                                      --------   --------
        Liabilities - related to discontinued operations ...........  $    707   $    778
                                                                      ========   ========

         A summary of the results from discontinued operations for the three months ended June 30, 2008 and 2007 are as follows:



                                                                      -------------------
                                                                      FOR THE THREE MONTHS
                                                                         ENDED JUNE 30,
                                                                      -------------------
                                                                        2008       2007
                                                                      --------   --------
                                                                         (IN THOUSANDS)


        Audio services revenues ....................................  $    641   $  1,606
        Cost of audio services revenues ............................       574        917
                                                                      --------   --------
        Gross profit ...............................................        67        689
        Operating expenses .........................................        29        152
                                                                      --------   --------
        Income from discontinued operations ........................        38        537
        Interest expense ...........................................        --         14
        Gain on sale of Audio Conferencing and Events Businesses ...     1,938         --
                                                                      --------   --------
        Net income from discontinued operations ....................  $  1,976   $    523
                                                                      ========   ========

         There was no tax effect within the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have generated cash from capital raising activities through the sale of our common and preferred stock, and from cash flow provided by operations. During the three month period ended June 30, 2008, we also generated cash from the sale of our audio conferencing and Events Business assets. We have used cash to fund our operations but have not used cash to prepay or reduce debt although we have that option without penalty with our senior notes.

         In evaluating our liquidity, we evaluate levels of current assets, current liabilities and accounts receivable, aging of accounts receivable and maturities of debt and obligations under long term leases. Our current assets, including accounts receivable, at June 30, 2008 of $6.6 million were $1.5 million higher than our levels of current assets of $5.1 million at March 31, 2008. Our current liabilities at June 30, 2008 of $3.9 million were approximately $23,000 more than our level of current liabilities at March 31, 2008 of $3.9 million. We had working capital of $2.7 million at June 30, 2008 compared to working capital of $1.2 million at March 31, 2008. Our cash and cash equivalents and certificate of deposit balance increased by $3.0 million, from $1.0 million at March 31, 2008 to $4.0 million at June 30, 2008. Our accounts receivable, net of allowance for doubtful accounts, were $785,000 and $627,000 at June 30, 2008 and March 31, 2008, respectively. Accounts receivable increased, which was consistent with increased revenues when comparing the three months ended June 30, 2008 to the three months ended March 31, 2008. Other receivables of $953,000 at June 30, 2008 consisted of amounts due from the purchasers of our audio conferencing and events businesses. Prepaid and other current assets increased by $29,000 due in part to the timing of annual contracts that were prepaid partially offset by a decrease in the valuation of a warrant to one of our agents that is based on meeting specific sales targets. Current liabilities increased by a total of $23,000. Accounts payable decreased by $154,000 from $612,000 at March 31, 2008 to $458,000 at June 30, 2008 as a
result of paying amounts due at March 31, 2008 during the June 2008 quarter in addition to our efforts to cut expenses during the quarter. Accrued liabilities increased by $242,000 from $751,000 at March 31, 2008 to $993,000 at June 30,
2008, primarily due to the increase of accrued salaries and benefits of $225,000. In the three months ended June 30, 2008, we sold the majority of our assets related to our audio conferencing and events businesses for $4.6 million. As such, assets and liabilities related to the audio conferencing and events businesses have been classified as "Related to Discontinued Operations" in our financial statements as at June 30 and March 31, 2008. At June 30 and March 31, 2008, assets related to discontinued operations were $594,000 and $3.1 million, respectively. Liabilities classified as related to discontinued operations were $707,000 and $778,000 at June 30 and March 31, 2008, respectively. At June 30, 2008 long term debt due in less than one year, capital lease obligations due in less than one year, interest expense for the coming year and operating lease obligations for the coming year aggregated $95,000, $124,000, $1.0 million and $476,000, respectively. We anticipate that cash flow from operations combined with the cash received for the sale of our audio conferencing assets should be sufficient to allow us to meet these obligations without raising additional capital.

         On May 2, 2008, we closed a transaction in which we sold a majority of our audio conferencing assets and audio operations for $4.1 million in cash. In addition, on June 30, 2008, we sold our Events Business for $175,000 in cash, with an additional minimum earn-out of $10,000 per month for 24 months. As such, assets and liabilities related to the audio conferencing business have been classified as Held for Sale in our financial statements as of March 31, 2008 and 2007. We have collected $3.5 million of the purchase price and expect to receive an additional $843,000 in August of 2008.

         We plan to continue to focus on managing overhead while increasing revenue through subscription sales in an effort to maintain positive cash flow and ultimately profitability in fiscal 2009.

CASH FLOWS FROM CONTINUING OPERATIONS

         Cash used in operating activities was $633,000 for the three months ended June 30, 2008 and cash provided by operating activities was $234,000 for the three months ended June 30, 2007. In the three months ended June 30, 2008, cash used in operating activities was primarily attributable to a net loss from continuing operations of $770,000, an increase in accounts receivable of $151,000, an increase in prepaid expenses and other current assets of $51,000 and recovery of bad debts of $7,000. These items were partially offset by depreciation and amortization of $143,000, stock compensation expense of $41,000, deferred income tax expense of $21,000, non-cash accretion of deferred debt discount to interest expense of $50,000, increase in accounts payable and accrued expenses of $88,000 and an increase in deferred revenue of $2,000.

         Cash provided by operating activities from continuing operations was $234,000 during the three months ended June 30, 2007. Cash provided by operating activities from continuing operations during the three months ended June 30, 2007 was primarily attributable to an increase in accounts payable and accrued expenses of $440,000, increase in deferred revenue of $245,000, decrease in prepaid expenses and other current assets of $13,000, depreciation and amortization of $73,000, warrant expense of $21,000, stock compensation expense of $33,000 and deferred income tax expense of $21,000 and non-cash accretion of deferred debt discount to interest expense of $51,000. These items were partially offset by a net loss from continuing operations of $445,000 and an increase in accounts receivable of $225,000.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities was $2.4 million, and $293,000 in the three months ended June 30, 2008 and 2007, respectively. Cash used in investing activities during the three months ended June 30, 2008 was primarily due to $2.4 million investment in certificates of deposit and $17,000 in capital expenditures. Cash used in investing activities during the three months ended June 30, 2007 was primarily due to investments of $6,000 in certificates of deposit, capital expenditures of $38,000 and capitalized software development costs of $263,000. These items were partially offset by the repayment of a note receivable of $14,000.

CASH PROVIDED BY FINANCING ACTIVITIES

         Cash used in financing activities was $76,000 and $73,000 during the three months ended June 30, 2008 and 2007, respectively. Cash used in financing activities in the three months ended June 30, 2008 was attributable to payment of Series A and B preferred stock dividends of $29,000, repayment of long-term debt of $19,000 and repayment of capital lease liabilities of $28,000. Cash used in financing activities in the three months ended June 30, 2007 was attributable to payment of Series A and B preferred stock dividends of $35,000, repayment of long-term debt of $31,000 and repayment of capital lease liabilities of $7,000.

CASH FLOWS FROM DISCONTINUED OPERATIONS

         Cash used in operating activities for the three months ended June 30, 2008 was $387,000. Cash provided by operating activities for the three months ended June 30, 2007 was $251,000. Cash provided by investing activities for the three months ended June 30, 2008 was $4.1 million. Cash used in investing activities for the three months ended June 30, 2007 was $2,000.

OUTSTANDING INDEBTEDNESS AND PREFERRED STOCK

         We currently have outstanding unsecured subordinated convertible notes with a remaining principal balance of $5.1 million due March 29, 2012, Senior Notes with a remaining principal balance of $2.96 million due July 15, 2010, 75,000 issued and outstanding shares of Series A Convertible Preferred Stock and 55,000 issued and outstanding shares of Series B Convertible Preferred Stock. All of the foregoing securities were issued in connection with our capital raising activities.

         Outstanding Indebtedness

         In March 2002, we completed a private placement offering (the "Convertible Note Offering") that provided gross proceeds of $5.75 million that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, we issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of our common stock at the fixed price of $1.00 per share. We may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of our common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Notes offering, we also issued warrants to purchase 5,775,000 shares of our common stock, but those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using the Black-Scholes pricing model and a discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal years 2004, 2005 and 2006, holders with a principal balance totaling $675,000 converted their notes into 2,121,088 shares of our common stock at prices from $0.25 to $0.30 per share. No conversion of debt or acceleration of amortization of costs occurred during the three months ended June 30, 2007 or 2008.

         In April of 2004, we completed a private placement offering of unsecured senior notes (the "2004 Senior Note Offering") that provided gross proceeds of $4.25 million. Under the terms of the 2004 Senior Note Offering, we issued $3,187,000 in unsecured senior notes and 1,634,550 shares of our common stock. The senior notes originally bore an interest rate of 10% per annum and accrued interest is due and payable on a quarterly basis, with principal originally due on July 15, 2007. The senior notes are redeemable by us at 100% of the principal value at any time. The notes and common stock were originally issued with a debt discount of $768,000. The fair value of the warrants to the placement agent was estimated and used to calculate a discount of $119,000 of which $68,000 was allocated to the notes and $51,000 was allocated to equity. The total discount allocated to the notes of $836,000 is being amortized as a component of interest expense over the original term of the notes, which was thirty-nine months. The senior notes are unsecured obligations of our company but are senior in right of payment to all existing and future indebtedness of our company. The resale of the common stock issued in the 2004 Senior Note Offering was registered with the SEC pursuant to a resale registration statement dated August 2, 2005. Effective August 1, 2005, holders with a principal balance and accrued interest totaling $225,800 converted their senior notes and accrued interest into 903,205 shares of our common stock at a price of $0.25 per share. No conversion of debt to equity or acceleration of amortization of costs related to such conversions occurred during the years ended March 31, 2007 or 2008. In December, 2006, we negotiated a modification of the terms of the senior notes to extend the maturity date to July 15, 2010. In exchange for the three year extension, the interest rate increased to 12% per annum effective on January 16, 2007. All other terms and provisions of the senior notes remained unchanged. The direct expenses of the note amendment was $101,000, and the estimated fair value of the warrant issued to the placement agent of $42,000 were recorded as a deferred offering cost and both are being amortized as a component of interest expense over the remaining term of the senior notes.

         Preferred Stock

         On September 16, 2003, we completed our private placement of Series A convertible preferred stock with detachable warrants to purchase 750,000 shares of common stock, providing $1,500,000 in gross proceeds. We originally issued 150,000 shares of Series A Preferred Stock that converts to 3,000,000 shares of common stock. The warrants were immediately exercisable at a price of $1.50 per share and expired on September 16, 2006. We pay an 8% cash dividend, payable quarterly to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 were considered a deemed dividend in the calculation of loss per share. During fiscal years 2005 and 2006, holders of 35,000 shares converted to 700,000 shares of common stock. During fiscal 2007, holders of 12,500 shares of Series A Preferred Stock converted those shares into 250,000 shares of our common stock. During fiscal 2008, holders of 10,000 shares of Series A Preferred Stock converted those shares into 200,000 shares of our common stock. During the three months ended June 30, 2008, holders of 30,000 shares of Series A Preferred Stock converted those shares into 600,000 shares of our common stock. The resale of the underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

         On December 31, 2005, we completed our private placement of Series B convertible preferred stock, with detachable warrants. We originally issued 70,000 shares of Series B Preferred Stock that converts to 2,800,000 shares of common stock, if all converted and warrants to purchase 700,000 shares of common stock. The Series B Preferred Stock bears an 8% dividend payable quarterly. The dividend is cumulative, and the Series B Preferred Stock is non-voting and non-participating. The shares of Series B Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The warrants that are exercisable at an exercise price equal to $0.50 per share expire on September 30, 2008. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of earnings/loss per share. During the 2007 fiscal year, holders of 10,500 shares of Series B Preferred Stock converted those shares into 420,000 shares of our common stock. During the 2008 fiscal year, holders of 4,500 shares of Series B Preferred Stock converted those shares into 180,000 shares of our common stock. The resale of the underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The more significant areas requiring use of estimates relate to revenue recognition, accounts receivable and notes receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of such estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

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

         Our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended March 31, 2008 as filed with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The disclosure is not applicable because iLinc is a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2008, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

         Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the first quarter ended June 30, 2008, no changes were made to our internal control over financial reporting that materially affected or were reasonably likely to materially affect our internal control over financial reporting.

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

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On June 30, 2008, 34,623,816 shares of our common stock were issued and outstanding, net of treasury shares. An additional 16,015,224 shares of our common stock were reserved for issuance that would be issued as the result of the exercise of warrants or the conversion of convertible notes and/or convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

WE DEPEND LARGELY ON ONE-TIME SALES TO GROW REVENUES WHICH MAKE OUR REVENUES DIFFICULT TO PREDICT.

         While subscription Web conferencing provides a more recurring revenue base, a high percentage of our revenue is attributable to one-time purchases by our customers rather than long-term, recurring, conferencing subscription type contracts. As a result, our inability to continue to obtain new agreements and sales may result in lower than expected revenue, and therefore, harm our ability to achieve or sustain operations or profitability on a consistent basis, which could also cause our stock price to decline. Further, because we face competition from larger, better-capitalized companies, we could face increased downward pricing pressure that could cause a decrease in our gross margins. Additionally, our sales cycle varies depending on the size and type of customer considering a purchase. Potential customers frequently need to obtain approvals from multiple decision makers within their company and may evaluate competing products and services before deciding to use our services. Our sales cycle, which can range from several weeks to several months or more, combined with the license purchase model makes it difficult to predict future quarterly revenues.

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

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring smaller reporting companies to include in their annual reports on Form 10-K for fiscal years ending after December 15, 2007 a report of management on their company's internal control over financial reporting, including management's assessment of the effectiveness of their company's internal control over financial reporting as of the company's fiscal year end. In addition, the accounting firm auditing a smaller reporting company's financial statements must also attest to and report on the effectiveness of the company's internal control over financial reporting for fiscal years ending after December 15, 2009. There is a risk that we may not comply with all of its requirements. If we do not timely complete our assessment or if our accounting firm determines that our internal control over financial reporting is not designed or operating effectively as required by Section 404, our accounting firm may either disclaim its opinion or may issue a qualified opinion on the effectiveness of our internal control over financial reporting. If our accounting firm disclaims its opinion or qualifies its opinion as to the effectiveness of our internal control over financial reporting, then investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a) During the three months ended June 30, 2008, holders of 30,000 shares of Series A preferred stock converted their shares to 600,000 shares of common stock. The conversion of the Preferred Stock was in accordance with the terms of the Preferred Stock agreement. We received no proceeds from the conversion of these shares of Series a preferred stock. The shares of common stock issued upon conversion of the shares of Series A preferred stock were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The resale of the underlying common stock issued upon conversion of the preferred stock has been registered with the SEC. No underwriting discounts or commissions were paid in conjunction with the conversions.

         (b) Not applicable.

         (c) We do not have a share repurchase program, and during the three months ended June 30, 2008, we did not repurchase any shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.  OTHER INFORMATION

             None

ITEM 6.       EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
------        -----------------------

  3.1         Restated Certificate of Incorporation of the Company (previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002).
  3.2         Bylaws of the Company, as amended (previously filed as an exhibit to iLinc's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007).
  3.3         Certificate of Designations of Series A Preferred Stock
              (previously filed as an exhibit to iLinc's Quarterly Report on
              Form 10-Q for the fiscal quarter ended December 31, 2003).
  3.4         Certificate of Amendment of Restated Certificate of Incorporation
              of the Company (previously filed as an exhibit to iLinc's
              Quarterly Report on Form 10-Q for the fiscal quarter ended
              December 31, 2003).
  3.5         Revised Certificate of Designations of Series B Preferred Stock
              (previously filed as an exhibit to iLinc's Quarterly Report on
              Form 10-Q for the fiscal quarter ended September 30, 2005).
  4.1         Form of certificate evidencing ownership of common stock of the
              Company (previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2001).
  4.2         Form of Convertible Redeemable Subordinated Note (previously filed as an exhibit to iLinc's Annual Report on Form 10-K for the year ended March 31, 2002).
  4.3         Form of Redeemable Warrant (2003 Private Placement Offering)
              (previously filed as an exhibit to iLinc's Quarterly Report on
              Form 10-Q for the fiscal quarter ended December 31, 2003).
  10.1        Asset Purchase Agreement by and between American Teleconferencing
              Services, Ltd. d/b/a Premier Global Services and the Company
              (previously filed as an exhibit to iLinc's Form 8-K filed May 2,
              2008).
  10.2        Asset Purchase Agreement by and between Conference Plus, Inc. and the Company (previously filed as an exhibit to iLinc's Form 8-K filed July 7, 2008).
  +31.1       Chief Executive Officer Section 302 Certification.
  +31.2       Principal Financial Officer Section 302 Certification.
  +32.1       Chief Executive Officer Section 906 Certification.
  +32.2       Principal Financial Officer Section 906 Certification.

------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15 of Form 10-K.
+    Furnished herewith as an Exhibit

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, iLinc Communications, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ILINC COMMUNICATIONS, INC.
Dated: August 14, 2008

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