Form 10-Q
period 2008-09-30
ILINC COMMUNICATIONS INC
filed 2008-11-05
CIK 1042291

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. (20549)

                                 --------------

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer  |_|                    Accelerated filer  |_|
Non-accelerated filer  |_|                      Smaller reporting company  |X|
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at October 31, 2008 was 34,692,077 net of shares held in treasury.

================================================================================



                                  FORM 10-Q REPORT INDEX

PART I--FINANCIAL INFORMATION                                                                   PAGE
                                                                                                ----
  Item 1--Unaudited Condensed Consolidated Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and
          March 31, 2008........................................................................   4

          Unaudited Condensed Consolidated Statements of Operations for the Three and Six
          Months Ended September 30, 2008 and 2007..............................................   5

          Unaudited Condensed Consolidated Statements of Cash Flows for the Six

          Months Ended September 30, 2008 and 2007..............................................   6

          Notes to Unaudited Condensed Consolidated Financial Statements........................   7

  Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.  18

  Item 3--Quantitative and Qualitative Disclosures about Market Risk............................  30

  Item 4T--Controls and Procedures..............................................................  30

PART II--OTHER INFORMATION

  Item 1--Legal Proceedings.....................................................................  32

  Item 1A--Risk Factors.........................................................................  32

  Item 2--Unregistered Sales of Equity Securities and Use of Proceeds...........................  35

  Item 3--Defaults of Senior Securities.........................................................  35

  Item 4--Submission of Matters to a Vote of Security Holders...................................  35

  Item 5--Other Information.....................................................................  35

  Item 6--Exhibits..............................................................................  36

  Signatures....................................................................................  37

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


                                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,     MARCH 31,
                                                                                           2008            2008
                                                                                         --------        --------
ASSETS
Current assets:
   Cash and cash equivalents .........................................................   $    538        $    669
   Certificates of deposit ...........................................................      2,778             373
   Accounts receivable, net of allowance for doubtful accounts of $25 and $30 at
     September 30 and March 31, 2008, respectively ...................................        818             627
   Other receivables..................................................................        128              --
   Prepaid expenses and other current assets .........................................        223             272
   Assets related to discontinued operations .........................................         --           3,145
                                                                                         --------        --------
     Total current assets ............................................................      4,485           5,086

Property and equipment, net ..........................................................        499             566
Goodwill .............................................................................      9,229           9,520
Intangible assets, net ...............................................................        706             869
Other receivables ....................................................................        100              --
Other assets .........................................................................         14              14
                                                                                         --------        --------
     Total assets ....................................................................   $ 15,033        $ 16,055
                                                                                         ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long term debt .................................................   $     96        $     95
   Accounts payable trade ............................................................        468             612
   Accrued liabilities ...............................................................        849             751
   Current portion of capital lease liabilities ......................................        128             120
   Deferred revenue ..................................................................      1,294           1,507
   Liabilities related to discontinued operations ....................................         89             778
                                                                                         --------        --------
     Total current liabilities .......................................................      2,924           3,863

Long term debt, less current maturities, net of discount and beneficial conversion
    feature of $690 and $791, at September 30 and March 31, 2008, respectively .......      7,595           7,535
Capital lease liabilities, less current maturities ...................................        190             256
Deferred tax liability ...............................................................        427             384
                                                                                         --------        --------
     Total liabilities ...............................................................     11,136          12,038
                                                                                         --------        --------

SHAREHOLDERS' EQUITY:
 Preferred stock series A & B, 10,000,000 shares authorized:
 Series A preferred stock, $.001 par value,75,000 and 105,000 shares issued and outstanding, liquidation preference of $750,000 and $1,050,000 at September 30
   and March 31, 2008, respectively ..................................................         --              --
 Series B preferred stock, $.001 par value, 55,000 shares issued and outstanding, liquidation preference of $550,000 at September 30 and March 31, 2008,
   respectively ......................................................................         --              --
 Common stock, $.001 par value 100,000,000 shares authorized, 34,840,777 and
   35,456,228 issued at September 30 and March 31, 2008, respectively ................         34              35
   Additional paid-in capital ........................................................     45,289          46,498
   Accumulated deficit ...............................................................    (41,280)        (41,108)
   Less: 148,700 and 1,432,412  treasury shares at cost at September 30 and March
     31, 2008, respectively ..........................................................       (146)         (1,408)
                                                                                         --------        --------
     Total shareholders' equity ......................................................      3,897           4,017
                                                                                         --------        --------
     Total liabilities and shareholders' equity ......................................   $ 15,033        $ 16,055
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
                                               (in thousands, except per share data)

                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            -----------------------       -----------------------
                                                                              2008           2007           2008           2007
                                                                            --------       --------       --------       --------
Revenues
   Software licenses .................................................      $    335       $  1,218       $    920       $  2,370
   Subscription services .............................................           528            440            997            951
   Software maintenance, hosting and other services ..................           716            931          1,582          1,786
                                                                            --------       --------       --------       --------
       Total revenues ................................................         1,579          2,589          3,499          5,107
                                                                            --------       --------       --------       --------

Cost of revenues
   Software licenses .................................................            16             --             61             67
   Subscription services .............................................            74             78            140            181
   Software maintenance, hosting and other services ..................            81            240            208            451
   Amortization of technology ........................................            52             52            105             52
                                                                            --------       --------       --------       --------
       Total cost of revenues ........................................           223            370            514            751
                                                                            --------       --------       --------       --------
Gross profit.........................................................          1,356          2,219          2,985          4,356
                                                                            --------       --------       --------       --------

Operating expenses
   Research and development ..........................................           558            547          1,089            909
   Sales and marketing ...............................................           941          1,279          1,841          2,451
   General and administrative ........................................           647            579          1,260          1,242
                                                                            --------       --------       --------       --------
       Total operating expenses ......................................         2,146          2,405          4,190          4,602
                                                                            --------       --------       --------       --------

Loss from operations .................................................          (790)          (186)        (1,205)          (246)

Interest expense .....................................................          (259)          (263)          (517)          (519)
Amortization of beneficial debt conversion ...........................           (79)           (81)          (158)          (162)
                                                                            --------       --------       --------       --------
       Total interest expense ........................................          (338)          (344)          (675)          (681)
Interest income (charges) and other ..................................            16              6             19             --
Warrant expense ......................................................            (7)            --             (7)           (21)
                                                                            --------       --------       --------       --------
Loss from continuing operations before income taxes ..................        (1,119)          (524)        (1,868)          (948)
Income taxes .........................................................           (22)           (22)           (43)           (43)
                                                                            --------       --------       --------       --------

Loss from continuing operations ......................................        (1,141)          (546)        (1,911)          (991)
 (Loss) income from discontinued operations ..........................          (182)           307          1,794            830
                                                                            --------       --------       --------       --------

 Net loss ............................................................        (1,323)          (239)          (117)          (161)
   Series A and B preferred stock dividends ..........................           (26)           (34)           (55)           (69)
                                                                            --------       --------       --------       --------
 Loss available to common shareholders ...............................      $ (1,349)      $   (273)      $   (172)      $   (230)
                                                                            ========       ========       ========       ========
 (Loss) income per common share, basic and diluted
   From continuing operations ........................................      $  (0.03)      $  (0.02)      $  (0.06)      $  (0.03)
   From discontinued operations ......................................         (0.01)          0.01           0.05           0.02
                                                                            --------       --------       --------       --------
        Net loss per common share ....................................      $  (0.04)      $  (0.01)      $  (0.01)      $  (0.01)
                                                                            ========       ========       ========       ========

Number of shares used in calculation of loss (income) per share:
    Basic.............................................................        34,647         33,724         34,452         33,655
                                                                            ========       ========       ========       ========
    Diluted ..........................................................        34,647         33,724         34,452         33,655
                                                                            ========       ========       ========       ========

                              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE INTERIM CONDENSED
                                                CONSOLIDATED FINANCIAL STATEMENTS.



                             ILINC COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                           (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        ---------------------
                                                                         2008           2007
                                                                        -------       -------

Net cash used in operating activities ............................      $(1,833)      $  (154)
                                                                        -------       -------

Cash flows from investing activities:
   Investment in certificate of deposit ..........................       (2,405)          (12)
   Capital expenditures ..........................................          (56)         (110)
   Capitalization of software development costs ..................           --          (263)
   Repayment of note receivable ..................................           --            14
                                                                        -------       -------
        Net cash used in investing activities ....................       (2,461)         (371)
                                                                        -------       -------

Cash flows from financing activities:
   Proceeds from issuance of common stock ........................           --            --
   Series A and B preferred stock dividends ......................          (56)          (70)
   Stock issuance expense ........................................           --            --
   Proceeds from exercise of stock options .......................           --            19
   Repayment of long-term debt ...................................          (40)          (83)
   Repayment of capital lease liabilities ........................          (58)          (24)
                                                                        -------       -------
        Net cash used in financing activities ....................         (154)         (158)
                                                                        -------       -------

Cash flows from continuing operations ............................       (4,448)         (683)
Net cash flows (used in) provided by operating activities from
   discontinued operations .......................................         (646)          749
Net cash flows provided by (used in) investing activities from
   discontinued operations .......................................        4,963            (2)
                                                                        -------       -------

        Net change in cash and cash equivalents ..................         (131)           64
Cash and cash equivalents, beginning of period ...................          669         1,057
                                                                        -------       -------

Cash and cash equivalents, end of period .........................      $   538       $ 1,121
                                                                        =======       =======


         Supplemental Schedule of Noncash Investing and Financing Activities

                                                                          SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        --------------------
                                                                          2008          2007
                                                                        -------       -------
Other receivables from sale of Audio and Event business ..........      $ 1,081       $    --
Fair value of warrants recorded as prepaid .......................          (54)          (19)
Addition of assets under capital leases ..........................           --           109


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

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but does not purport it to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary to fairly state the results for the interim periods ended September 30, 2008 and 2007.

         Fiscal operating results for interim periods are not necessarily indicative of the results for a full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's annual report on Form 10-K as of and for the year ended March 31, 2008, as filed with the SEC and available for free on the Company's Web site.

2.       ASSETS AND LIABILITIES RELATED TO DISCONTINUED OPERATIONS

         On April 28, 2008, the Company entered into an Asset Purchase Agreement (the "Audio Conferencing Agreement") with American Teleconferencing Services Ltd. (the "Purchaser"), a subsidiary of Premiere Global Services, Inc. The Audio Conferencing Agreement provided for the sale by the Company of a majority of its audio conferencing assets. The closing of the transaction occurred on May 2, 2008. On the closing date, the Purchaser paid the Company $3.3 million, with an additional payment of $833,000 to be paid within ten days of the transition date of July 25, 2008 as defined in the Audio Conferencing Agreement. The transition payment of $833,000 was received on August 8, 2008. As further consideration, the Purchaser will tender on or before June 1, 2009 an earn-out payment, if any, which is the product of 1.25 times the amount that the Purchaser earns in revenue from the acquired customer accounts in excess of $2.7 million during the first twelve months after closing. Additionally, on May 13, 2008, the Purchaser paid $558,000 for the Company's identified audio conferencing accounts receivable that was less than 90 days old, and paid in August 2008 103%, or $27,000 of the accounts receivable collected from those audio conferencing accounts in excess of the initial payment. The total sales price including the sales of the accounts receivable was $4.7 million and the resulting gain on sale of $1.8 million has been recorded.

         On June 30, 2008, the Company entered into an Asset Purchase Agreement (the "Events Business Agreement") with Conference Plus, Inc. The Events Business Agreement provided for the sale by the Company of the assets related to the Events portion of its audio conferencing business (the "Events Business"). On the closing date, the Purchaser paid the Company $175,000, with additional monthly earn-out payments equal to the greater of: (a) twenty-five percent of the revenue derived by Purchaser from the Event Business or (b) $10,000 for each of the twenty-four months after the closing date. The minimum monthly amount due of $10,000 per month has been recorded, the balance of which was $120,000 in Other Receivables - Current, and $100,000 in Other Receivables in Noncurrent at September 30, 2008. The Company recorded an additional $8,000 in other receivables - current as of September 30, 2008.The proceeds received as a result of the sale as of September 30, 2008 were $215,000 with a total receivable balance of $228,000. The gain on sale of $128,000 resulting from the transaction has been recorded, which included an additional $28,000 in revenues related to discontinued operations in excess of the minimum monthly earn-outs for the three months ending September 30, 2008.

         The Company sold both its audio conferencing and Events Business assets due to continued price pressure for the market's perception of a commoditized product in regards to audio conferencing, and as a result the Company experienced continued margin contraction. The Company sold these assets to provide cash to enable it to focus on its Web conferencing product.

         Therefore, pursuant to the criteria established by SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, the Company has determined that all of its audio conferencing operations and related assets and liabilities should be classified as assets and liabilities "related to discontinued operations" as of September 30, 2008 and March 31, 2008 and, the Company's results of operations related to its audio conferencing business for the three and six months ended September 30, 2008 and 2007 have been reclassified as income from discontinued operations.

         A summary of the assets and liabilities of the audio conferencing business are as follows:

                                                      ------------------------------
                                                       SEPTEMBER 30,     MARCH 31,
                                                      --------------  --------------
                                                           2008            2008
                                                      --------------  --------------
                                                              (IN THOUSANDS)
Assets:
Accounts receivable.................................  $         --    $        834
Property and equipment, net.........................            --             192
Goodwill............................................            --           1,686
Intangible assets, net..............................            --             433
                                                      --------------  --------------
Assets - related to discontinued operations.........  $         --    $      3,145
                                                      ==============  ==============

Liabilities:
Accounts payable....................................  $        84     $       611
Accrued liabilities.................................            5             167
                                                      --------------  --------------
Liabilities - related to discontinued operations....  $        89     $       778
                                                      ==============  ==============




         A summary of the results from discontinued operations for the three and six months ended September 30, 2008 and 2007 are as follows:

                                                                FOR THE THREE             FOR THE SIX
                                                                 MONTHS ENDED             MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                 2008      2007          2008     2007
                                                              -------------------      ----------------

Audio services revenues ................................      $   --       $1,315      $  641    $2,921
Cost of audio services revenues ........................         104          878         678     1,795
                                                              -------------------      ----------------
Gross profit ...........................................        (104)         437         (37)    1,126

Operating expenses .....................................          77          130         106       282
                                                              -------------------      ----------------
Loss/income from discontinued operations ...............        (181)         307        (143)      844
Interest expense .......................................          --           --          --       (14)
Loss/gain on sale of Audio Conferencing and Events
  Businesses ...........................................          (1)          --       1,937        --
                                                              -------------------      ----------------
Net loss/income from discontinued operations ...........      $ (182)      $  307      $1,794    $  830
                                                              ===================      ================

         There was no tax effect within the discontinued operations.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION OF PREVIOUSLY REPORTED FIGURES

         The consolidated statements of operations for the three and six months ended September 30, 2008 and 2007 include reclassification of revenues and cost of revenues derived from subscription and hosting services and audio services. Hosting services have been reclassified to Software Maintenance, Hosting and Other Services Revenues and cost of revenues from Subscription Services. These sources were combined in the prior year's financial statements and have been retroactively reclassified for comparative purposes. All audio services revenues and cost of revenues, as well as audio services operating expenses have been reclassified as discontinued operations.

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

CUSTOMER CONCENTRATIONS

         Accounts receivable balances for three customers totaled approximately 12%, 9% and 9%, respectively, at September 30, 2008 and accounts receivable balances for two customers totaled approximately 18% and 14% of the total balance outstanding at March 31, 2008.

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

LOSS/INCOME PER SHARE

         Basic loss/income per share are computed by dividing net loss/income available to common shareholders by the weighted-average number of common shares outstanding for each reporting period presented. Diluted loss/income per share is computed similar to basic loss/income per share while giving effect to all potential dilutive common stock equivalents that were outstanding during each reporting period. For the three and six months ended September 30, 2008 options and warrants to purchase 4,795,131 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. For the three and six months ended September 30, 2007, options and warrants to purchase 5,223,999 shares of common stock were excluded from the computation of diluted earnings per share because of their anti-dilutive effect.

         Additionally, for the three and six months ended September 30, 2008 and 2007, preferred stock and debt convertible into 8,800,000 and 9,580,000 shares of common stock, respectively, were excluded from the computation of diluted loss/income per share because inclusion of such would be anti-dilutive. Furthermore, restricted stock grants of 1,250,000 and 450,000 shares have been excluded from the loss/income per share calculations for the three and six months ended September 30, 2008 and 2007, respectively because the measurement date stock price exceeds the average stock price for all periods presented.

4.       GOODWILL AND INTANGIBLE ASSETS, NET

         The balance of goodwill was $9,520,000 at March 31, 2008 and $9,229,000 at September 30, 2008. The change in the carrying amount of goodwill was a result of reallocation of goodwill based on the analysis performed for the audio sale. As a result of the sale of the Company's audio conferencing assets, $1,686,000 of goodwill, which was previously classified in assets related to discontinued operations plus an additional $291,000 of goodwill reallocated to discontinued operations, resulting from the goodwill analysis, was included in the calculation of gain on sale of the audio conferencing and events business for the six months ended September 30, 2008.

         Intangible assets consisted of the following:

                                                                     SEPTEMBER 30, 2008
                                        -----------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING   GROSS CARRYING      ACCUMULATED
                                            LIVES         AMOUNT         AMORTIZATION         NET
                                        -----------------------------------------------------------------
                                           (YEARS)                      (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 3.14     $         919       $      (581)     $        338
   Purchased software                       0.00               675              (675)               --
   Customer relationship                    0.00                32               (32)               --
   Capitalized software development costs   1.75               630              (262)              368
                                                     ----------------------------------------------------
                                                     $       2,256       $    (1,550)     $        706
                                                     ====================================================

                                                                       MARCH 31, 2008
                                        -----------------------------------------------------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING   GROSS CARRYING      ACCUMULATED
                                            LIVES         AMOUNT         AMORTIZATION         NET
                                        -----------------------------------------------------------------
                                           (YEARS)                      (IN THOUSANDS)
AMORTIZED INTANGIBLE ASSETS:
   Deferred financing costs                 3.61     $        919      $        (523)      $     396
   Purchased software                       0.00              675               (675)             --
   Customer relationships                   0.00               32                (32)             --
   Capitalized software development costs   2.25              630               (157)            473
                                                     ----------------------------------------------------
                                                     $       2,256     $      (1,387)      $     869
                                                     ====================================================


CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

         In May of 2006, the Company began production of version 9 of its Web conferencing software. In accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS
OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company began capitalizing certain direct and indirect software development costs that included expenses related to employee payroll costs, consultant fees, dedicated computer hardware costs and specialized software license costs associated with this project, since technological feasibility was achieved in May 2006. Version
9 was completed and released to customers in June 2007 and at that time the accrued balance of software development costs totaled $630,000. The Company did not capitalize software development costs for the three and six months ended
September 30, 2008. The Company capitalized $0 and $263,000 of software development costs for the three and six months ended September 30, 2007. The
Company began amortization of these capitalized software development costs, using the straight-line amortization over a three year period beginning July 1, 2007. As of September 30, 2008 and March 31, 2008, the net unamortized capitalized direct and indirect software development costs were $368,000 and $473,000, respectively.

5.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:
                                                                          SEPTEMBER 30,    MARCH 31,
                                                                             2008             2008
                                                                        ---------------  ---------------
                                                                                (IN THOUSANDS)
Accrued state sales tax.................................................$      45        $      46
Accrued interest payable................................................      266              265
Amount payable to subcontractor.........................................       --              113
Accrued salaries and related benefits...................................      509              294
Other...................................................................       29               33
                                                                        ---------------  ---------------
   Total accrued liabilities............................................$     849        $     751
                                                                        ===============  ===============



6.     LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                          SEPTEMBER 30,    MARCH 31,
                                                                             2008             2008
                                                                        ---------------  ---------------
                                                                                (IN THOUSANDS)

Due 2012, 2002 Convertible redeemable unsecured subordinated notes....... $  5,100       $  5,100
Due 2010, 2004 Senior unsecured notes.....................................   2,962          2,962
Notes payable.............................................................     319            359
                                                                          -------------- -------------
                                                                             8,381          8,421

Less: Current portion of long-term debt...................................     (96)           (95)
         Discount.........................................................    (345)          (396)
         Beneficial conversion feature....................................    (345)          (395)
                                                                          -------------- -------------
Long-term debt, net of current portion....................................$  7,595       $  7,535
                                                                          ============== =============

         In connection with a previous acquisition, the Company assumed an unsecured credit line with an original principal balance of $400,000. On April
1, 2007, the note with a principal balance of $398,000 was modified to provide for fixed payments of principal, due in 60 equal monthly installments plus variable interest, with the final payment due April 1, 2012. The note had a principal balance of $299,000 and $336,000 at September 30, 2008 and March 31,
2008, respectively.

         The aggregate maturities of long-term debt excluding capital leases for each of the next five years subsequent to September 30, 2008 are as follows (IN
THOUSANDS):

2009...................................................................................  $    96
2010...................................................................................    3,044
2011...................................................................................       89
2012...................................................................................    5,152
2013...................................................................................       --
Thereafter.............................................................................       --
                                                                                         ----------
                                                                                         $ 8,381
                                                                                         ==========

7.       CAPITALIZATION

PREFERRED STOCK

         During the six months ended September 30, 2008, holders of 30,000 shares of Series A preferred stock converted their shares to 600,000 shares of common stock. During the three and six months ended September 30, 2007, holders of 10,000 shares of Series A preferred stock converted their shares to 200,000 share of common stock. The conversions of the Preferred Stock was in accordance with the terms of the Preferred Stock agreement and increased the number of share outstanding by 600,000 and 200,000 at September 30, 2008 and 2007, respectively.

TREASURY STOCK

         In August 2008, the Company retired 1.3 million shares of treasury stock with a cost of $1.3 million. The transaction resulted in a reduction of common stock and treasury stock outstanding at September 30, 2008.

8.       INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         The Company recorded income tax expense of $22,000 and $43,000 for the three and six months ended September 30, 2008 and 2007, respectively. The deferred income tax expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill recognized on the Company's purchase of the assets from Quisic and LearnLinc. The Company has recorded a valuation allowance for its deferred tax assets due to the historical lack of profitable operating history. In the event that the Company determines that it will be more likely than not that the Company will derive profitability and corresponding taxable income, then it will realize a portion of its fully reserved deferred tax asset. Upon such determination and corresponding realization, an adjustment to the deferred tax asset would increase net income through recording a tax benefit in the period when such a determination is made. The Company does not believe that recognition is likely before the end of fiscal year 2009.

         The Company adopted FIN 48 as of April 1, 2007. The adoption of FIN 48 has not had an impact on the Company's financial position or results of operations for the six months ended September 30, 2008. The Company has no unrecognized tax benefits, as described in FIN 48, as of September 30, 2008.

         It is the Company's policy to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There is no interest or penalties accrued as of September 30, 2008. Furthermore, there were no interest or penalties recorded during the six months ended September 30, 2008.

         The Company is subject to income tax examinations for U.S. Federal income taxes and state income taxes from fiscal 2005 forward. As of September 30, 2008, the Company is not undergoing any U.S. Federal or state tax audits. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2009.

         There was no current income tax expense for the three and six months ended September 30, 2008 and 2007 because net operating loss carry-forwards were utilized to eliminate taxable income and the payment of any federal income tax.

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

         There were stock options and stock awards representing 4,897,467 shares outstanding under the Plan at September 30, 2008. The Compensation Committee of the Board of Directors administers the Plan. Stock options granted to employees have a contractual term of ten years (subject to earlier termination in certain events) and have an exercise price no less than the fair market value of the Company's common stock on the date of grant. The options vest at varying rates over a one to five year period.

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

         In accordance with SFAS 123R, the Company recognized $63,000 and $106,000 of compensation expense related to vesting of stock option awards and restricted stock grants in the three and six months ended September 30, 2008. The Company recognized $59,000 and $95,000 of compensation expense related to stock options and vesting of stock grants in the three and six months ended September 30, 2007. The following table summarizes stock-based compensation expense related to employee stock options and vesting of employee stock grants under SFAS 123R for the three and six months ended September 30, 2008 and 2007, which was allocated as follows (in thousands except per share amounts).

                                                                      ----------------------------------------------
                                                                       THREE      THREE        SIX         SIX
                                                                       MONTHS     MONTHS      MONTHS      MONTHS
                                                                        ENDED      ENDED       ENDED       ENDED
                                                                      SEPTEMBER  SEPTEMBER   SEPTEMBER   SEPTEMBER
                                                                      30, 2008    30, 2007    30, 2008    30, 2007
                                                                      ----------------------------------------------
Stock-based compensation expense included:
  Cost of sales.....................................................  $       1  $        1  $        2  $        2
  Research and development..........................................          6           5          11           8
  Sales and marketing...............................................          7          13          16          27
  General and administrative........................................         32          27          43          32
  Discontinued operations...........................................          1           3           3           6
                                                                      ----------------------------------------------
         Total                                                               47          49          75          75
Stock-based compensation expense related to employee stock grants
  included in general and administrative costs......................         16          10          31          20
                                                                      ----------------------------------------------
Stock-based compensation expense related to employee stock options           63          59         106          95
and employee stock  grants included in income from operations.......
Tax benefit.........................................................         --          --          --          --
                                                                      ----------------------------------------------

Stock-based compensation expense related to employee stock options
  and employee stock grants, net of tax.............................  $      63  $       59  $      106  $       95
                                                                      ==============================================

Decrease in basic earnings per share................................  $      --   $      --  $       --  $       --
Decrease in diluted earnings per share..............................  $      --   $      --  $       --  $       --

         As stock-based compensation expense recognized in the Consolidated
Statements of Operations for the three and six months ended September 30, 2008 and 2007 is based on options ultimately expected to vest, it has been reduced for expected forfeitures.

         The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted average fair value of employee stock options granted during the six months ended September 30, 2008 and 2007 was $0.18 per share and $0.62 per share, respectively, using the following weighted-average assumptions:

                                                  2008               2007
                                                  ----               ----
Risk free interest rate                       3.0% - 3.3%        4.3.% - 5.0%
Dividend yield                                     0%                 0%
Volatility factors of the expected
   market price of the Company's
   common stock                                90% - 91%          90% - 102%
Weighted-average expected life of
   options                                        5 years          5 - 10 years

         Stock option activity for the six months ended September 30, 2008 was as follows:

                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                                         WEIGHTED       CONTRACTUAL       AGGREGATE
                                                 SHARES SUBJECT TO        AVERAGE           LIFE       INTRINSIC VALUE
                                                      OPTIONS         EXERCISE PRICE     (IN YEARS)     (IN THOUSANDS)
                                                      -------         --------------     ----------     --------------
Options outstanding at April 1, 2008..........          3,757,764          $0.63
   Options granted............................            343,500          $0.25
   Options exercised..........................                 --          $0.00
   Options forfeited and expired..............           (453,797)         $0.72
                                                ---------------------
Options outstanding at September 30, 2008.....          3,647,467          $0.58            6.71                $   0
                                                ---------------------
Options exercisable at September 30, 2008.....          2,444,680          $0.69            5.46                $   0
                                                ---------------------



         The aggregate intrinsic value in the table above represents total pretax intrinsic value (the difference between the Company's closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. During the six months ended September 30, 2008, no options were exercised by employees of the Company. The Company issues new shares of common stock upon the exercise of stock options. At September 30, 2008, 343,510 shares were available for future grants under the Plan. At September 30, 2008, the Company had approximately
$552,000 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options and restricted stock grants that will be recognized over the weighted average period of 5.23 years.

         The following table summarizes information about stock options outstanding at September 30, 2008:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                        --------------------------------------------------------  ----------------------------
                                        WEIGHTED                                                  WEIGHTED
                                         AVERAGE         WEIGHTED AVERAGE                         AVERAGE
                         NUMBER OF      EXERCISE      REMAINING CONTRACTUAL        NUMBER OF      EXERCISE
                           SHARES         PRICE             LIFE (YEARS)             SHARES         PRICE
                        -------------- ------------- ---------------------------  -------------  -------------

$   0.23  - $   0.39        1,374,781   $  0.27                  9.1                    527,760    $  0.26
$   0.40  - $   0.60        1,445,130   $  0.50                  5.6                  1,215,274    $  0.49
$   0.61  - $   0.92          550,458   $  0.71                  6.4                    424,548    $  0.71
$   1.00  - $   1.94          102,125   $  1.62                  2.2                    102,125    $  1.62
$   6.00  - $   6.13          174,973   $  2.71                  1.0                    174,973    $  2.71
                        --------------                                             -------------
                            3,647,467                                                 2,444,680
                        ==============                                             =============

       WARRANTS

         The following table summarizes information about stock purchase warrants outstanding at September 30, 2008:

                                         WARRANTS OUTSTANDING                      WARRANTS EXERCISABLE
                          ---------------------------------------------------  ------------------------------
                                        WEIGHTED                                                  WEIGHTED
                                         AVERAGE         WEIGHTED AVERAGE                         AVERAGE
                         NUMBER OF      EXERCISE      REMAINING CONTRACTUAL        NUMBER OF      EXERCISE
                           SHARES         PRICE             LIFE (YEARS)             SHARES         PRICE
                        -------------- ------------- ---------------------------  -------------  -------------

   $   0.32 - $   0.32           50,000   $  0.32             0.5                    50,000        $   0.32
   $   0.40  -$   0.40           50,000   $  0.40             0.5                    50,000        $   0.40
   $   0.42  -$   0.42          543,182   $  0.42             2.7                   543,182        $   0.42
   $   0.44  -$   0.44          132,972   $  0.44             1.9                   132,972        $   0.44
   $   0.55  -$   0.55           50,000   $  0.55             0.5                    50,000        $   0.55
   $   0.66  -$   0.66          150,000   $  0.66             1.3                   150,000        $   0.66
   $   1.50  -$   1.50          171,510   $  1.50             2.3                   171,510        $   1.50
                          --------------                                      --------------
                              1,147,664                                           1,147,664
                          ==============                                      ==============

         On July 1, 2006, the Company issued a warrant for up to 1,000,000 shares of the Company's common stock, par value $0.001 per share, with an exercise price of $0.55 per share to an agent of the Company in connection with an agent agreement effective June 30, 2006. The warrant expires on July 1, 2011. In accordance with EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS AND SERVICES, the Company recorded a prepaid asset and corresponding additional paid-in capital of $70,000 as the fair value of the 1,000,000 shares at September 30, 2008 using the Black-Scholes pricing model with the following assumptions: contractual and expected life of 2.75 years, volatility of 89.1%, dividend yield of 0% and a risk-free rate of 2.0%. On April 25, 2008, the Company extended the timeframe on meeting the first vesting provision, which originally expired on July 1, 2008 by an additional twelve months to July 1, 2009. The warrant is subject to vesting provisions based on net collected revenue targets achieved through the agent and certain value added resellers over a five year period. As of September 30, 2008, none of the revenue targets had been achieved; however, the Company believes that the revenue targets for the first benchmark will be achieved and began expensing the warrants in the quarter ended September 30, 2008. Therefore, $7,000 of warrant expense was recorded in the fiscal year.

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

10.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to various commitments and contingencies as described in Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2008. During the six-month period ended September 30, 2008, the following occurred with respect to certain of the Company's commitments and contingencies:

LEASE COMMITMENTS

         The Company used operating and capital leases to finance property and equipment acquisitions. Currently, the Company has capital leases for office furniture, computer hardware and software ranging in terms from 3 to 5 years. The capital leases bear interest at varying rates ranging from 10.0% to 14.0% and require monthly payments. The Company's operating leases primarily consist of premise leases for the Phoenix and New York locations.

         Assets recorded under capital leases at September 30, 2008 consisted of the following (IN THOUSANDS):

Cost............................................................$        452
Less: accumulated depreciation..................................        (190)
                                                                ----------------
Total...........................................................$        262
                                                                ================

         Future minimum lease payments under capital leases and non-cancelable operating leases with initial or remaining terms of one or more years consisted of the following at September 30, 2008 (IN THOUSANDS):

                                                           CAPITAL    OPERATING
                                                           -------    ---------
2009...................................................   $    159   $     414
2010...................................................        128         376
2011...................................................         47         382
2012...................................................         38         159
2013...................................................         --          --
Thereafter.............................................         --          --
                                                          ---------- -----------
Total minimum obligations..............................        372   $   1,331
                                                                     ===========
Less: amount representing interest.....................        (54)
                                                          ----------
Present value of minimum obligations...................        318
Less: current portion..................................       (128)
                                                          ----------
Long-term obligation at September 30, 2008.............   $    190
                                                          ==========

         The Company's lease on its Phoenix, Arizona location expires on February 28, 2012. The Phoenix lease requires a monthly rent and operating expense of approximately $25,000. The Company's lease on its New York location expires on June 30, 2009 and requires a monthly rent and operating expenses of approximately $4,000.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Powers, Mr. Dunn, and Mr. Moulton. Mr. Dunn and Mr. Powers are officers and Mr. Powers is also Chairman of the Board of Directors. Mr. Moulton's employment was terminated without cause as a result of the audio conferencing sale effective in fiscal 2009 upon transition of the audio business. Each of these agreements provides for an annual base salary in an amount not less than the initial specified amount and entitles the employee to participate in all of the Company's compensation plans. Each agreement establishes a base annual salary and provides the eligibility for an annual award of bonuses based on the management incentive compensation plan (as adopted and amended by the Compensation Committee of the Board of Directors from year to year), and is subject to the right of the Company to terminate their respective employment at any time without cause. Mr. Powers' and Mr. Dunn's employment agreements provide for continuous employment for a one-year term that renews automatically unless otherwise terminated. Mr. Dunn's employment agreement permits Mr. Dunn to work outside the corporate offices, and Mr. Dunn relocated to Houston in June of 2005. Under each of the employment agreements, if the Company terminates the employee's employment without cause (as therein defined), Mr. Powers and Mr. Dunn will be entitled to a payment equal to 12 months' salary. In accordance with his employment agreement, Mr. Moulton was paid a lump sum payment equal to 12 months' salary in August 2008. Additionally, Mr. Powers' and Mr. Dunn's employment agreements provide for a severance payment equal to one (1) year's compensation in the event of termination of employment following a "change in control" of the Company (as defined therein) except that should Mr. Dunn obtain employment with the successor organization in a comparable position, then the Company shall not be responsible for the severance payment. Each of the foregoing agreements also contains a covenant limiting competition with iLinc for one year following termination of employment. The aggregate potential payment under such agreements would be $415,000 as of September 30, 2008.

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

         We have formed relationships with organizations that market and sell our products and services through their sales distribution channels. The relationships can be categorized into those that act as agents and sell on our behalf and value added resellers (a "VAR") that actively sell our products and provide product support typically to their own existing customer base. As of September 30, 2008, we had over 20 organizations selling our products providing indirect sales in the United States and in countries outside the United States, including Canada, the United Kingdom, The Netherlands, Germany, Spain and Japan. Our VARs execute agreements with us to resell our products to their customers through direct sales and in some cases through integration of our products into their products or service offerings. Our distribution agreements typically have terms of one to three years and are automatically renewed for an additional like term unless either party terminates the agreement for breach or other financial reasons. In most of these agreements, the VAR licenses the product from us and resells the product to its customers. Under those VAR agreements, we record only the amount paid to us by the VAR as revenue and recognize revenue when all revenue recognition criteria have been met.

PERFORMANCE MEASURES AND INDICATORS

         In evaluating our operating performance on a quarterly and annual basis, we consider levels of revenues, gross profit, operating income and net income to be important indicators.

         As indicators of future financial performance, we monitor and evaluate non-financial measures, such as number of seats sold, average sales price per transaction, average sales cycle, quota achievement by the direct sales staff, the number of transactions, the percentage each product sold contributes to total revenue, monthly recurring revenue, backlog, total bookings, deferred revenue and the trends indicated by these factors.

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

         The following table shows certain items from our income statement as a percentage of revenues from continuing operations (in thousands, except percentages):

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                          ------------------------------------------------------------------------------
                                                 2008               2007                2008               2007
                                          ------------------------------------------------------------------------------
Revenues                                                %                    %                 %                  %
   Software licenses......................$       335   21   $   1,218      47  $      920     26   $    2,370    46
   Subscription licenses..................        528   33         440      17         997     28          951    19
   Software maintenance, hosting and
     other services.......................        716   46         931      36       1,582     46        1,786    35
                                          ------------------------------------------------------------------------------
      Total revenues......................      1,579  100       2,589     100       3,499    100        5,107   100
                                          ------------------------------------------------------------------------------

Cost of revenues
   Software licenses......................         16    1          --      --          61      2           67     1
   Subscription licenses..................         74    5          78       3         140      4          181     4
   Software maintenance, hosting and
     other services.......................         81    5         240       9         208      6          451     9
   Amortization of acquired and developed
     software.............................         52    3          52       2         105      3           52     1
                                          ------------------------------------------------------------------------------
      Total cost of revenues..............        223   14         370      14         514     15          751    15
                                          ------------------------------------------------------------------------------

Gross Profit..............................      1,356   86       2,219      86       2,985     85        4,356    85
                                          ------------------------------------------------------------------------------

Operating expenses
   Research and development...............        558   35         547      21       1,089     31          909    18
   Sales and marketing....................        941   60       1,279      49       1,841     53        2,451    48
   General and administrative.............        647   41         579      22       1,260     36        1,242    24
                                          ------------------------------------------------------------------------------
     Total operating expenses.............      2,146  136       2,405      93       4,190    120        4,602    90
                                          ------------------------------------------------------------------------------
Loss from operations......................$      (790) (50)  $    (186)     (7) $   (1,205)   (35)     $  (246)   (5)
                                          ==============================================================================

RESULTS OF OPERATIONS

REVENUES FROM CONTINUING OPERATIONS

         Beginning in January 2008, we added a subscription offering to our sales product mix (our new "Software as a Service" or "SaaS" model). Pursuant to that SaaS model, customers are able to subscribe to iLinc's award-winning products on a per month or per year basis. As a result, we recognize revenue from those SaaS subscription agreements on a monthly basis regardless of the contractual term. The expected and announced result of that shift in sales emphasis has been a decline in Software License revenue and an increase in Subscription Service revenue, with a corresponding increase in contractual backlog. Therefore, when comparing revenues by category it is important to take into account our shift from a software license model (with revenue recognized at the time of sale) verses the more prevalent SaaS or subscription model (with revenue recognized over the term of the agreement).

          Total revenues generated from continuing operations for the three months ended September 30, 2008 and 2007 were $1.6 million and $2.6 million, respectively, a decrease of $1.0 million or 39% as a result of decreases in software license revenue that was partially offset by an increase in subscription services revenue, mostly as a result of the shift toward the SaaS license model. For the six months ended September 30, 2008 total revenues were $3.5 million, a 31% decrease of $1.6 million from revenues of $5.1 million for the six months ended September 30, 2007.

         o Software license revenues decreased $883,000 or 72% from $1.2 million in the three months ended September 30, 2007 to $335,000 in the three months ended September 30, 2008. The decrease was the result of the shift toward our new SaaS model and away from our historical software purchase model, in combination with declines in spending by potential customers as a result of declines in the overall U.S. economy. For the six months ended September 30, 2008, software licenses decreased $1.5 million, or 61% from $2.4 million for the six months ended September 30, 2007 to $920,000.

         o Subscription revenues increased $88,000, or 20% from $440,000 in the three months ended September 30, 2007 to $528,000 in the three months ended September 30, 2008. Direct subscriptions increased by $132,000 from $49,000 in the three months ended September 30, 2007 to $181,000 in the three months ended September 30, 2008. Web conferencing per-minute revenue was relatively flat at $251,000 from the three months ended September 30, 2007 to the three months ended September 30, 2008. Indirect subscription revenue decreased by $45,000 from $124,000 to $79,000 as a result of changes in the sales model and focus of one of our reseller partners. Overall, subscription services revenues were up by 5%, or $46,000 from $951,000 when compared to the six months ended September 30, 2007, to $997,000 for the six months ended September 30, 2008. Direct subscriptions increased by $188,000 from $120,000 for the six months ended September 30, 2007 to $308,000 for the six months ended September 30, 2008. Web per-minute decreased slightly by $23,000 from $521,000 for the six months ended September 30, 2007 to $498,000 for the same period in fiscal 2009. Indirect subscriptions decreased $119,000 from $280,000 in the six months ended September 30, 2007 to $161,000 in the six months ended September 30, 2008 as a result of changes in the sales model and focus of one of our reseller partners. With our continued emphasis on our new subscription or SaaS sales model, we expect subscription revenue to continue to increase throughout the remainder of fiscal 2009, software license revenue to remain relatively flat from a sequential quarterly basis, and backlog to continue to grow as we layer on term subscription agreements from a direct and indirect basis.

         o Software maintenance, hosting and other services revenues decreased $215,000 or 23% from $931,000 in the three months ended September 30, 2007 to $716,000 in the three months ended September 30, 2008. This decline was due to the cessation in the sale of non-core custom content development services and non-core third party co-location hosting that were a part of a legacy offering, and therefore not as a result in declines in our core Web conferencing maintenance and hosting services. To that end, we recognized increases in maintenance fees of $21,000 and hosting fees of $7,000 from renewals as SaaS model agreements and our customer base continues to expand. In addition, we recognized an increase in training, storage and recording revenues of $19,000. We recognized commissions for audio wholesale of $35,000 for the three months ended September 30, 2008. The increases were partially offset by a decrease in our non-core legacy custom content revenues of $185,000. With the cessation of that subcontractor agreement concerning non-core custom content development in April 2008 we will not recognize custom content revenues in future periods. In addition, an agreement with one specific customer for co-location hosting expired in July and revenues for that customer decreased $108,000, without likewise the recognition of further non-core collocation revenue in future periods. For the six months ended September 30, 2008, software maintenance, hosting and other services decreased $204,000, or 11% from $1.8 million in the six months ended September 30, 2007 to $1.6 million in the six months ended September 30, 2008. Specifically, we recognized an increase in maintenance of $83,000 from $893,000 to $976,000 and increases in hosting of $38,000 from $214,000 to $252,000 when comparing the six months ended September 30, 2007 to the same period in fiscal 2009. We recognized audio wholesale commissions of $55,000 in the six months ended September 30, 2008. Product training, storage and recording revenues increased by $28,000 from $95,000 in the first six months of fiscal 2008 to $123,000 in the same period in the 2009 fiscal year. The increases were partially offset by a decrease in non-core custom content revenues of $296,000, and non-core co-location hosting revenue of $104,000.

         o For the three months ended September 30, 2008, software license revenues were 21% of total revenue, subscription services revenues were 33% of total revenue and software maintenance, hosting and other services revenues were 46% of total revenue, as compared to 47%, 17% and 36%, respectively, for the three months ended September 30, 2007. For the six months ended September 30, 2008, software license revenues were 26% of total revenue, subscription services revenues were 28% of total revenue and software maintenance, hosting and other services revenues were 46% of total revenue, as compared to 46%, 19% and 35%, respectively, for the six months ended September 30, 2007. We expect software license revenues and subscription services revenue to continue to become a larger percentage of total revenues as total revenues increase given our continued focus on our historical software purchase model, and increasing emphasis on our new subscription or SaaS sales and licensing model. We expect sales from off-the-shelf license sales to decline.

COST OF REVENUES FROM CONTINUING OPERATIONS

         Cost of software license revenues is driven by the types of software licenses sold. It consists of royalty fees paid on certain off-the-shelf products, if any, sold, and sales rebates to distribution partners on the sale of certain software products. Cost of software license revenues for the three months ended September 30, 2008 and 2007 were $16,000 and $0, respectively, an increase of $16,000. The increase was related to an increase in off-the-shelf courseware revenues. Cost of software license revenue was approximately 1% of total revenues in the quarter ended September 30, 2008 and 0% of total revenues in the quarter ended September 30, 2007. Cost of software license revenues for the six months ended September 30, 2008 and 2007 were $61,000 and $67,000, respectively, a decrease of $6,000, or 9%. Cost of software license revenue was approximately 2% of total revenues in the six months ended September 30, 2008 and approximately 1% of total revenues in the six months ended September 30, 2007. We expect the cost of software license revenues to remain below 3% of total license revenue, as we focus on the sale of our very high margin software license products, and expect cost of revenues to rise only because of royalties which may be due from the sale of off-the-shelf courseware.

         While cost of license revenues are low, we record the cost of subscription services revenue using a fully allocated overhead method that includes an allocation of salaries and allocable expenses such as network costs resulting from the delivery of our hosted Web conferencing services. Cost of subscription services revenue for the three months ended September 30, 2008 and 2007 were $74,000 and $78,000, respectively, a decrease of $4,000 or 5%. The decrease was primarily a result of a decrease in salaries and benefits due to a reduction in headcount as we reshaped the organization from the sale of our audio conferencing assets. Cost of subscription services revenue was approximately 5% of total revenues in the three months ended September 30, 2008 and approximately 3% of total revenues in the three months ended September 30, 2007. For the six months ended September 30, 2008 and 2007 cost of subscription services were $140,000 and $181,000, respectively, a decrease of $41,000 or 23%. The decrease was primarily a result of a decrease in salaries and benefits due to a reduction in headcount as we reshaped the organization from the sale of our audio conferencing assets. Cost of subscription services revenue was approximately 4% of total revenues in both six month periods ended September 30, 2008 and 2007. Overall, we expect the cost of subscription services to remain relatively consistent at 3% to 5% of revenues.

         Cost of software maintenance, hosting and other services revenue includes an allocation of technical support personnel and facilities costs allocable to those services revenues consisting primarily of a portion of our facilities costs, communications and depreciation expenses. However, by far the largest and most variable component of the cost of software maintenance, hosting and other services historically has arisen from the amount due to our third-party subcontractor which was a fixed proportion of our non-core custom content revenue. The cost of software maintenance, hosting and other services for the three months ended September 30, 2008 and 2007 was $81,000 and $240,000, respectively, a decrease of $159,000 or 66%. The decrease was primarily a result of decreases in non-core custom content revenue and therefore associated decreases in amount due our sub-contractor, which decreased by $137,000 from $137,000 for the three months ended September 30, 2007 to $0 for the three months ended September 30, 2008. Cost of software maintenance, hosting and professional services revenue was approximately 5% and 9% of total revenues in the three months ended September 30, 2008 and 2007, respectively. The cost of software maintenance, hosting and other services for the six months ended September 30, 2008 and 2007 was $208,000 and $451,000, respectively, a decrease of $243,000 or 54%. The decrease was primarily a result of decreases in non-core custom content revenue and therefore associated decreases in amount due our sub-contractor, which decreased by $218,000 from $255,000 for the six months ended September 30, 2007 to $37,000 for the six months ended September 30, 2008. Cost of software maintenance, hosting and professional services revenue was approximately 6% and 9% of total revenues in the three months ended September 30, 2008 and 2007, respectively. We expect that cost of software maintenance, hosting and other services revenue will remain consistent at approximately 5% to 7% of revenues for the remainder of fiscal 2009.

         Amortization of acquired and developed software consists of amortization of capitalized software development costs related to iLinc version
9. Amortization of acquired and developed software for both the three months ended September 30, 2008 and 2007 was $52,000. Amortization of acquired and developed software for the six months ended September 30, 2008 and 2007 was $105,000 and $52,000, respectively, as we began amortizing costs related to iLinc version 9 in July, 2007.

GROSS PROFIT

         As a result of the foregoing, our gross profit (total revenues less total cost of revenues) decreased from $2.2 million for the three months ended September 30, 2007 to $1.4 million for the three months ended September 30, 2008. We expect to see gross profit increase as revenues increase in dollar amount and as a percentage as revenues rise since most of the cost of sales is fixed in nature, (e.g., facilities and amortization expense).

OPERATING EXPENSES FROM CONTINUING OPERATIONS

         Total operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses. We incurred operating expenses of $2.1 million in the three months ended September 30, 2008, a decrease of $259,000 or 11% from $2.4 million in the three months ended September 30, 2007. This decrease is due to decreases in sales and marketing expenses of $338,000 partially offset by increases in general and administrative expenses of $68,000 and in research and development expenses of $11,000. Total operating expenses were 136% and 93% of total revenues in the three months ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008, we incurred operating expenses of $4.2 million, a decrease of $412,000 or 9% from $4.6 million in the six months ended September 30, 2007. This decrease is due to decreases in sales and marketing expenses of $610,000 partially offset by increases in general and administrative expenses of $18,000 and in research and development expenses of $180,000. Total operating expenses were 120% and 90% of total revenues in the six months ended September 30, 2008 and 2007, respectively.

         Research and development expenses represent expenses incurred in connection with the continued development and enhancement of our software products and new versions of our software. Those costs consist primarily of salaries and benefits, telecommunication allocations, rent allocations, computer equipment allocations and allocated depreciation and amortization expense. Research and development expenses for the three months ended September 30, 2008 and 2007 were $558,000 and $547,000, respectively, an increase of $11,000 or 2%. During the first quarter of fiscal 2007, we began capitalizing identified direct expenses associated with a specific software development upon achieving technological feasibility for version 9 of our Web collaboration software in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. We continued to capitalize those direct costs through June 2007 when the new software product was released for distribution and sale to our customers. We began amortizing these software development costs over a three year period beginning in July 2007. The increase in research and development costs is primarily related to an increase in salary and benefit expense of $80,000. The increase was partially offset by a decrease of $43,000 as the result of the termination of a professional services contract that we had engaged in during most of fiscal 2008. Research and development expense was approximately 35% of total revenues in the three months ended September 30, 2008 and approximately 21% of total revenues in the three months ended September 30, 2007. Research and development expenses for the six months ended September 30, 2008 and 2007 were $1.1 million and $909,000, respectively, an increase of $180,000 or 20%. The increase in research and development costs is primarily related to an increase in salary and benefit expense of $293,000. This increase is a result of increased headcount period over period to support our investment in innovation in addition to the fact that in the first three months of the six months ended September 30, 2007, salary costs directly associated with the development of version 9 were being capitalized, whereas in the six months ended September 30, 2008, the salary costs of those developers are no longer being capitalized, but are being expensed directly to research and development expense. Research and development expense was approximately 31% of total revenues in the six months ended September 30, 2008 and approximately 18% of total revenues in the six months ended September 30, 2007. We expect cost of sales and research and development costs to remain relatively consistent with the first three months of fiscal 2009 but decline in dollar terms due to further planned reductions in headcount where appropriate.

         Sales and marketing expenses consist primarily of sales and marketing salaries and benefits, and also include allocated travel and entertainment costs, allocated advertising and other marketing expenses. Sales and marketing expenses were $941,000 and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, a decrease of $338,000 or 26%. The decrease was a result of planned decreases in salaries and benefits of $82,000 associated with decreased headcount and compensation structure, a decrease in professional services of $68,000, indirect commissions and rebates of $141,000 and a decrease in advertising and marketing expenses of $86,000. As a percentage of revenues, sales and marketing for the three months ended September 30, 2008 and 2007 was 60% and 49%, respectively. Sales and marketing expenses were $1.8 million and $2.5 million for the six months ended September 30, 2008 and 2007, respectively, a decrease of $610,000 or 25%. The decrease was a result of planned decreases in salaries and benefits of $110,000 associated with decreased headcount and compensation structure, a decrease in professional services of $111,000, indirect commissions and rebates of $201,000 and a decrease in advertising and marketing expenses of $230,000. As a percentage of revenues, sales and marketing for the three months ended September 30, 2008 and 2007 was 53% and 48%, respectively. We expect sales and marketing expenses to increase in amount when comparing quarterly expenditures on a sequential quarterly basis, and accordingly, as revenues rise we expect the percentage of sales and marketing expenses incurred in relation to total revenue to remain consistent with the first six months of fiscal 2009.

         General and administrative expenses consist of company-wide expenses that are not directly related to research and development or sales and marketing activities, with the bulk of those general and administrative expenses comprised of salaries, rent and the costs directly associated with being a public company, including accounting costs, legal costs and exchange listing fees. During the three months ended September 30, 2008 and 2007, general and administrative expenses from continuing operations were $647,000 and $579,000, respectively, an increase of $68,000 or 12%. The increase is a result of increases in salaries and benefits of $56,000, accounting fees of $26,000, telecommunications costs of $8,000 and taxes of $49,000. These increases were partially offset by decreases in professional services of $24,000, legal expenses of $4,000, board and investor relations of $18,000, computer subscriptions of $9,000, insurance expenses of $8,000 and bad debt expense of $13,000. General and administrative expenses from continuing operations were 41% of total revenues in the three months ended September 30, 2008 and 22% of total revenues in the three months ended September 30, 2007. During the six months ended September 30, 2008 and 2007, general and administrative expenses from continuing operations were $1.3 million and $1.2 million, respectively, an increase of $18,000 or 1%. The increase is a result of increases in salaries and benefits of $56,000, accounting fees of $62,000, telecommunications costs of $13,000 and taxes of $46,000. These increases were partially offset by decreases in professional services of $49,000, legal expenses of $23,000, board and investor relations of $10,000, computer subscriptions of $14,000, insurance expenses of $10,000 and bad debt expense of $13,000. General and administrative expenses from continuing operations were 36% of total revenues in the six months ended September 30, 2008 and 24% of total revenues in the six months ended September 30, 2007. In general, we expect general and administrative expense to decrease as a percentage of revenue as revenues rise, but to remain consistent in dollar amounts with the first six months of the 2009 fiscal year.

LOSS/INCOME FROM OPERATIONS

         For the three months ended September 30, 2008, we reported a loss from operations of $790,000 as compared to a loss from operations of $186,000 for the three months ended September 30, 2007, a decrease of $604,000. For the six months ended September 30, 2008, we reported a loss from operations of $1.2 million as compared to a loss from operations of $246,000 for the six months ended September 30, 2007, a decrease of $959,000. During the remainder of fiscal 2009, we expect to increase earnings from operations in fiscal 2009 by increasing revenues and decreasing expenses in all three major categories of operating expense.

INTEREST EXPENSE FROM CONTINUING OPERATIONS

         Interest expense from continuing operations paid on outstanding debt instruments for the three months ended September 30, 2008 and September 30, 2007 was $259,000 and $263,000, respectively, a decrease of $4,000. Non-cash interest expense, arising from the beneficial conversion feature of our debt and amortization of deferred financing costs, for the three months ended September 30, 2008 and September 30, 2007 was $79,000 and $81,000, respectively, a decrease of $2,000. Interest expense from continuing operations paid on outstanding debt instruments for the six months ended September 30, 2008 and September 30, 2007 was $517,000 and $519,000, respectively, a decrease of $2,000. Non-cash interest expense, arising from the beneficial conversion feature of our debt and amortization of deferred financing costs, for the six months ended September 30, 2008 and September 30, 2007 was $158,000 and $162,000, respectively, a decrease of $4,000.

         We expect interest expense from continuing operations to remain consistent in fiscal 2009 with the expense incurred in fiscal 2008. We also expect non-cash interest expense resulting from the beneficial conversion feature of our debt and amortization of deferred financing costs to remain consistent in fiscal 2009, because the amortization is straight-line. Should there be any debt conversions in fiscal 2009, the interest will increase in order to accelerate the beneficial conversion feature and financing costs related to the proportion of debt converted.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

         We recorded tax expense of $22,000 for both the three months ended September 30, 2008 and 2007 and $43,000 for both the six months ended September 30, 2008 and 2007. The expense resulted from the recognition of the deferred income tax liability related to the tax deductible goodwill. We recorded a valuation allowance for our deferred tax asset because we concluded it is not likely we would be able to realize the tax assets due to the lack of profitable operating history. In the event that we determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income through a tax benefit in the period such a determination was made that we have met the more likely than not threshold for such recognition.

RESULTS OF DISCONTINUED OPERATIONS

         On April 28, 2008, we entered into an Asset Purchase Agreement (the "Audio Conferencing Agreement") with American Teleconferencing Services Ltd. (the "Purchaser"), a subsidiary of Premiere Global Services, Inc. The Audio Conferencing Agreement provided for the sale by iLinc of a majority of our audio conferencing assets. The closing of the transaction occurred on May 2, 2008. On the closing date, the Purchaser paid iLinc $3.3 million, with an additional payment of $833,000 to be paid within ten days of the transition date of July 25, 2008 as defined in the Audio Conferencing Agreement. The transition payment of $833,000 was received on August 8, 2008. As further consideration, the Purchaser will tender on or before June 1, 2009 an earn-out payment, if any, which is the product of 1.25 times the amount that the Purchaser earns in revenue from the acquired customer accounts in excess of $2.7 million during the first twelve months after closing. Additionally, on May 13, 2008, the Purchaser paid $558,000 for iLinc's identified audio conferencing accounts receivable that was less than 90 days old, and paid in August 2008 103%, or $27,000 of the accounts receivable collected from those audio conferencing accounts in excess of the initial payment. The total sales price including the sales of the accounts receivable was $4.7 million and the resulting gain on sale of $1.8 million has been recorded.

         On June 30, 2008, we entered into an Asset Purchase Agreement (the "Events Business Agreement") with Conference Plus, Inc. The Events Business Agreement provided for the sale by iLinc of the assets related to the Events portion of our audio conferencing business (the "Events Business"). On the closing date, the Purchaser paid iLinc $175,000, with additional monthly earn-out payments equal to the greater of: (a) twenty-five percent of the revenue derived by Purchaser from the Event Business or (b) $10,000 for each of the twenty-four months after the closing date. The minimum monthly amount due of $10,000 per month has been recorded the balance of which was $120,000 in Other Receivables - Current, and $100,000 in Other Receivables in Noncurrent at September 30, 2008. The Company recorded an additional $8,000 in other receivables - current as of September 30, 2008.

         The proceeds received as a result of the sale as of September 30, 2008 were $215,000 with a total receivable balance of $228,000. The gain on sale of $128,000 resulting from the transaction has been recorded, which included an additional $28,000 in revenues related to discontinued operations in excess of the minimum monthly earn-outs for the three months ending September 30, 2008.

         We sold both our audio conferencing and Events Business assets due to continued price pressure for the market's perception of a commoditized product in regards to audio conferencing, and as a result we experienced continued margin contraction. We sold these assets to provide cash to enable us to focus on our Web conferencing product.

         Therefore, pursuant to the criteria established by SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF DISPOSAL OF LONG-LIVED ASSETS, we have determined that all of our audio conferencing operations and related assets and liabilities should be classified as assets and liabilities "related to discontinued operations" as of September 30, 2008 and March 31, 2008 and, our results of operations related to its audio conferencing business for the three and six months ended September 30, 2008 and 2007 have been reclassified as income from discontinued operations.

         A summary of the assets and liabilities of the audio conferencing business are as follows:

                                                              ------------------------------------
                                                               SEPTEMBER 30,       MARCH 31,
                                                              ----------------  ----------------
                                                                   2008              2008
                                                              ----------------  ----------------
                                                                       (IN THOUSANDS)
Assets:
Accounts receivable.........................................  $         --       $       834
Property and equipment, net.................................            --               192
Goodwill....................................................            --             1,686
Intangible assets, net......................................            --               433
                                                              ----------------  ----------------
Assets - related to discontinued operations.................  $         --       $     3,145
                                                              ================  ================

Liabilities:
Accounts payable............................................  $        84       $       611
Accrued liabilities.........................................            5               167
                                                              ----------------  ----------------
Liabilities - related to discontinued operations............  $        89       $       778
                                                              ================  ================

         A summary of the results from discontinued operations for the three and six months ended September 30, 2008 and 2007 are as follows:

                                                            FOR THE THREE             FOR THE SIX
                                                             MONTHS ENDED             MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                         2008           2007        2008           2007
                                                       --------------------------------------------------

Audio services revenues............................... $         --  $     1,315 $       641 $     2,921
Cost of audio services revenues.......................          104          878         678       1,795
                                                       --------------------------------------------------
Gross profit..........................................         (104)         437         (37)      1,126

Operating expenses....................................           77          130         106         282
                                                       --------------------------------------------------
Loss/income from discontinued operations..............         (181)         307        (143)        844
Interest expense......................................           --           --          --         (14)
Loss/gain on sale of Audio Conferencing and Events
  Businesses..........................................           (1)          --       1,937          --
                                                       --------------------------------------------------
Net loss/income from discontinued operations.......... $       (182) $       307 $     1,794 $       830
                                                      -========================-=========================

         There was no tax effect within the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have generated cash from cash flow provided by operations, and when necessary capital raising activities through the sale of our common and preferred stock. On May 2, 2008, we closed a transaction in which we sold a majority of our audio conferencing assets and audio operations for $4.2 million in cash, of which $3.3 million was received at closing and $833,000 was received on August 8, 2008. In addition, on June 30, 2008, we sold our Events Business for $175,000 in cash, with an additional minimum earn-out of $10,000 per month for 24 months. As such, assets and liabilities related to the audio conferencing business were classified as Held for Sale in our financial statements as of March 31, 2008. We have collected $4.4 million of the purchase price as of September 30, 2008. We have used cash from operations and cash received from the sale of audio assets to fund our operations, but have not used our cash to prepay or reduce debt obligations.

         In evaluating our liquidity, we evaluate levels of current assets, current liabilities and accounts receivable, aging of accounts receivable and maturities of debt and obligations under long term leases. Our current assets, including accounts receivable, at September 30, 2008 of $4.5 million were $601,000 lower than our levels of current assets of $5.1 million at March 31, 2008. Our current liabilities at September 30, 2008 of $2.9 million were approximately $939,000 less than our level of current liabilities at March 31, 2008 of $3.9 million. We had working capital of $1.6 million at September 30, 2008 compared to working capital of $1.2 million at March 31, 2008. Our cash and cash equivalents and certificate of deposit balance increased by $2.3 million, from $1.0 million at March 31, 2008 to $3.3 million at September 30, 2008. Our accounts receivable, net of allowance for doubtful accounts, were $818,000 and $627,000 at September 30, 2008 and March 31, 2008, respectively. Accounts receivable increased, due to the timing of revenue recognized during the quarter when comparing the three months ended September 30, 2008 to the three months ended March 31, 2008. Other current receivables of $128,000 at September 30, 2008 consisted of minimum monthly amounts due from the purchaser of our Events Business. Prepaid and other current assets decreased by $49,000 due in part to the timing of annual contracts that were prepaid and by a decrease in the valuation of a warrant. Accounts payable decreased by $144,000 from $612,000 at March 31, 2008 to $468,000 at September 30, 2008 as a result of paying amounts due at March 31, 2008 during the June 2008 quarter in addition to our efforts to cut expenses during the six months ended September 30, 2008. Accrued liabilities increased by $98,000 from $751,000 at March 31, 2008 to $849,000 at September 30, 2008, primarily due to the increase of accrued salaries and benefits of $215,000. At September 30 and March 31, 2008, assets related to discontinued operations were $0 and $3.1 million, respectively. Liabilities classified as related to discontinued operations were $89,000 and $778,000 at September 30 and March 31, 2008, respectively. At September 30, 2008 long term debt due in less than one year, capital lease obligations due in less than one year, interest expense for the coming year and operating lease obligations for the coming year aggregated $96,000, $128,000, $1.0 million and $414,000, respectively. We anticipate that cash flow from operations combined, with the cash received for the sale of our audio conferencing assets, should be sufficient to allow us to meet these obligations without raising additional capital.

         We plan to continue to focus on managing, and reducing where appropriate, overhead while increasing revenue through software and subscription sales in an effort to return to positive cash flow in fiscal 2009, and ultimately profitability when appropriate.

CASH FLOWS FROM CONTINUING OPERATIONS

         Cash used in operating activities from continuing operations was $1.8 million for the six months ended September 30, 2008. In the six months ended September 30, 2008, cash used in operating activities was primarily attributable to a net loss from continuing operations of $1.9 million, an increase in accounts receivable of $200,000, an increase in prepaid expenses and other current assets of $12,000, a provision for bad debt expense of $9,000, a decrease in accounts payable and accrued expenses of $46,000 and a decrease in deferred revenue of $213,000. These items were partially offset by depreciation and amortization of $286,000, stock compensation expense of $103,000, deferred income tax expense of $43,000, non-cash accretion of deferred debt discount to interest expense of $101,000, and warrant expense of $7,000.

         Cash used in operating activities from continuing operations was $154,000 during the six months ended September 30, 2007. Cash used in operating activities from continuing operations during the six months ended September 30, 2007 was primarily attributable to a net loss of $991,000. Cash provided by operating activities was attributable to an increase in accounts payable and accrued expenses of $154,000, increase in deferred revenue of $86,000, decrease in prepaid expenses and other current assets of $71,000, depreciation and amortization of $207,000, warrant expense of $21,000, stock compensation expense of $89,000, deferred income tax expense of $43,000, non-cash accretion of deferred debt discount to interest expense of $101,000, a decrease in accounts receivable of $44,000 and a provision for bad debts of $21,000.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash used in investing activities from continuing operations was $2.5 million, and $371,000 in the six months ended September 30, 2008 and 2007, respectively. Cash used in investing activities from continuing operations during the six months ended September 30, 2008 was primarily due to $2.4 million investment in certificates of deposit and $56,000 in capital expenditures. Cash used in investing activities from continuing operations during the six months ended September 30, 2007 was primarily due to investments of $12,000 in certificates of deposit, capital expenditures of $110,000 and capitalization of software development costs of $263,000. These items were partially offset by the repayment of a note receivable of $12,000.

CASH PROVIDED BY FINANCING ACTIVITIES

         Cash used in financing activities from continuing operations was $154,000 and $158,000 during the six months ended September 30, 2008 and 2007, respectively. Cash used in financing activities from continuing operations in the six months ended September 30, 2008 was attributable to payment of Series A and B preferred stock dividends of $56,000, repayment of long-term debt of $40,000 and repayment of capital lease liabilities of $58,000. Cash used in financing activities from continuing operations in the six months ended September 30, 2007 was attributable to payment of Series A and B preferred stock dividends of $70,000, repayment of long-term debt of $83,000 and repayment of capital lease liabilities of $24,000, partially offset by proceeds from exercise of stock options of $19,000.

CASH FLOWS FROM DISCONTINUED OPERATIONS

         Cash used in operating activities from discontinued operations for the six months ended September 30, 2008 was $646,000. Cash provided by operating activities from discontinued operations for the six months ended September 30, 2007 was $749,000. Cash provided by investing activities from discontinued operations for the six months ended September 30, 2008 was $5.0 million. Cash used in investing activities from discontinued operations for the six months ended September 30, 2007 was $2,000.

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

         Outstanding Indebtedness

         In March 2002, we completed a private placement offering (the "Convertible Note Offering") that provided gross proceeds of $5.75 million that was used to extinguish an existing line of credit. Under the terms of the Convertible Note Offering, we issued unsecured subordinated convertible notes (the "Convertible Notes"). The Convertible Notes bear interest at the rate of 12% per annum and require quarterly interest payments, with the principal due at maturity on March 29, 2012. The holders of the Convertible Notes may convert the principal into shares of our common stock at the fixed price of $1.00 per share. We may force redemption by conversion of the principal into common stock at the fixed conversion price, if at any time the 20 trading day average closing price of our common stock exceeds $3.00 per share. These notes are subordinated to any present or future senior indebtedness. As a part of the Convertible Notes offering, we also issued warrants to purchase 5,775,000 shares of our common stock, but those warrants expired on March 29, 2005 without exercise. The fair value of the warrants was estimated using the Black-Scholes pricing model and a discount to the Convertible Notes of $1,132,000 was recorded using this value, which is being amortized to interest expense over the 10-year term of the Convertible Notes. Upon conversion, any remaining discount and beneficial conversion feature will be expensed in full at the time of conversion. During fiscal years 2004, 2005 and 2006, holders with a principal balance totaling $675,000 converted their notes into 2,121,088 shares of our common stock at prices from $0.25 to $0.30 per share. No conversion of debt or acceleration of amortization of costs occurred during the six months ended September 30, 2007 or 2008.

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

         Preferred Stock

         On September 16, 2003, we completed our private placement of Series A convertible preferred stock with detachable warrants to purchase 750,000 shares of common stock, providing $1,500,000 in gross proceeds. We originally issued 150,000 shares of Series A Preferred Stock that converts to 3,000,000 shares of common stock. The warrants were immediately exercisable at a price of $1.50 per share and expired on September 16, 2006. We pay an 8% cash dividend, payable quarterly to holders of the Series A Preferred Stock, and the dividend is cumulative. The Series A Preferred Stock is non-voting and non-participating. The shares of Series A Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The cash proceeds of the private placement of Series A Preferred Stock were allocated pro rata between the relative fair values of the Series A Preferred Stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The aggregate value of the warrants and the beneficial conversion discount of $247,000 were considered a deemed dividend in the calculation of loss per share. During fiscal years 2005 and 2006, holders of 35,000 shares converted to 700,000 shares of common stock. During fiscal 2007, holders of 12,500 shares of Series A Preferred Stock converted those shares into 250,000 shares of our common stock. During fiscal 2008, holders of 10,000 shares of Series A Preferred Stock converted those shares into 200,000 shares of our common stock. During the three months ended September 30, 2008, holders of 30,000 shares of Series A Preferred Stock converted those shares into 600,000 shares of our common stock. The resale of the underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

         On September 30, 2005, we completed our private placement of Series B convertible preferred stock, with detachable warrants. We originally issued 70,000 shares of Series B Preferred Stock that converts to 2,800,000 shares of common stock, if all converted and warrants to purchase 700,000 shares of common stock. The Series B Preferred Stock bears an 8% dividend payable quarterly. The dividend is cumulative, and the Series B Preferred Stock is non-voting and non-participating. The shares of Series B Preferred Stock will not be registered under the Securities Act of 1933, as amended, and were offered in a private placement providing exemption from registration. The warrants that are exercisable at an exercise price equal to $0.50 per share expired on September 30, 2008. The aggregate value of the warrants of $55,000 is considered a deemed dividend in the calculation of earnings/loss per share. During the 2007 fiscal year, holders of 10,500 shares of Series B Preferred Stock converted those shares into 420,000 shares of our common stock. During the 2008 fiscal year, holders of 4,500 shares of Series B Preferred Stock converted those shares into 180,000 shares of our common stock. The resale of the underlying common stock that would be issued upon conversion of the preferred stock and upon exercise of the associated warrants has been registered with the SEC and may be sold pursuant to a resale prospectus.

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

ITEM 4T.  CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2008, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the second quarter ended September 30, 2008, no changes were made to our internal control over financial reporting that materially affected or were reasonably likely to materially affect our internal control over financial reporting.

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

OUR QUARTERLY OPERATING RESULTS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY.

         Our operating results have varied significantly from quarter to quarter and are likely to continue to fluctuate as a result of a variety of factors, many of which we cannot control. Factors that may adversely affect our quarterly operating results include: the dependence upon software purchase license sales in addition to the more ratable subscription model, the size and timing of product orders; the market acceptance of our products and services; our ability to develop and market new products in a timely manner; the timing of revenues and expenses relating to our product sales; and revenue recognition rules. Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. To the extent we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

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

DILUTION TO EXISTING STOCKHOLDERS WILL OCCUR UPON ISSUANCE OF SHARES WE HAVE RESERVED FOR FUTURE ISSUANCE.

         On September 30, 2008, 34,692,077 shares of our common stock were issued and outstanding, net of treasury shares. An additional 15,422,631 shares of our common stock were reserved for issuance that would be issued as the result of the exercise of options, warrants and restricted stock or the conversion of convertible notes and/or convertible preferred stock. The issuance of these additional shares will reduce the percentage ownership of our existing stockholders. The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a) During the six months ended September 30, 2008, holders of 30,000 shares of Series A preferred stock converted their shares to 600,000 shares of common stock. The conversion of the Preferred Stock was in accordance with the terms of the Preferred Stock agreement. We received no proceeds from the conversion of these shares of Series A preferred stock. The shares of common stock issued upon conversion of the shares of Series A preferred stock were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The resale of the underlying common stock issued upon conversion of the preferred stock has been registered with the SEC. No underwriting discounts or commissions were paid in conjunction with the conversions.

         (b) Not applicable.

         (c) We do not have a share repurchase program, and during the six months ended September 30, 2008, we did not repurchase any shares of our common stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2008 annual meeting of stockholders of the Company was held on August 15, 2008 at 9:00 a.m., local time, at the Company's offices. The stockholders elected Michael T. Flynn and James M. Powers, Jr. to serve a three year term as Class A directors. Mr. Flynn received 22,038,992 votes for and 79,026 votes withheld. Mr. Powers received 22,035,892 votes for and 82,126 votes withheld. The stockholders approved and ratified the appointment of Moss Adams LLP as the Company's independent registered public accounting firm for the fiscal year ended March 31, 2009 with 21,978,506 voting for, 73,444 voting against and 66,067 abstaining.

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





Dated: November 5, 2008        ILINC COMMUNICATIONS, INC.



                               By:/s/ James M. Powers, Jr.
                                  ----------------------------------------------
                               Chairman of the Board, President and Chief
                               Executive Officer



                               By:/s/ James L. Dunn, Jr.
                                  ---------------------------------------------
                               Senior Vice President and Chief Financial Officer